Form 10-K
period 1993-12-31
UNION PLANTERS CORP
filed 1994-03-28
CIK 100893

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from _________ to _________

                           Commission File No. 0-6919

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

                       Tennessee                                         62-0859007
                (State of incorporation)                     (I.R.S. Employer Identification No.)

             7130 Goodlett Farms Parkway, Memphis, Tennessee 38018 (address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (901) 383-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Common Stock having a par                       New York Stock Exchange
           value of $5 per share                           (name of each exchange
              (title of class)                             on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  8% Cumulative, Convertible Preferred Stock,
                Series E having a stated value of $25 per share
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                        Yes   X                  No
                             ---                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/


The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1994 was approximately $440,285,000.

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                     REGISTRANT'S CLASSES OF COMMON STOCK.

            CLASS                            OUTSTANDING AT FEBRUARY 17, 1994

    Common Stock having a par                           20,505,885
    value of $5 per share
       (title of class)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                              Part of Form 10-K
               Documents Incorporated                                      into which Incorporated
               ----------------------                                      -----------------------

          1.  Certain parts of the Annual Report to                       Items 1, 2, 5, 6, 7, and 8
              Shareholders for the year ended December
              31, 1993

          2.  Certain parts of the Definitive Proxy                               Part III
              Statement for the Annual Shareholders
              Meeting to be held April 28, 1994

                        FORM 10-K CROSS REFERENCE INDEX


                                                                                 Page Number
                                                                                 -----------
PART I

  Item 1.          Business                                                           4

  Item 1a.         Executive Officers of the Registrant                              20

  Item 2.          Properties                                                        22

  Item 3.          Legal Proceedings                                                 23

  Item 4.          Submission of Matters to a Vote of
                     Security Holders                                                 *


PART II

  Item 5.          Market for the Registrant's Common
                     Stock and Related Stockholder
                     Matters                                                         27

  Item 6.          Selected Financial Data                                           27

  Item 7.          Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                                       27

  Item 8.          Financial Statements and
                     Supplementary Data                                              27

  Item 9.          Changes in and Disagreements
                     with Accountants on Accounting
                     and Financial Disclosure                                         *

PART III

  Item 10.         Directors and Executive Officers
                     of the Registrant                                               27

  Item 11.         Executive Compensation                                            28

  Item 12.         Security Ownership of Certain
                      Beneficial Owners and Management                               28

  Item 13.         Certain Relationships and Related
                      Transactions                                                   28


PART IV

  Item 14.   Exhibits, Financial Statement

                Schedules, and Reports on Form 8-K                                          28


SIGNATURES                                                                                  30



* Not Applicable

                                     PART I

                               ITEM 1.  BUSINESS


GENERAL

       Union Planters Corporation (the Corporation) is a registered bank holding company and savings and loan holding company incorporated under the laws of Tennessee in 1971 and headquartered in Memphis, Tennessee. The Corporation's activities are conducted primarily through its 32 (38 including acquisitions consummated subsequent to December 31, 1993 and through March 1,
1994) bank and savings and loan subsidiaries headquartered in Tennessee, Mississippi, Arkansas, Kentucky, and Alabama. The largest subsidiary of the Corporation is Union Planters National Bank (UPNB), a financial services company which provides commercial banking services and products in Tennessee and other selected markets, primarily in the Mid-South and the Southeastern United States. Reference is made to Table 15 in Part II, Item 7, of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for a listing of the Corporation's subsidiaries owned at December 31, 1993, showing their respective total assets, total loans, total deposits, and total shareholders' equity.

     The Corporation serves its customers through 234 banking offices. Reference is made to page 59 of the 1993 Annual Report to Shareholders for a listing of the cities and communities served and the number of banking offices for each of the Corporation's banking subsidiaries.

UNION PLANTERS NATIONAL BANK (UPNB)

     UPNB offers a full range of traditional commercial banking services and products to individuals, businesses, and public and private entities. In addition to commercial loans, UPNB offers cash management and depository services, correspondent banking services, real estate and construction lending services, secured or asset-based lending, agri-business lending, leasing, and international trade services. Retail banking services include demand, savings and time deposit accounts, money market accounts, small commercial loans, personal loans, real estate and installment loans, credit cards, safe deposit facilities, trust and discount brokerage services, and other ancillary financial services normally furnished by full-service banks. Special private banking centers offer a complete range of personal financial services including credit and special investment services suitable to individuals having complex financial services needs.

     Trust services offered by UPNB include investment of funds, financial planning, estate and trust administration, and other trust services to individuals, businesses, government, and nonprofit organizations. UPNB acts in various corporate trust and agency capacities in connection with living trusts, retirement plans, and wills. Trust services are offered through UPNB's branch system, an office in Jackson, Tennessee, and its principal trust office in Memphis, Tennessee. Trust revenues for 1993 were $5.0 million compared to $4.5 million in 1992.

     UPNB is a major residential mortgage and construction lender in Shelby County, Tennessee. UPNB acts as a mortgage loan originator, processor, and servicer and its revenues are derived from brokerage, origination, and servicing fees. For 1993, these business activities had total revenues of approximately $13.2 million compared to $15.3 million in 1992.

     Commercial banking services also include providing data processing for correspondent banks and a computerized remote data- processing system to both correspondent and non-affiliated small and medium-sized banks. Management has decided to discontinue its data-processing services and the wind-down should be completed by mid-year 1994. Gross revenues from this operation were $482,000 in 1993 compared to $786,000 in 1992.

     Union Planters Brokerage Services (UPBS), an unincorporated division of UPNB, offers discount securities brokerage services to retail customers, primarily individuals. Revenues from this operation were $1.5 million in 1993 compared to $1.2 million in 1992.

     Through its Capital Markets Operation, UPNB purchases, pools, and securitizes portfolios of whole mortgage loans, consumer loans, and other financial instruments. The UPNB SBA Loan Trading

Operation is similar to the Capital Markets Operations except that it involves the purchasing, pooling, and securitization of the government-guaranteed portions of SBA loans. The Capital Markets and SBA Loan Trading Operations contributed approximately $474,000 and $4.1 million, respectively, to the pretax earnings of UPNB in 1993 and had gross revenues of $4.0 million and $12.7 million, respectively. In 1992, these operations generated pretax earnings of $2.5 million and $3.8 million, respectively, on gross revenues of $8.6 million and $11.2 million, respectively.

     In 1993, UPNB had net earnings of $35.6 million, which represented a return on average assets (ROA) of 1.07%, compared to net earnings of $27.1 million and an ROA of .89% for 1992.

COMMUNITY BANKING SUBSIDIARIES

     The Corporation's Community Bank Group consists of 28 (34 including acquisitions consummated subsequent to December 31, 1993 and through March 1,
1994) bank and three savings and loan subsidiaries headquartered in Tennessee, Mississippi, Arkansas, Kentucky, and Alabama, and offers full retail banking services in the market areas served. These services include checking and savings accounts, money market accounts, various types of time deposits, safe deposit facilities, 24-hour service for certain banking transactions through automated teller machines, limited trust services, and money transfers. Services also include financing of commercial transactions and making and servicing both secured and unsecured loans to individuals, partnerships, and corporations. The installment loan departments of the Community Banks make direct loans to individuals for personal, automobile, real estate, home improvement, business, and similar needs.

     In 1993, the Community Bank Group had net earnings of $30.2 million which represented a 1.01% ROA. This compares to net earnings of $24.4 million in 1992 which represented a 1.36% ROA. The decline in ROA between 1992 and 1993 was due primarily to one-time charges related to institutions acquired in 1993 and provisions for conversion to a new data processing system.

     Reference is made to the MD&A discussion incorporated herein by reference in Part II, Item 7, and to Note 2 to the financial statements for information regarding the Corporation's completed and pending acquisitions.

UNION PLANTERS INVESTMENT BANKERS CORPORATION (UPIBC)

     In the fourth quarter of 1990, the broker/dealer operations conducted by UPIBC and its subsidiaries were discontinued, and on January 2, 1991, the Corporation acquired an interest as a limited partner in Vining-Sparks IBG, Limited Partnership (VSIBG), the general partner of which is Memphis-headquartered broker/dealer, Vining Sparks Securities, Inc. (VSS). VSIBG engages in certain broker/dealer activities of the types formerly carried on separately by VSS and UPIBC. As discussed above, the activities of the Capital Markets and SBA Loan Trading Operations which were formerly part of UPIBC have been transferred to UPNB and are now part of UPNB's banking operations.

     The revenues of the broker/dealer operations are now limited to the Corporation's proportionate share (29%) of net earnings from its passive investment as a limited partner in VSIBG, which amounted to $3.7 million in 1993 and $3.9 million in 1992.

    The Corporation's investment in VSIBG at December 31, 1993 was $5.5 million. The only significant accounting transactions related to UPIBC in 1993 and 1992 were expenses related to pending litigation and some expenses related to winding down the former operations. Reference is made to Notes 13 and 19 to the financial statements found on pages 25 and 33, respectively, of the 1993 Annual Report to Shareholders. Reference is also made to Table 1, "Summary of Consolidated Results" on page 49 of the 1993 Annual Report to Shareholders for the impact of the broker/dealer operations on 1993 operating results. The material specifically referred to is incorporated by reference as a part of this response.

                           SUPERVISION AND REGULATION

     Bank holding companies, banks, savings and loan holding companies, savings and loan associations, and many of their non-bank subsidiaries are extensively regulated under both federal and state law. Compliance with these laws, including the Federal Deposit Insurance Corporation Improvement Act of 1991, continues to increase the regulatory burden on depository institutions, including the banking and thrift subsidiaries of the Corporation. The following description of statutory and regulatory provisions is not intended to be exhaustive and is qualified in its entirety by reference to such provisions. Any significant change in applicable law or regulations may have a material effect on the businesses and prospects of the Corporation.

GENERAL

       As a bank holding company ("BHC"), the Corporation is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). In addition, as a savings and loan holding company, the Corporation is registered with the Office of Thrift Supervision (the "OTS") and is subject to OTS regulations, supervision, and reporting requirements under the Home Owners Loan Act. The Corporation's subsidiaries which are national banking associations, including UPNB, are subject to supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC"). State bank subsidiaries of the

Corporation which are members of the Federal Reserve System are subject to supervision and examination by both the Federal Reserve and the state banking authorities of the states in which their headquarters are located. State bank subsidiaries which are not members of the Federal Reserve System are subject to supervision and examination both by the FDIC and the state banking authorities of the states in which they are located. The Corporation's savings and loan and savings bank subsidiaries are subject to supervision and examination by the OTS. The Corporation's "Banking Subsidiaries" (which term, as used herein, shall be deemed to include its savings and loan and savings bank subsidiaries) are subject to various requirements and restrictions, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the rate of interest that may be charged thereon, and limitations on the types and amounts of investments which may be made and the types of services that may be offered. Various consumer-protection laws and regulations also affect the operations of the Corporation's Banking Subsidiaries. In addition to the impact of regulation, the Banking Subsidiaries are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

       The Bank Holding Company Act of 1956, as amended (the "BHCA") generally requires the prior approval of the Federal Reserve where a BHC proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or otherwise to acquire control of a bank or to merge or consolidate with any other BHC. The BHCA generally prohibits the Federal Reserve from approving an application by a BHC to acquire a bank located in another state, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. Tennessee and certain other states, including most states contiguous to Tennessee, have adopted reciprocal interstate banking legislation permitting Tennessee-based bank holding companies to acquire banks and bank holding companies in such other states and allowing bank holding companies located in such states other than Tennessee to acquire banks and bank holding companies headquartered in Tennessee.

       A BHC is generally prohibited under the BHCA from acquiring voting shares of any company which is not a bank and from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to, or performing services for its subsidiaries. An exception to these prohibitions permits a BHC to engage in, or to acquire an interest in a company, such as a thrift institution, which engages in activities which the Federal Reserve has determined are so closely related to banking or managing or controlling banks as to be a proper incident thereto.

CAPITAL ADEQUACY

       The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum requirement of the guidelines for the ratio of a BHC's total capital to risk-weighted assets, including certain off-balance-sheet activities such as standby letters of credit (the "Total Capital Ratio") is 8%. At least one-half of a BHC's total capital must be composed of Tier 1 Capital which consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder of total capital is classified as "Tier 2 Capital," which may consist of subordinated debt (or certain other qualifying debt issued prior to March 12, 1988), other preferred stock, and a limited amount of loan loss reserves.

       In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum prescribed supervisory levels without significant reliance on intangible assets. Moreover, the Federal Reserve has indicated that it will consider a tangible Tier 1 Capital leverage ratio (arrived at by deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Corporation of any specific minimum Leverage Ratio which would be applied to the Corporation.

       In addition to those applicable to BHCs, there are capital guidelines which must also be met by each of a BHC's depository-institution subsidiaries. The Federal Reserve, the FDIC, the Comptroller, and the OTS have adopted substantially similar minimum capital guidelines with which each of the Corporation's Banking Subsidiaries regulated by them is expected to comply. State-chartered banks are also required to meet minimum capital requirements prescribed by their respective state bank regulatory authorities.

       Failure to meet minimum capital requirements could subject a depository institution to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, and a prohibition on the taking of brokered deposits. As described below, under the "Prompt Corrective Action" regulations, substantial additional restrictions can be imposed upon FDIC-insured institutions which fail to meet applicable capital requirements. See " -- Prompt Corrective Action."

       At December 31, 1993, the Corporation's Total (risk-based) Capital Ratio was 18.59%, its Tier 1 Capital ratio was 14.85% and its Leverage Ratio was 7.10%. In addition, each of the Corporation's Banking Subsidiaries satisfied the minimum capital requirements applicable to it and had the requisite capital levels to qualify as a "well-capitalized" institution under the prompt corrective action provisions discussed below.

PROMPT CORRECTIVE ACTION

       The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") enacted in December 1991 requires the appropriate federal bank regulatory authorities to take "prompt corrective action" with respect to depository institutions which do not meet their minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the capital regulations, a bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital ratio of at least 6% and a Total Capital ratio of at least 10% and has not been determined to be in a "troubled condition" by its appropriate federal regulatory authority. A bank is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above under " -- Capital Adequacy." A bank will be considered to be undercapitalized if it should fail to meet any minimum required measure, significantly undercapitalized if it should fall significantly below such measure, and critically undercapitalized if it should fail to maintain a level of tangible equity equal to not less than 2% of its total assets. A bank may be deemed to be in a capitalization category which is lower than is indicated by its actual capital position if it should receive an unsatisfactory examination rating.

       All institutions, regardless of their capital levels, are restricted from making any capital distributions or paying any management fees if, as a result thereof, the institution would fail to satisfy the minimum levels required in order to be considered adequately capitalized. An undercapitalized institution is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit to its regulator an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limitations; and (iv) required to obtain prior regulatory approval for acquisitions, branching, and new lines of business. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters. Pursuant to the guarantee, the institution's holding company would be liable up to the lesser of

5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. If the controlling BHC should fail to fulfill its obligations under the guarantee and should file (or have filed against it) a petition under the federal Bankruptcy Code, the appropriate federal banking regulator could have a claim as a general creditor of the BHC, and, if the guarantee were deemed to be a commitment to maintain capital under the federal Bankruptcy Code, the claim would be entitled to a priority position in such bankruptcy proceeding over third-party creditors of the BHC.

       The regulatory agencies have discretionary authority to reclassify well-capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions if the agency should determine, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which may consist of its receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution which fails to submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations upon interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers and restrictions on capital distributions by any BHC controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior regulatory approval and the institution would be prohibited from making payments of the principal of, or interest on its subordinated debt. If an institution should become critically undercapitalized, the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it should remain critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which it became critically undercapitalized.

DIVIDEND RESTRICTIONS

       The Corporation is a legal entity which is separate and distinct from its Subsidiary Banks as well as its non-bank subsidiaries. The Corporation's revenues (on a parent company only basis) result, in significant part, from dividends and management fees paid to the Corporation by its subsidiaries. The right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary, through the payment of such dividends or otherwise, is necessarily subject to the prior claims of creditors of the subsidiary (including its depositors, in the case of the Banking Subsidiaries) except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

       There are statutory and regulatory requirements applicable to the payment of dividends by the Corporation's Banking Subsidiaries to the Corporation. Each subsidiary of the Corporation which is a national banking association, including UPNB, is required by federal law to obtain the prior approval of the Comptroller for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks may only pay dividends to the extent that their retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). The Corporation's state-chartered Depository Subsidiaries are subject to similar restrictions on the payment of dividends by the respective state laws under which they are organized. Moreover, as noted above under " -- Prompt Corrective Action," all depository institutions are prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. At December 31, 1993, UPNB and the Corporation's other Depository Subsidiaries had, in the aggregate, approximately $74.3 million available for distribution to the Corporation without obtaining prior regulatory approval. The actual amount of dividends paid will be limited to a lesser amount by management of the Corporation in order to maintain compliance with the Corporation's own internal capital guidelines and to maintain strong capital positions in each of the Banking Subsidiaries of the Corporation. Future dividends will essentially depend upon the level of earnings of the Banking Subsidiaries of the Corporation.

       It is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. The federal bank regulatory authorities may also prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice. Furthermore, it is the position of the Federal Reserve that as a BHC, the Corporation is expected to act as a source of financial strength to each of its subsidiary banks. See " -- Support of Banking Subsidiaries" below.

SUPPORT OF BANKING SUBSIDIARIES

       Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength to its Banking Subsidiaries and, where required, to commit resources to support each of such Subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Corporation might not be inclined to provide it. Moreover, if one of its subsidiary banks should become undercapitalized, the Corporation would be required by FDICIA to guarantee the subsidiary bank's compliance with its capital plan in order for such plan to be accepted by the appropriate federal regulatory authority. See "-- Prompt Corrective Action."

       Under the "cross guarantee" provisions of the Federal Deposit Insurance Act, any FDIC-insured subsidiary of the Corporation (which includes all of the Corporation's Banking Subsidiaries) may be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with (i) the "default" of any other commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

       Because it is a bank holding company, any capital loans made by the Corporation to any of its Banking Subsidiaries are subordinate in right of payment to the claims of depositors and to certain other indebtedness of such Banking Subsidiary. In the event of a BHC's bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over certain other creditors of the BHC.

TRANSACTIONS WITH AFFILIATES

       Provisions of the Federal Reserve Act impose restrictions and limitations upon the type, amount, quantity, and quality of transactions between an "affiliate" (as defined below) of an FDIC-insured bank and the insured bank (including transactions with its bank holding company and its nonbank subsidiaries). The purpose of these restrictions and limitations is to prevent misuse of the resources of an FDIC-insured institution by its uninsured affiliates. An exception to most of these restrictions is provided for transactions between two insured banks which are subsidiaries of the same bank holding company where the holding company owns 80% or more of each of these banks (the "sister bank" exception). The restrictions are also inapplicable to transactions between an insured bank and its wholly-owned subsidiaries. These restrictions include limitations on the purchase and sale of assets and extensions of credit by the insured bank to its BHC or its BHC's nonbank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with their nonbank or non-savings bank affiliates to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries may not lawfully exceed 10% of the capital stock and surplus of the insured bank and
(ii) in the case of all affiliates of such insured bank, the aggregate amount of covered transactions of the insured bank and its subsidiaries may not lawfully exceed 20% of the capital stock and surplus of the bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for, or on behalf of, an affiliate. An "affiliate" of an insured bank is a person or entity which controls, is controlled by or is under common control with, such insured bank. The BHCA also prohibits a BHC and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC INSURANCE ASSESSMENTS

       The Banking Subsidiaries of the Corporation are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule which has increased the assessment rates for most FDIC-insured depository institutions. Under the new schedule, the annual premiums initially range from $.23 to $.31 for every $100 of deposits. Each financial institution is assigned to one of three capital classifications -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within its capital classification based upon supervisory evaluations by the institution's primary federal and, if applicable, state supervisory authorities and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

RECENT BANKING LEGISLATION

       In addition to the matters noted above, FDICIA made other significant changes to the federal banking laws. FDICIA institutes certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits.

       STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA required the federal bank regulatory agencies to prescribe, by regulation to become effective no later than December 1, 1993, standards for all insured depository institutions and depository-institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate risk exposure; (v) asset growth; and (vi) compensation, fees, and benefits. The compensation standards must prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss, but (subject to certain exceptions) may not prescribe specific compensation levels or ranges for directors, officers or employees. In addition, the federal bank regulatory agencies are required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository-institution holding companies.

       BROKERED DEPOSITS. The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a bank may not lawfully accept, roll over or renew any brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that may not receive brokered deposits also may not offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because UPNB and all of the Community Banks had at December 31, 1993, the requisite capital levels to qualify as well capitalized institutions, management of the Corporation believes that the brokered deposits regulation will have no material effect on the funding or liquidity of any of its Banking Subsidiaries. Moreover, management does not believe that the Corporation now has, or at that date had brokered deposits in any amount.

       CONSUMER PROTECTION PROVISIONS. FDICIA seeks to encourage enforcement of existing consumer-protection laws and enacted new consumer-oriented provisions including a requirement of notice to appropriate regulatory authorities and customers of any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest to be paid on, and the terms of their deposit accounts.

       INSTITUTIONAL EXPOSURE. FDICIA also required the Federal Reserve to prescribe standards which limit the risks posed by an insured institution's "exposure" to any other depository institution in order to limit the risks that the failure of a large depository institution would pose to an insured depository institution. FDICIA broadly defines "exposure" to include extensions of credit to the other institution; purchases of, or investments in, securities issued by the other institution; securities issued by the other institution and accepted as collateral for an extension of credit to any person; and all similar transactions which the Federal Reserve has defined by regulation to constitute exposure. The Federal Reserve has adopted certain procedures and "benchmark" standards to limit an insured depository institution's credit and settlement exposure to each of its correspondent banks. The final rules were effective on December 19, 1992, but provided for a two-year transition period.

       MISCELLANEOUS. FDICIA also made extensive changes in the applicable rules regarding audit, examinations, and accounting. FDICIA generally requires annual, on-site, full-scope examinations by each bank's primary federal regulatory authority. FDICIA also imposes new responsibilities on management, the independent audit committee and outside accountants to develop, approve or attest to reports regarding the effectiveness of internal controls, legal compliance, and off-balance-sheet liabilities and assets.

       DEPOSITOR PREFERENCE. Legislation recently enacted by Congress establishes a nationwide depositor preference rule in the event of a bank failure. Under this arrangement, all deposits and certain other claims against a bank, including the claim of the FDIC as subrogee of insured depositors, would receive payment in full before any general creditor of the bank would be entitled to any payment in the event of an insolvency or liquidation of the bank.

SECURITIES ACTIVITIES

     The Securities Exchange Act of 1934 and in some instances state securities statutes impose supervisory and regulatory requirements on the various securities activities conducted by banks and non-banking subsidiaries of bank holding companies.

GOVERNMENT POLICIES

     The earnings of the Corporation may be significantly affected by the policies of various regulatory authorities, including the domestic monetary policies of the Federal Reserve regulating credit, United States fiscal policy, and policies implemented by regulations affecting interest rates payable on deposits. The effect of such changes in policies upon the future earnings of the Corporation cannot be predicted.

COMPETITION

     The Corporation and its subsidiaries are subject to substantial competition in all aspects of their businesses. They compete directly with numerous other financial services firms, a significant number of which have substantially greater capital and other resources, higher lending limits, larger advertising budgets, and which offer a wider range of financial services. In addition to the competition from commercial banks and securities firms, there is increasing competition from other sources such as savings and loans, insurance companies, consumer finance companies, credit unions, mortgage companies, money market funds, and lending agencies of the United States Government. In the five-county Memphis market alone, there were approximately 45 banks and savings and loan associations (excludes credit unions) at June 30, 1993, as well as numerous other competing financial institutions. There is significant competition with respect to interest rates paid on deposits, interest rates charged on loans, and fees charged for services.

PERSONNEL

     As of February 28, 1994, the Corporation, including all subsidiaries, had 3,457 employees (including 517 part-time employees).

STATISTICAL DISCLOSURES

     The statistical information required by Item 1 may be found in the 1993 Annual Report to Shareholders, and, to the extent indicated, is incorporated herein by reference, as follows:


                                             Page in the Corporation's
                                               1993 Annual Report to
     Guide 3 Disclosure                            Shareholders
     ------------------                      -------------------------
  I. Distribution of Assets, Liabilities,
     and Shareholders' Equity; Interest
     Rates and Interest Differential
     A. Average Balance Sheet                          51
     B. Net Interest Earnings Analysis                 51
     C. Rate/Volume Analysis                           52


 II. Investment Portfolio
     A. Book Value of Investment Securities      14, 15, and 56
     B. Maturities of Investment Securities         15 and 16
     C. Investment Securities Concentrations     Not applicable


III. Loan Portfolio
     A. Types of Loans                                 53
     B. Maturities and Sensitivity of
        Loans to Changes in Interest Rates       Follows this table

                                         Page in the Corporation's
                                          1993 Annual Report to
     Guide 3 Disclosure                         Shareholders
     ------------------                  -------------------------
     C. Risk Elements
        1. Nonaccrual, Past Due 90 Days
           or More, and Restructured Loans             54
        2. Potential Problem Loans                     44
        3. Foreign Outstandings                  Not significant
        4. Loan Concentrations                         --
     D. Other Interest-Bearing Assets            Not significant


 IV. Summary of Loan Loss Experience
     A. Analysis of Allowance for Loan Losses          54
     B. Allocation of the Allowance for Loan
        Losses                                         53

  V. Deposits
     A. Average Balances                            51 and 52
     B. Maturities of Large Denomination
        Certificates of Deposit                  Follows this table
     C. Foreign Deposit Liability Disclosure     Not significant

 VI. Return on Equity and Assets
     A. Return on Assets                               35
     B. Return on Equity                               35
     C. Foreign Deposit Liability Disclosure     Not significant
     D. Equity to Assets Ratio                         35

VII. Short-Term Borrowings                             18


The following table presents the maturities and sensitivities of the Corporation's loans to changes in interest rates at December 31, 1993:

                             Due       Due After One    Due After
                            Within      But Within        Five
                           One Year     Five Years        Years
                           --------    -------------    ---------
                                  (Dollars in thousands)
Commercial                 $410,209      $166,083       $ 90,320

Real Estate-Construction     66,318        11,726          4,927
                           --------      --------       --------

    Total                  $476,527      $177,809       $ 95,247
                           ========      ========       ========

Fixed Rate                               $107,564       $ 24,601
                                         ========       ========

Variable Rate                            $ 70,245       $ 70,646
                                         ========       ========


The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over:

                                             December 31,
                                                 1993
                                             ------------
                                         (Dollars in thousands)
      Under 3 Months                           $153,576

      3 to 6 Months                              85,835

      6 to 12 Months                             46,968

      Over 12 Months                             81,216
                                               --------

        Total                                  $367,595
                                               ========

                 ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT


     The following is a list of executive officers of the Corporation. Information regarding the executive officers, their ages, their present positions held with the Corporation and its subsidiaries, and their principal occupations for the last five years are as follows:

                          Position of Executive Officers
       Name               with the Corporation and UPNB         Age
       ----               ------------------------------        ---
Benjamin W. Rawlins, Jr.  Chairman of the Board and             56
                          Chief Executive Officer of the
                          Corporation; Chairman of the Board
                          and Chief Executive Officer of UPNB

J. Armistead Smith        Vice Chairman of the Corporation      58

Jackson W. Moore          President of the Corporation          45

Jack W. Parker            Executive Vice President and          47
                          Chief Financial Officer of
                          the Corporation; Executive
                          Vice President and Chief
                          Financial Officer of UPNB

M. Kirk Walters           Senior Vice President, Treasurer,     53
                          and Chief Accounting Officer
                          of the Corporation; Senior Vice
                          President and Chief Accounting
                          Officer of UPNB

J. F. Springfield         Secretary and General Counsel of      64
                          the Corporation; Executive Vice
                          President, Secretary, and General
                          Counsel of UPNB

James A. Gurley           Executive Vice President of the       60
                          Corporation; Executive Vice
                          President of UPNB

Mr. Rawlins has been Chairman of the Board of the Corporation and UPNB since April, 1989 and January, 1986, respectively. He has also served as Chief Executive Officer of the Corporation and UPNB since September, 1984. Mr. Rawlins was President of the Corporation from September, 1984 until he was elected Chairman.

Mr. Smith has been Vice Chairman of the Corporation since 1989. Effective March, 1994, Mr. Smith became Chairman of the East Tennessee Region of the Corporation. He was President of the

Corporation's Community Bank Group from April of 1992 until February, 1994. Mr. Smith was President of UPNB from 1988 to April, 1992. Prior to becoming a Vice Chairman of the Corporation, Mr. Smith was an Executive Vice President of the Corporation from 1987 until elected Vice Chairman. He was a Vice Chairman of UPNB from 1985 until he was elected President.

Mr. Moore has been President of the Corporation since April, 1989. Since 1977, he had been a partner in the law firm of Wildman, Harrold, Allen, Dixon & McDonnell (and its predecessor Canada, Russell & Turner), the Corporation's outside legal counsel and had served on its Management Committee and as Chairman of its Administrative Committee for five years. He is also Chairman of PSB Bancshares, Inc. and is a Vice President and Director of its subsidiary, The Peoples Savings Bank, located in Clanton, Alabama. He has served on the Boards of the Corporation and UPNB since 1986.

Mr. Parker has been Executive Vice President and Chief Financial Officer of the Corporation since March, 1990. He has been an Executive Vice President and Chief Financial Officer of UPNB since March, 1990. From 1987 until being elected to these positions with the Corporation, he was an Executive Vice President of UPNB and President of the Mortgage Banking Group of UPNB.

Mr. Walters was elected Senior Vice President of the Corporation in November, 1990 and has been Chief Accounting Officer since February, 1990. He has been Treasurer of the Corporation since 1985. He was a Vice President of the Corporation from 1975 until he was elected to his current position. Mr. Walters has been an officer of UPNB for more than twenty years and is currently a Senior Vice President.

Mr. Springfield has been Secretary and General Counsel of the Corporation and Secretary and General Counsel of UPNB since December, 1985. He has been an officer of UPNB for more than thirty-seven years, and is currently an Executive Vice President.

Mr. Gurley was elected Executive Vice President of the Corporation in November, 1990. He was a Vice President of the Corporation from 1980 until he was elected Executive Vice President. He has been an officer of UPNB for more than twenty years and is currently an Executive Vice President.

                              ITEM 2.  PROPERTIES

     The Corporation's corporate headquarters are located in the company-owned UPNB Administrative Center at 7130 Goodlett Farms Parkway, Memphis, Tennessee, a two-building complex located near the center of Shelby County. In addition to being the corporate headquarters, it contains approximately 250,000 square feet of space and houses Retail Branch Administration, Bank Cards, Mortgage Servicing and Origination, Funds Management, Data Processing, Operations, Marketing, Human Resources, Financial, Legal, Insurance Services, and Community Bank Group Administration.

     UPNB's headquarters is located in a 70,000 square foot company-owned building in East Memphis. In addition to being its headquarters, the building also houses UPNB's Commercial Group, Trust Group, Credit and Review, and Brokerage Services.

     As of December 31, 1993, UPNB and other subsidiaries of the Corporation operated 170 banking offices in Tennessee, 25 in Mississippi, 22 in Arkansas, and 2 in Alabama. Of these, 150 are owned and 69 are leased by the subsidiaries. The subsidiaries also operate 167 twenty-four hour automated teller locations. The acquisitions completed subsequent to December 31, 1993 and through March 1, 1994 increased by 15 the number of banking offices to 234, of which 10 were added in Tennessee and five in Kentucky.

There are no material encumbrances on any of the company-owned properties.

                           ITEM 3.  LEGAL PROCEEDINGS

       The Corporation and/or various subsidiaries are parties to various pending civil actions, all of which are being defended vigorously. Management is of the opinion that the Corporation has accrued liabilities sufficient to cover the estimated costs associated with the ultimate resolution of all pending matters, including those discussed below. While additional provisions for litigation are possible, management is of the opinion, based on current information, including evaluations of outside counsel, that no additional provisions will be necessary for the foreseeable future. Any such additional provisions would obviously impact earnings in the operating periods in which such provisions were made. Nevertheless, management's view is that such additional provisions, if any, would not materially affect the financial condition of the Corporation. Various other legal proceedings against the Corporation and its subsidiaries have arisen in the ordinary course of business. Management is of the opinion that the Corporation's financial position will not be materially affected by the ultimate resolution of these other legal matters.

    UPNB and one of its officers are co-defendants in two civil actions seeking $29 million (after trebling) filed on or about July 25, 1985 in the U.S. Bankruptcy Court for the Eastern District of Missouri by the trustee for a failed grocery and its shareholders purportedly predicated upon an August, 1981 $115,000 loan by the First National Bank of Gibson County, Tennessee, later acquired by UPNB, to finance the shareholders' acquisition of the grocery business from other defendants unrelated to UPNB. The actions allege that the defendants subsequently conspired to defraud the plaintiffs of their rights in the grocery. This matter has been dormant since UPNB filed a motion for summary judgment in 1985.

    In 1988, the Corporation rescinded and terminated a purported agreement for the acquisition of a Louisiana bank holding company, Great American Corporation
(GAC). The Corporation and a subsidiary were made parties to several civil actions relating to the failed acquisition alleging damages estimated at $66 million and founded essentially upon theories that the Corporation had breached the acquisition agreement and committed wrongful acts under state law and a separate confidentiality agreement. In November, 1992, the Corporation completed the negotiation and signing of definitive agreements for the settlement of all the pending civil actions. A class consisting of all outside GAC shareholders between January 22 and October 4, 1988 was certified for purposes of consummating the settlement and the number of share owners excluded from that class was immaterial. Early in the second quarter of 1993 consummation of the settlement of all pending civil actions involving the Corporation and a subsidiary arising from the attempted acquisition of GAC was effected. The costs of such settlement did not exceed amounts previously reserved for such purpose.

     UPNB, a member of the MasterCard and VISA organizations, was a co-defendant or cross-claim defendant in two related civil actions arising out of its previous utilization of a third party, Electronic Transaction Network, Inc.(E-Net), to solicit and assist in the administration of credit card transaction processing arrangements with several thousand consumer merchants located throughout the United States. The plaintiff sought compensatory damages said to exceed $10 million (trebled to exceed $30 million) and other relief based on various alleged wrongdoing by UPNB and two co-defendants. During the third quarter of 1993, a definitive agreement was entered into for the settlement of all pending litigation against UPNB in connection with its former relationship with E-Net, without the payment of any sum by UPNB.

       The Corporation's broker/dealer subsidiaries (now inactive) are among the more than eighty defendants in various actions brought by purchasers of $400 million in housing revenue bonds issued by the Health, Educational, and Housing Facility Board of the City of Memphis, Tennessee and by purchasers of bonds that were part of seven other taxable municipal issues. These actions have been transferred to the United States District Court for the Eastern District of Louisiana for pretrial proceedings captioned In Re: Taxable Municipal Bond Securities Litigation, Multi-district Litigation ("MDL" 863). Focusing upon the fact that the bond sale proceeds were initially invested and remain in "guaranteed investment contracts" ("GICs") with Executive Life Insurance Company ("ELIC"), whose own investments were allegedly concentrated in so-called "junk bonds" of declining value, the lawsuits in MDL 863 allege that the offering materials failed to make adequate disclosures and that the bonds represented a scheme among the Executive Life organization, Drexel Burnham Lambert, Inc., and the other defendants to raise money for "junk bond" purchases, rather than for public purposes. ELIC is in conservatorship, interest on the bonds is in default, and Drexel is in Chapter 11 reorganization. The complaint for the Memphis issue requests certification of a plaintiff class including substantially all persons who purchased a Memphis bond through April 9, 1990, either in the original $400 million Memphis bond underwriting, in which a broker/dealer subsidiary of the Corporation participated, or in the secondary market, wherein such subsidiary sold a total of approximately $120 million par value in Memphis bonds. The class claims in respect of the Memphis issue seek to impose joint and several liability upon, among others, numerous defendants who participated in the underwriting, including such subsidiary. In addition, a number of individual actions naming the Corporation's broker/dealer subsidiaries have been brought by secondary market purchasers. The class and individual plaintiffs predicate their claims upon Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, the Investment Company Act, the

Investment Advisors Act, common law fraud, negligent misrepresentation, gross and ordinary negligence, breach of fiduciary duty, the Tennessee Securities Act, and other laws. For relief, the various complaints seek a declaratory judgment that the Memphis bonds were void from their inception, rescission of all of plaintiffs' purchases, punitive damages, prejudgment interest, and other relief. While the actions originally included Investment Company Act, Investment Advisers Act, and racketeering (RICO) claims, most of these have been dismissed, and the current complaints do not assert any such claims against the UPC parties. On January 28, 1993, the California Supreme Court declined to review a lower court ruling to the effect that claims to ELIC assets by policyholders, annuitants, and holders of GICs are to be treated as equal in priority in the distribution of such assets. The Corporation's broker/dealer subsidiaries have joined in a common defense with other members of the syndicate which underwrote the bonds which are the subject of the litigation.

       On May 30, 1991, in an action originally filed by UPNB in the Circuit Court of Cook County, Illinois, Chancery Division, seeking to foreclose on a single parcel of mortgaged residential property, the defendant debtors filed a counterclaim against UPNB and the Corporation individually and on the purported behalf of a requested class which would have consisted essentially of all persons who had a mortgage loan serviced by UPNB at any time during the past 10 years. The counterclaim alleged that UPNB, like other participants in the mortgage loan industry, engaged in a regular practice of charging mortgage debtors greater amounts to escrow for estimated property taxes and insurance than is allowed by law and applicable loan agreements. The counterclaim sought recovery of all excess charges and/or interest thereon, and other relief. The class action aspects of this counterclaim have been dismissed, leaving only a setoff claim by the defendant debtors with respect to the foreclosure. On February 16, 1993, an action was filed in the Circuit Court of Choctaw County, Alabama as an individual action and as a purported class action against UPNB and UPC with theories of recovery and relief requested similar to the Illinois counterclaim.

       On or about July 10, 1991, UPNB was joined with nine other banks as defendants in a civil action in the Circuit Court of Shelby County, Tennessee. The suit as originally filed alleges that the banks unlawfully conspired to fix the charges for checks drawn on insufficient funds. The suit seeks compensatory and punitive damages of $25 million against each defendant and certification of a class of plaintiffs comprised of all depositors who have been charged the NSF fees. The suit was amended on or about July 12, 1991, August 2, 1991 and again on November 25, 1991 to add plaintiffs and to include claims of unfair and deceptive trade practices, breach of contract, tortious conduct, violation of provisions of the UCC, treble damages under the Tennessee Consumer Protection Act, and usury. The amendments also broadened the class and the claims to seek recovery for fees charged for deposited third-party checks which were returned uncollected. In March, 1992 the state court proceeding was dismissed; plaintiffs subsequently appealed the dismissal, and on February 23, 1993, the Tennessee Court of Appeals affirmed the dismissal of five of the six counts in the state court action but reversed the dismissal of the count alleging violation of the contractual duty of good faith and fair dealing, holding that the plaintiffs met bare minimum pleading requirements to permit that claim to go forward. During the third quarter of 1993, class certification was granted by the state court, with the plaintiff class apparently consisting of all persons in the United States who, in the six years prior to the filing of the complaint were charged the fees described above. However, on December 17, 1993, the defendants' motion for summary judgment was granted on the remaining breach of contract claim. Plaintiffs have appealed that ruling. Further, on May 22, 1992, substantially the same group of plaintiffs filed a civil action in the U.S. District Court for the Western District of Tennessee against UPNB and eight other banks, alleging violations of the Sherman Act, the federal anti-trust statute prohibiting the fixing of prices by competitors, as well as the Tennessee Consumer Protection Act. The suit further requests certification of a similarly broad class, seeks injunctive relief and damages for the class members in amounts, according to the suit, "which are presently undetermined but believed to be more than $100 million." The complaint also seeks treble damages and a jury trial. On March 19, 1993 the federal court granted defendants' motion to dismiss the Tennessee Consumer Protection Act claim, but permitted the Sherman Act claim to remain at that stage of the proceedings. On September 15, 1993 the defendants filed a motion for summary judgment seeking dismissal of the price fixing allegations as well, and on March 11, 1994, the court granted that motion. Plaintiffs have indicated they will appeal.

       Certain subsidiaries of the Corporation and UPNB were threatened in 1989 with a civil action by the FDIC for the estate of a closed savings association. If filed, the action would reportedly seek compensatory damages of at least $37 million, and other relief including an injunction against transferring or encumbering any assets until any judgments were paid, based upon allegations of wrongdoing in the sale of covered call options to the closed savings association. A tolling and forbearance agreement, entered into by all parties to the threatened action in 1989, continues in effect. The Corporation has furnished the FDIC with information assertedly demonstrating the lack of merit in the threatened action and believes that such action, if nevertheless filed, can be resolved without material loss.

       During 1993, agreements-in-principle and/or final settlements were reached with plaintiffs to resolve a significant number of previously reported legal claims, utilizing reserves previously established in prior periods or otherwise having no material effect upon the Corporation's financial position.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The information required by Item 5 is included in the Corporation's 1993 Annual Report to Shareholders on page 57 under the heading Table 14, "Selected Quarterly Data," which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by Item 6 is included in the Corporation's 1993 Annual Report to Shareholders on page 35 under the heading "Selected Financial Data," and which is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is included in the Corporation's 1993 Annual Report to Shareholders on pages 36-58 under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," and which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is included in the Corporation's 1993 Annual Report to Shareholders on pages 4-34 and on page 57 under the heading Table 14, "Selected Quarterly Data," and which is incorporated herein by reference.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to the directors of the Corporation is included on pages 3-5 and 15 of the definitive proxy statement of the Corporation for the annual meeting of shareholders to be held on April 28, 1994 (Proxy Statement) and which is incorporated herein by reference.

     The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 as to compensation of directors and executive officers is included on pages 5 and 6 and 7-14 of the Proxy Statement which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by Item 12 as to certain beneficial owners and management is included on pages 2-5 of the Proxy Statement which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 as to transactions and relationships with certain directors and executive officers of the Corporation and their associates is included on page 13 of the Proxy Statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following audited consolidated financial statements of Union Planters Corporation and Subsidiaries, included in the Corporation's 1993 Annual Report to Shareholders, are incorporated herein by reference in Item 8:

                                                                         Page in
                                                                      Annual Report
                                                                      -------------
              Consolidated Balance Sheet - December 31,
              1993 and 1992                                                4

              Consolidated Statement of Earnings - Years
              ended December 31, 1993, 1992, and 1991                      5

              Consolidated Statement of Changes in
              Shareholders' Equity - Years ended
              December 31, 1993, 1992, and 1991                            6

              Consolidated Statement of Cash Flows -
              Years ended December 31, 1993, 1992, and 1991                7

              Notes to Consolidated Financial Statements                   8

              Management's Responsibility for Financial
              Reporting                                                   34


                                                               Page in
                                                             Annual Report
                                                             -------------
              Report of Independent Accountants                    34

(a) (2) All schedules have been omitted since the required information is either not applicable, not deemed material, or is included in the respective consolidated financial statements or in the notes thereto.

(a) (3) Exhibits:

       The exhibits listed on the Exhibit Index on pages i, ii, and iii, following page 30 of this Form 10-K are filed herewith or are incorporated herein by reference.

(b)    Reports on Form 8-K:

     Date of Current Report                  Subject
     ----------------------        ---------------------------
        October 14, 1993           Financial Statements of two
                                   entities being acquired

        October 21, 1993           Third Quarter Press Release announcing operating results

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNION PLANTERS CORPORATION
                                  (Registrant)


                         By:  /s/ Benjamin W. Rawlins, Jr.
              ---------------------------------------------------
              Benjamin W. Rawlins, Jr., Chairman of the Board and
                            Chief Executive Officer

   Date:  March 23, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd of March, 1994


/s/Benjamin W. Rawlins, Jr.                             /s/John W. Parker
- ----------------------------------------------          --------------------------------------------------
Benjamin W. Rawlins, Jr.                                John W. Parker
Chairman of the Board, Chief Executive Officer,         Executive Vice President and Chief Financial
and Director                                            Officer


/s/J. Armistead Smith                                   /s/M. Kirk Walters
- ----------------------------------------------          --------------------------------------------------
J. Armistead Smith                                      M. Kirk Walters
Vice Chairman and Director                              Senior Vice President, Treasurer, and Chief
                                                        Accounting Officer


/s/Jackson W. Moore                                     /s/R. Brad Martin
- ----------------------------------------------          --------------------------------------------------
Jackson W. Moore                                        R. Brad Martin
President and Director                                  Director


/s/Albert M. Austin
- ----------------------------------------------          --------------------------------------------------
Albert M. Austin                                        Stanley D. Overton
Director                                                Director


/s/Marvin E. Bruce
- ----------------------------------------------          --------------------------------------------------
Marvin E. Bruce                                         C. Penn Owen, Jr.
Director                                                Director


                                                        /s/Dr. V. Lane Rawlins
- ----------------------------------------------          --------------------------------------------------
George W. Bryan                                         Dr. V. Lane Rawlins
Director                                                Director


/s/Robert B. Colbert, Jr.                               /s/Donald F. Schuppe
- ----------------------------------------------          --------------------------------------------------
Robert B. Colbert, Jr.                                  Donald F. Schuppe
Director                                                Director

                                                        /s/Leslie M. Stratton, III
- ----------------------------------------------          --------------------------------------------------
Hanford F. Farrell, Jr.                                 Leslie M. Stratton, III
Director                                                Director


/s/Parnell S. Lewis, Jr.
- ----------------------------------------------          --------------------------------------------------
Parnell S. Lewis, Jr.                                   Mike P. Sturdivant
Director                                                Director


/s/C. J. Lowrance, III
- ----------------------------------------------          --------------------------------------------------
C. J. Lowrance, III                                     Richard A. Trippeer, Jr.
Director                                                Director


                                 EXHIBIT INDEX


 3  (a)       Restated Charter of Incorporation, as amended December 17, 1992, of Union Planters Corporation (Filed herewith)

 3  (b)       Amended and Restated By-Laws, as amended January 20, 1994, of
              Union Planters Corporation (Filed herewith)

 2 Amendment and Plan of Reorganization, along with the Plan of Merger annexed thereto as Exhibit A, dated as of January 27, 1994 between Union Planters Corporation and BFC Acquisition Company, Inc. and BANCFIRST Corporation and BANKFIRST, a federal savings bank (incorporated by reference to Exhibit 2 to Union Planters Corporation Current Report on Form 8-K dated February 8, 1994 filed on February 18, 1994).

 4  (a)       Rights Agreement, dated January 19, 1989 between Union Planters
              Corporation and Union Planters National Bank, including Form of
              Rights Certificate (Exhibit A), and a Form Summary of Rights
              (Exhibit B) (Incorporated by reference to Exhibit 1 to Union
              Planters Corporation's Current Report dated as of January 19,
              1989 on Form 8-K filed February 1, 1989 Commission File No.
              0-6919)

 4  (b)       Indenture dated April 1, 1989 between Union Planters Corporation and LaSalle National Bank for $34,500,000 of 10 1/8% Subordinated
              Capital Debentures due 1999 *

 4  (c)       Indenture dated October 1, 1992 between Union Planters
              Corporation and The First National Bank of Chicago (Trustee) for
              $40,250,000 of 8 1/2% Subordinated Notes due 2002 ***

 4  (d)       Subordinated Indenture dated October 15, 1993 between Union
              Planters Corporation and The First National Bank of Chicago for
              $75,000,000 of 6.25% Subordinated Notes due 2003 ****

10  (a)       Employment Agreement between Union Planters Corporation and
              Benjamin W. Rawlins, Jr. (incorporated by reference to Exhibit
              10(a) to the Annual Report on Form 10-K dated December 31, 1992)

10  (b)       Employment Agreement between Union Planters Corporation and J.
              Armistead Smith (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K dated December 31, 1992)

10  (c)       Employment Agreement between Union Planters Corporation and
              Jackson W. Moore (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K dated December 31, 1992)

10  (d)       Deferred Compensation Agreements between Union Planters
              Corporation and certain highly compensated officers (incorporated by reference to Exhibit 10 (g) to the Annual Report on Form 10-K dated December 31, 1989)

10  (e)       Union Planters Corporation 1983 Stock Incentive Plan **

10  (f) (1)   Amended Union Planters Corporation 1983 Stock Incentive
              Plan *****

10  (g)       Union Planters Corporation 1992 Stock Incentive Plan
              (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K dated December 31, 1992)

10  (h)       Deferred Compensation Agreements between Union Planters
              Corporation and Union Planters National Bank and certain outside directors (Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated December 31, 1989)

10  (i)       Executive Deferred Compensation Agreement between Union Planters
              Corporation and certain highly compensated officers (Incorporated by reference to Exhibit 10 (n) to the Annual Report on Form 10-K dated December 31, 1989)

10  (j)       "Standard Form of Agreement Between Owner and Contractor" between
              Union Planters National Bank and Martin, Cole, Dando, and
              Robertson, Inc. (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K dated December 31, 1992)

10  (k)       "Standard Form of Agreement Between Owner and Architect" between
              Union Planters National Bank and Hnedak Bobo Group, P.C.
              (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K dated December 31, 1992)

11            Computation of Per Share Earnings (Filed herewith)

13            Annual Report to Security Holders (Filed herewith)

21            Subsidiaries of the Registrant (Filed herewith)

23            Consent of Price Waterhouse (Filed herewith)

      * Incorporated by reference to exhibit number 4 filed as part of Registration Statement No. 33-27784

     ** Incorporated by reference to exhibit 10 (1) filed as part of Registration Statement 2-97661

    *** Incorporated by reference to exhibit number 4 filed as part of Registration Statement No. 33-52434

   **** Incorporated by reference to Exhibit Number 4(d) filed as part of Registration Statement No. 33-50655

  ***** Incorporated by reference to Exhibit Number 4 filed as part of Registration Statement No. 33-23306