Form 10-Q
period 1994-04-30
UNION PLANTERS CORP
filed 1994-05-13
CIK 100893

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1994

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---      SECURITIES EXCHANGE ACT OF 1934

For the transition period __ to __.


Commission File No. 0-6919
                    ------

                          UNION PLANTERS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Tennessee                                     62-0859007
         ---------                                     ----------
  (State of incorporation)                ( I.R.S. Employer Identification No.)


7130 Goodlett Farms Parkway, Memphis, Tennessee                     38018
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                          (ZIP Code)


Registrant's telephone number, including area code: (901) 383-6000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                   Yes   X             No
                        ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


            Class                              Outstanding at April 30, 1994
  -------------------------                   -------------------------------
  Common stock $5 par value                              21,767,202

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1994


                              INDEX


                                                                                                         Page
              Part I.      Financial Information

Item 1.       Financial Statements (Unaudited)

              a)    Consolidated Balance Sheet - March 31, 1994,
                    March 31, 1993, and December 31, 1993                                                 3

              b)    Consolidated Statement of Earnings -
                    Three Months Ended March 31, 1994 and 1993                                            4

              c)    Consolidated Statement of Changes in
                    Shareholders' Equity - Three Months Ended
                    March 31, 1994                                                                        5

              d)    Consolidated Statement of Cash Flows -
                    Three Months Ended March 31, 1994 and 1993                                            6

              e)    Notes to Unaudited Consolidated Financial
                    Statements                                                                            7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                              16


              Part II.     Other Information


Item 1.       Legal Proceedings                                                                          33

Item 2.       Changes in Securities                                                                      33

Item 3.       Defaults Upon Senior Securities                                                            33

Item 4.       Submission of Matters to a Vote of Security Holders                                        33

Item 5.       Other Information                                                                          33

Item 6.       Exhibits and Reports on Form 8-K                                                           33

Signatures                                                                                               34


                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                     MARCH 31
                                                                          ---------------------------
                                                                                                           DECEMBER 31,
                                                                             1994            1993             1993
                                                                          -----------     -----------     -------------
                                                                                    (DOLLARS IN THOUSANDS)
      ASSETS
        Cash and due from banks                                          $   278,116     $   225,382     $    225,626
        Interest-bearing deposits at financial
          institutions                                                         9,898          69,199           26,647
        Federal funds sold and securities purchased
          under agreements to resell                                         105,818          68,794           53,149
        Trading account securities, at market                                157,171          97,487          153,482
        Loans held for resale                                                 20,223          27,788           56,053
        Investment securities
          Available for sale (Amortized cost March 31, 1994: $2,259,247;
             Fair value March 31, 1993 and December 31, 1993: $579,123
              and $600,491, respectively)                                  2,259,419         567,973          595,090
          Held to maturity (Fair value: $562,892; $2,204,275;
             and $2,060,769; respectively)                                   548,498       2,154,908        2,021,963
        Loans                                                              3,110,439       2,768,044        2,951,885
          Less: Unearned income                                              (17,801)        (17,506)         (16,670)
                Allowance for losses on loans                                (87,099)        (79,674)         (80,442)
                                                                         -----------     -----------     ------------
              Net loans                                                    3,005,539       2,670,864        2,854,773

        Premises and equipment                                               145,528         127,621          135,511
        Accrued interest receivable                                           55,093          51,551           49,953
        Goodwill and other intangibles                                        40,341          37,728           40,794
        Other assets                                                          99,136         113,587          105,145
                                                                         -----------     -----------     ------------
              TOTAL ASSETS                                               $ 6,724,780     $ 6,212,882     $  6,318,186
                                                                         ===========     ===========     ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
        Deposits
          Noninterest-bearing                                            $   815,335     $   722,850     $    750,093
          Certificates of deposit of $100,000 and over                       340,949         339,305          334,173
          Other interest-bearing                                           4,455,613       4,270,836        4,167,100
                                                                         -----------     -----------     ------------
              Total deposits                                               5,611,897       5,332,991        5,251,366
        Short-term borrowings                                                234,235         270,511          244,995
        Federal Home Loan Bank advances                                      169,410           4,968          157,954
        Long-term debt                                                       117,161          81,435          117,276
        Accrued interest, expenses, and taxes                                 50,591          54,105           41,893
        Other liabilities                                                     28,072          41,657           27,402
                                                                         -----------     -----------     ------------
              TOTAL LIABILITIES                                            6,211,366       5,785,667        5,840,886
                                                                         -----------     -----------     ------------
        Commitments and contingent liabilities                                     -               -                -
        Shareholders' equity
          Preferred stock
            Convertible                                                       87,298          72,893           87,298
            Nonconvertible                                                    17,250          17,250           17,250
          Common stock, $5 par value; 50,000,000 shares authorized;
            21,522,749 issued and outstanding (19,500,544 at March 31,
             1993 and 19,656,924 at December 31, 1993)                       107,614          97,503           98,285
          Additional paid-in capital                                          85,560          77,859           86,385
          Net unrealized gain - available for sale securities                    103               -                -
          Retained earnings                                                  215,589         161,710          188,082
                                                                         -----------     -----------     ------------
              TOTAL SHAREHOLDERS' EQUITY                                     513,414         427,215          477,300
                                                                         -----------     -----------     ------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 6,724,780     $ 6,212,882     $  6,318,186
                                                                         ===========     ===========     ============

      The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                 ------------------------------------------
                                                                                        1994                    1993
                                                                                 ------------------      ------------------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     INTEREST INCOME
       Interest and fees on loans                                                    $    63,792           $    58,775
       Interest on investment securities
         Taxable                                                                          27,080                30,862
         Tax-exempt                                                                        6,843                 5,237
       Interest on deposits at financial institutions                                        122                   699
       Interest on federal funds sold and securities
         purchased under agreements to resell                                                861                 1,054
       Interest on trading account securities                                              1,759                 1,599
       Interest on loans held for resale                                                     581                   519
                                                                                     -----------           -----------
           Total interest income                                                         101,038                98,745
                                                                                     -----------           -----------
     INTEREST EXPENSE
       Interest on deposits                                                               36,622                37,356
       Interest on short-term borrowings                                                   1,884                 1,780
       Interest on Federal Home Loan Bank advances and long-term debt                      3,639                 2,028
                                                                                      -----------           ----------
           Total interest expense                                                         42,145                41,164
                                                                                     -----------           -----------
           NET INTEREST INCOME                                                            58,893                57,581
     Provision for losses on loans                                                             -                 2,823
                                                                                     -----------           -----------
           NET INTEREST INCOME AFTER PROVISION FOR
             LOSSES ON LOANS                                                              58,893                54,758
                                                                                     -----------           -----------
     NONINTEREST INCOME
       Service charges on deposit accounts                                                 7,515                 6,507
       Bank card income                                                                    2,004                 1,773
       Mortgage servicing income                                                           1,630                 2,032
       Trust service income                                                                1,555                 1,503
       Profits and commissions from trading activities                                     1,489                 1,633
       Investment securities gains                                                           100                   880
       Other income                                                                        5,621                 5,458
                                                                                     -----------           -----------
           Total noninterest income                                                       19,914                19,786
                                                                                     -----------           -----------
     NONINTEREST EXPENSE
       Salaries and employee benefits                                                     24,521                23,565
       Net occupancy expense                                                               4,298                 3,943
       Equipment expense                                                                   4,339                 3,881
       Other expense                                                                      21,076                23,248
                                                                                     -----------           -----------
           Total noninterest expense                                                      54,234                54,637
                                                                                     -----------           -----------
           EARNINGS BEFORE INCOME TAXES AND ACCOUNTING
             CHANGES                                                                      24,573                19,907
     Applicable income taxes                                                               7,233                 6,413
                                                                                     -----------           -----------
           EARNINGS BEFORE ACCOUNTING CHANGES                                             17,340                13,494
     Accounting changes, net of taxes                                                          -                 5,001
                                                                                     -----------           -----------
           NET EARNINGS                                                              $    17,340           $    18,495
                                                                                     ===========           ===========
     EARNINGS PER COMMON SHARE
       Earnings before accounting changes
         Primary                                                                     $      0.70           $      0.60
         Fully diluted                                                                      0.65                  0.57

       Net earnings
         Primary                                                                     $      0.70           $      0.85
         Fully diluted                                                                      0.65                  0.78

     AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
       Primary                                                                            21,636                19,198
       Fully diluted                                                                      26,117                23,009

     The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1994
                                  (UNAUDITED)



                                                                        ADDITIONAL    UNREALIZED
                                            PREFERRED      COMMON        PAID-IN      GAIN (LOSS)        RETAINED
                                              STOCK        STOCK         CAPITAL      ON SECURITIES      EARNINGS        TOTAL
                                            ---------     --------      ---------     -------------      ---------      ------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1994                    $ 104,548     $  98,285     $  86,385     $       -         $ 188,082      $ 477,300
Net earnings                                        -             -             -             -            17,340         17,340
Cash dividends
  Common Stock, $.21 per share                      -             -             -             -            (4,306)        (4,306)
  Series B Preferred Stock, $2.00 per share         -             -             -             -               (88)           (88)
  Series C Preferred Stock, $ .65 per share         -             -             -             -              (451)          (451)
  Series D Preferred Stock, $ .49 per share         -             -             -             -              (124)          (124)
  Series E Preferred Stock, $ .50 per share         -             -             -             -            (1,554)        (1,554)
Common shares issued under employee benefit
  plans and dividend reinvestment plan,
  net of shares repurchased                         -           257           886             -               (39)         1,104
Issuance of 1,814,428 shares of Common
  Stock for acquisitions (Note 2)                   -         9,072        (1,711)            -            16,696         24,057
Net unrealized gain on securities
  available for sale, net of taxes                  -             -             -           103                 -            103
Other                                               -             -             -             -                33             33
                                            ---------     ---------     ---------     ---------         ---------      ---------
BALANCE, MARCH 31, 1994                     $ 104,548     $ 107,614     $  85,560     $     103         $ 215,589      $ 513,414
                                            =========     =========     =========     =========         =========      =========




The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                ---------------------------------
                                                                                                   1994                    1993
                                                                                                ----------              ---------
                                                                                                       (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings                                                                                  $   17,340              $  18,495
  Reconciliation of net earnings to net cash provided by operating activities
    Cumulative effect of accounting changes                                                              -                 (5,001)
    Provision for losses on loans and other real estate                                                 45                  3,689
    Depreciation and amortization                                                                    3,374                  3,063
    Amortization and write-off of intangibles                                                        1,604                  3,941
    Net accretion of investment securities                                                           1,621                  1,557
    Net realized gains on sale of investment securities                                               (100)                  (880)
    Deferred income taxes                                                                              503                   (825)
    Decrease in assets
      Trading account securities and loans held for resale                                          32,141                 75,852
      Accrued interest receivable and other assets                                                   9,452                 24,395
    (Decrease) increase in accrued interest, expenses, taxes, and other liabilities                  3,114                (18,384)
    Other, net                                                                                        (269)                   (60)
                                                                                                ----------              ---------
      Net cash provided by operating activities                                                     68,825                105,842
                                                                                                ----------              ---------

INVESTING ACTIVITIES
  Net decrease in short-term investments                                                            17,968                 31,903
  Proceeds from sales and maturities of investment securities available for sale                   277,050                160,143
  Purchases of investment securities available for sale                                           (288,736)              (160,476)
  Proceeds from maturities of investment securities                                                 15,870                226,673
  Purchase of investment securities                                                                (55,691)              (379,158)
  Net decrease in loans                                                                             40,216                 72,095
  Net cash received for purchases of financial institutions                                         24,863                 66,233
  Purchases of premises and equipment, net                                                          (6,680)                (5,774)
                                                                                                 ---------              ---------
      Net cash provided by investing activities                                                     24,860                 11,639
                                                                                                 ---------              ---------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                               20,914               (131,320)
  Net decrease in short-term borrowings                                                            (11,433)               (30,844)
  Proceeds from long-term debt                                                                      13,555                    668
  Repayment of long-term debt                                                                       (6,210)                  (207)
  Proceeds from issuance of common stock, net                                                        1,268                 15,647
  Purchase and retirement of common stock, net                                                         (61)                   (38)
  Cash dividends paid                                                                               (6,519)                (4,845)
                                                                                                 ---------              ---------
      Net cash provided (used) by financing activities                                              11,514               (150,939)
                                                                                                 ---------              ---------
Net increase (decrease) in cash and cash equivalents                                               105,199                (33,458)
Cash and cash equivalents at the beginning of the period                                           278,735                327,634
                                                                                                 ---------              ---------
Cash and cash equivalents at the end of the period                                               $ 383,934              $ 294,176
                                                                                                 =========              =========

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest                                                                                     $  39,211              $  38,602
    Taxes                                                                                              176                  4,521

  Other real estate transferred from loans                                                       $     569              $   1,438


The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  PRINCIPLES OF ACCOUNTING

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. March 31, 1993 interim financial statements and financial information have been restated for 1993 acquisitions accounted for as poolings of interests.

     As discussed in the Corporation's 1993 Annual Report to Shareholders, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted effective January 1, 1994.

     The accounting policies followed by Union Planters Corporation and its subsidiaries (the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1993 Annual Report to Shareholders. Certain 1993 amounts have been reclassified to be consistent with the 1994 financial reporting presentation.


NOTE 2.  MERGERS AND ACQUISITIONS

POOLINGS OF INTERESTS

     During the first quarter of 1994, the Corporation completed two acquisitions and in 1993 completed four acquisitions which were accounted for using the pooling of interests method of accounting. The table below summarizes these acquisitions.


1993 ACQUISITIONS
- - -----------------
                                                                          TOTAL ASSETS AT       TOTAL EQUITY AT
                                            DATE            SHARES           JANUARY 1,            JANUARY 1,
         INSTITUTION                      ACQUIRED          ISSUED             1993                  1993
- - -----------------------------            ----------        --------       ---------------       ---------------
                                                                                  (DOLLARS IN MILLIONS)

Garrett Bancshares, Inc. (GBI)             5/31/93          613,088           $173.7                $ 4.8
Hogue Holding Company, Inc. (HHC)           9/1/93          219,274             38.5                  4.4
Central State Bancorp, Inc. (CSB)           9/1/93          630,355            107.8                 10.7
First Financial Services, Inc. (FFS)       10/1/93          447,906             86.0                  8.4
                                                          ---------           ------                -----
                                                          1,910,623           $406.0                $28.3
                                                          =========           ======                =====


1994 ACQUISITIONS
- - -----------------
                                                                         TOTAL ASSETS AT       TOTAL EQUITY AT
                                            DATE            SHARES          JANUARY 1,            JANUARY 1,
         INSTITUTION                      ACQUIRED          ISSUED            1994                  1994
- - -----------------------------           -----------        --------      ---------------      ----------------
                                                                                  (DOLLARS IN MILLIONS)
Mid-South Bancorp, Inc. (MSB)               1/1/94          839,542           $184.6                $11.8
First National Bancorp of
  Shelbyville, Inc. (FNB)                   3/1/94          974,886            170.0                 12.3
                                                          ---------           ------                -----
                                                          1,814,428           $354.6                $24.1
                                                          =========           ======                =====


     The consolidated financial statements for 1993 and 1994 include the results of the institutions acquired in 1993. The results of institutions acquired in 1994 are included in the consolidated financial statements for 1994; however, prior year amounts have not been restated due to immateriality. Eliminations have been made for material intercompany transactions with the pooled companies. The 1994 acquisitions contributed approximately $1.0 million, $.1 million and $.2 million to 1994 net interest income, noninterest income, and net earnings, respectively, of the Corporation through their respective dates of acquisition.

PURCHASE ACQUISITIONS

     The Corporation acquired eight institutions in 1993 and one in the first quarter of 1994 which were accounted for using the purchase method of accounting. The table below summarizes these acquisitions:

                                                                                                           TOTAL ASSETS
                                       DATE                                PURCHASE       RESULTING         AT DATE OF
       INSTITUTION                    ACQUIRED     CONSIDERATION            PRICE        INTANGIBLES       ACQUISITION
- - ----------------------                --------     -------------          --------      -----------       ------------
                                                                                     (DOLLARS IN MILLIONS)
Bank of East Tennessee (BOET) (a)      1/1/93     648,786 Shares of        $25.3           $7.0               $231
                                                  Series E Preferred
                                                  Stock

Security Trust Federal Savings
  and Loan Association and
  SaveTrust Federal Savings Bank
  (Security Trust/SaveTrust)           1/1/93     Cash                      22.0            3.0                261

First Federal Savings Bank            2/26/93     625,000 Shares of           NM (b)          -                187
  (Maryville) (b)                                 Common Stock
                                                  (Conversion/
                                                  Acquisition)

First State Bancshares, Inc.          3/12/93     Cash and Common            3.9             .4                 34
  (FSB) (c)                                       Stock (90,162 Shares)

First Cumberland Bank (FCB) (d)       3/15/93     Cash                        .2              -                 20

Farmers Union Bank                     4/1/93     Cash                       9.5            4.2                 78
  (Farmers Union)

Erin Bank & Trust Company              6/1/93     259,736 Shares of          8.3            2.1                 43
  (Erin)                                          Series E Preferred
                                                  Stock

Anderson County Bank (ACB)             3/1/94     Cash                       2.0 (e)         .3                 22
                                                                                         ------              -----
     Total                                                                               $ 17.0              $ 876
                                                                                         ======              =====

(a) The Corporation previously held 17.93% of the common stock of BOET ($3.4 million). On January 1, 1993, the Corporation purchased an additional 43.93% of the common stock of BOET in exchange for the Corporation's Series E Preferred Stock ($11.1 million). Effective May 3, 1993, the Corporation acquired the remaining common stock of BOET in exchange for the Corporation's Series E Preferred Stock ($10.8 million).

(b) Maryville was a mutual savings bank which, pursuant to a conversion acquisition, converted to a federal stock charter. All of the stock of Maryville was acquired by the Corporation in exchange for a capital contribution equalling approximately $14.1 million derived in part from the proceeds of a public offering of the Corporation's Common Stock made in connection with the conversion/acquisition.

(c)  FSB is the parent company of First State Bank of Fayette County
     (Somerville).

(d)  Merged into UPNB.

(e)  Subject to adjustment.
NM -- Not meaningful.

     Intangibles are being amortized primarily using the straight line method over periods ranging from 10 to 15 years. The recording of the acquisition of Maryville resulted in negative goodwill of approximately $9.4 million, $8.1 million of which was deducted from noncurrent, nonmonetary assets (premises and equipment, fair value adjustment of loans, prepaid software, and mortgage servicing rights). The remaining negative goodwill of $1.3 million was recorded in other liabilities and is being accreted over seven years.

     The following unaudited pro forma information summarizes the pro forma impact of the purchase acquisition completed during the first three months of 1994 and the pro forma impact of the purchase acquisitions completed in 1993 assuming consummation of all such transactions on January 1, 1993. The unaudited pro forma results are not necessarily representative of the actual results that would have occurred or which may occur in the future.

                                                             UNAUDITED PRO FORMA
                                                        ---------------------------
                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ---------------------------
                                                            1994               1993
                                                          -------            --------
                                                           (DOLLARS IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS)
Net interest income                                     $ 59,051           $  60,128
Provision for losses on loans                                167              (5,876)
Noninterest income                                        19,937              20,205
Noninterest expense                                      (54,384)            (57,158)
                                                        --------           ---------
Earnings before income taxes
  and accounting changes                                  24,771              17,299
Applicable income taxes                                   (7,234)             (6,509)
                                                        --------           ---------
Earnings before accounting changes                        17,537              10,790
Accounting changes, net of taxes                               -               5,001
                                                        --------           ---------
Net earnings                                            $ 17,537           $  15,791
                                                        ========           =========
Earnings per common share
  Earnings before accounting changes
    Primary                                             $    .71           $     .44
    Fully diluted                                            .65                 .43
  Net earnings
    Primary                                                  .71                 .69
    Fully diluted                                            .65                 .63


     The following details the net cash received from purchases of financial institutions:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ---------------------------
                                                            1994               1993
                                                          --------           --------
                                                            (DOLLARS IN THOUSANDS)
Fair value of assets acquired                            $ 376,704          $ 1,119,385
Liabilities assumed                                       (350,595)          (1,050,478)
Issuance of Common Stock                                   (24,103)             (30,618)
Issuance of Preferred Stock                                      -              (11,137)
Less previous investment                                         -               (3,387)
                                                         ---------          -----------
Cash paid for purchase of other
  financial institutions                                     2,006               23,765
Cash and cash equivalents acquired                         (26,869)             (89,998)
                                                         ---------          -----------
  Net cash received from purchases
   of financial institutions                             $ (24,863)         $   (66,233)
                                                         =========          ===========


PENDING ACQUISITIONS

     The Corporation has signed definitive agreements pursuant to which it would acquire the entities listed below; and, subject to various approvals and satisfaction of certain contractual conditions precedent, all are expected to be consummated in 1994. The number of shares of Common Stock to be issued in connection with these acquisitions is subject to change depending on the price of the Corporation's Common Stock.

                                                                                  ANTICIPATED              APPROXIMATE
                                                                                   METHOD OF                  TOTAL
       INSTITUTION                                CONSIDERATION                   ACCOUNTING                 ASSETS
- - -----------------------------                   -----------------                -----------              -----------
                                                                                                        (IN MILLIONS)
Clin-Ark Bancshares, Inc., Parent Company     227,768 shares of                   Pooling of Interests        $ 50
 of First National Bank of Clinton            Common Stock
 in Clinton, Arkansas (CBI) (a)

Tennessee Bancorp, Inc., Parent Company       Cash equal to 1.5                   Purchase                      92
  of Tennesse National Bank in                times net book value
  Columbia, Tennessee (TBI) (b)               at closing (approximately
                                              $13.5 million)

Liberty Bancshares, Inc., Parent Company      Approximately 1,322,000             Pooling of Interests         170
  of Liberty Federal Savings Bank in          shares of Common Stock
  Paris, Tennessee (LBI)

Earle Bankshares, Inc., Parent Company of     Approximately 350,000               Pooling of Interests          40
  First Southern Bank in Earle,               shares of Common Stock
  Arkansas (EBI)

BNF BANCORP, Inc. (formerly BANKFIRST         Approximately 2,054,000             Pooling of Interests         262
  Corporation), Parent Company of             shares of Common Stock                                          ----
  BANKFIRST, a federal savings bank in
  Decatur, Alabama (BNF)

      Total                                                                                                   $614
                                                                                                              ====

(a) Acquisition consummated April 1, 1994.
(b) Acquisition consummated May 1, 1994 and merged into Union Planters National Bank.


NOTE 3.  LOANS

Loans are summarized by type as follows:

                                                                       MARCH 31,          DECEMBER 31,
                                                                         1994                1993
                                                                      ---------           ----------
                                                                           (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural                              $   625,022          $  664,362
Real estate - construction                                                96,669              82,971
Real estate - mortgage
     Secured by 1-4 family                                             1,151,795           1,022,263
     Other mortgage loans                                                563,292             517,886
Consumer
     Credit cards and other related plans                                 98,653              99,103
     Home equity                                                          88,800              86,356
     Other consumer                                                      456,439             450,780
Foreign
     Government                                                            1,750               2,250
Direct lease financing, net                                               28,019              25,914
                                                                     -----------         -----------

          Total Loans                                                $ 3,110,439          $2,951,885
                                                                     ===========          ==========


Nonperforming loans and loans 90 days or more past due are summarized as follows:

                                                                    MARCH 31,         DECEMBER 31,
                                                                      1994               1993
                                                                   -----------       ------------
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                    $    16,983      $    14,646
Restructured loans                                                        7,329            7,525
                                                                    -----------      -----------
          Total nonperforming loans                                 $    24,312      $    22,171
                                                                    ===========      ===========
90 days or more past due and not
  on nonaccrual status                                              $     4,365      $     4,771
                                                                    ===========      ===========

NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

The changes in the allowance for losses on loans for the three months ended March 31, 1994, are summarized as follows (dollars in thousands):

Balance, January 1, 1994                                                  $    80,442
Provision charged to expense                                                     -
Allowances of banks acquired                                                    5,575
Recoveries                                                                      2,685
Amounts charged off                                                            (1,603)
                                                                          -----------
Balance, March 31, 1994                                                   $    87,099

                                                                          ===========


NOTE 5.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized as follows:

                                                                          MARCH 31, 1994
                                                     ----------------------------------------------------------
                                                                            UNREALIZED
                                                     AMORTIZED        ----------------------           FAIR
                                                       COST             GAINS         LOSSES           VALUE
                                                    -----------       --------       --------       -----------
                                                                      (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government obligations
 U.S. Treasury securities                           $   861,793       $  3,267       $  5,498       $   859,562
 Securities of U.S. Government agencies
  Collateralized mortgage obligations                   359,178            715          3,286           356,607
  Mortgage-backed securities                            740,931          6,754          2,705           744,980
  Other                                                 214,805          1,719            308           216,216
Other stocks and securities                              82,540            121            607            82,054
                                                    -----------       --------       --------       -----------
     Total investment securities
      available for sale                            $ 2,259,247       $ 12,576       $ 12,404       $ 2,259,419
                                                    ===========       ========       ========       ===========
HELD TO MATURITY
U.S. Government obligations
 U.S. Treasury securities                           $    81,899       $    211       $    878       $    81,232
 Securities of U.S. Government agencies
  Collateralized mortgage obligations                    16,859            174            189            16,844
  Other                                                      50              1              -                51
                                                    -----------       --------       --------       -----------
     Total U.S. Government obligations                   98,808            386          1,067            98,127

Obligations of states and political
 subdivisions                                           449,318         17,634          2,559           464,393
                                                    -----------       --------       --------       -----------
Other securities
 Federal Reserve Bank/Federal Home
  Loan Bank stock                                           357              -              -               357
Other                                                        15              -              -                15
                                                    -----------       --------       --------       -----------
    Total other securities                                  372              -              -               372
                                                    -----------       --------       --------       -----------
     Total investment securities
       held to maturity                             $   548,498       $ 18,020       $  3,626       $   562,892
                                                    ===========       ========       ========       ===========

                                                                        DECEMBER 31, 1993
                                                     -----------------------------------------------------------
                                                                            UNREALIZED
                                                     AMORTIZED        ----------------------              FAIR
                                                       COST            GAINS         LOSSES              VALUE
                                                     ---------        -------       --------         -----------
                                                                      (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government obligations
 U.S. Treasury securities                           $   110,739       $    514       $      3        $   111,250
 Securities of U.S. Government agencies
  Collateralized mortgage obligations                   141,853            694            105            142,442
  Mortgage-backed securities                            233,961          3,516             74            237,403
  Other                                                  91,058            823              8             91,873
Other stocks and securities                              17,479             88             44             17,523
                                                    -----------       --------       --------        -----------
     Total investment securities
      available for sale                            $   595,090       $  5,635       $    234        $   600,491
                                                    ===========       ========       ========        ===========
HELD TO MATURITY
U.S. Government obligations
 U.S. Treasury securities                           $   693,612       $  7,222       $    244        $   700,590
 Securities of U.S. Government agencies
  Collateralized mortgage obligations                   341,645            767            992            341,420
  Mortgage-backed securities                            356,140          4,188            152            360,176
  Other                                                 121,691          1,732             37            123,386
                                                    -----------       --------       --------        -----------
     Total U.S. Government obligations                1,513,088         13,909          1,425          1,525,572
                                                    -----------       --------       --------        -----------
Obligations of states and political
 subdivisions                                           441,509         27,064            845            467,728
                                                    -----------       --------       --------        -----------
Other securities
 Federal Reserve Bank/Federal Home
  Loan Bank stock                                        25,134              -              -             25,134
 Bonds, notes, and debentures                             1,896             10              -              1,906
 Collateralized mortgage obligations                     39,036            177            114             39,099
 Other                                                    1,300             30              -              1,330
                                                    -----------       --------       --------        -----------
    Total other securities                               67,366            217            114             67,469
                                                    -----------       --------       --------        -----------
     Total investment securities
      held to maturity                              $ 2,021,963       $ 41,190       $  2,384        $ 2,060,769
                                                    ===========       ========       ========        ===========


     For the three month periods ended March 31, 1994 and 1993, the Corporation had gross realized gains on investment securities available for sale of $279,000 and $535,000, respectively, and gross realized losses of $199,000 and $14,000, respectively. For investment securities held to maturity, gross realized gains for the three months ended March 31, 1994 and 1993 were $20,000 and $362,000, respectively, and gross realized losses were zero in 1994 and $4,000 in 1993. In the first quarter of 1994, the gross realized gains for held to maturity securities resulted from "calls" of securities.

     Investment securities having a carrying value of approximately $511 million and $591 million at March 31, 1994 and December 31, 1993, respectively, were pledged to secure public and trust funds on deposit and securities sold under agreements to repurchase.

     As of January 1, 1994 and in connection with the adoption of SFAS No. 115, $1.7 billion of held to maturity securities were transferred to the available for sale category of securities.

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                  1994          1993
                                                                --------      --------
                                                                (DOLLARS IN THOUSANDS)
Other noninterest income
  VSIBG partnership earnings                                    $    706      $    880
  Credit life insurance commissions                                  699           607
  Brokerage fee income                                               376           400
  Sale of servicing                                                  218            38
  Other                                                            3,622         3,533
                                                                --------      --------
     Total other noninterest income                             $  5,621      $  5,458
                                                                ========      ========

Other noninterest expense
  Amortization of mortgage servicing rights                     $    397      $  1,169
  FDIC assessments                                                 3,148         3,078
  Amortization of goodwill and other intangibles                   1,252         2,659
  Legal fees                                                         437           935
  Other contracted services                                        1,549         1,592
  Advertising and clearing fees                                    1,201         1,193
  Brokerage and clearing fees                                        758           887
  Postage and carrier                                              1,442         1,299
  Stationery and supplies                                          1,367         1,185
  Merchant credit card charges                                     1,093         1,017
  Communications                                                     995         1,064
  Other real estate expense                                          101         1,014
  Other personnel services                                           619           570
  Federal Reserve fees                                               427           423
  Dues, subscriptions, and contributions                             508           617
  Travel                                                             410           384
  Miscellaneous charge-offs                                          282           186
  Insurance                                                          344           379
  Servicing foreclosure expense                                      105           210
  Consultant fees                                                    173           270
  Taxes other than income taxes                                      493           403
  Other                                                            3,975         2,714
                                                                --------      --------
     Total other noninterest expense                            $ 21,076      $ 23,248
                                                                ========      ========


NOTE 7.  INCOME TAXES

     Applicable income taxes for the three months ended March 31, 1994, were $7.2 million, resulting in an effective tax rate of 29.4%. Applicable income taxes for the same period in 1993 were $6.4 million, resulting in an effective tax rate of 32.2%. The tax expense applicable to investment securities gains for the three months ended March 31, 1994 and 1993 was $39,000 and $296,000, respectively.

     At March 31, 1994, the Corporation had a net deferred tax asset of $42.3 million recorded in other assets compared to $37.4 million at March 31, 1993, and $39.6 million at December 31, 1993.

NOTE 8.  FEDERAL HOME LOAN BANK (FHLB) ADVANCES

     The Corporation's subsidiaries have obtained various advances from the Federal Home Loan Bank (FHLB) totaling $169.4 million at March 31, 1994, under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements entitle the Corporation's subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Interest rates on the advances vary from fixed rate advances to variable rate advances. The majority of the advances at March 31, 1994, had variable rates tied to the three-month LIBOR rate. Maturity dates for the advances range from 1994 to 2014. Collateral (mortgage loans) under the Agreements must be 150% of the $169.4 million advances outstanding at March 31, 1994.


NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Corporation's outstanding preferred stock is summarized as follows:

                                                   MARCH 31,        DECEMBER 31,
                                                     1994              1993
                                                   ---------        -----------
                                                      (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
 10,000,000 shares authorized
  CONVERTIBLE
  Series A Preferred Stock,
   250,000 shares authorized,
   none issued                                    $       -         $      -
  Series B, $8 Nonredeemable,
   Cumulative, Convertible
   Preferred Stock (stated at
   liquidation value of $100),
   44,000 shares issued and
   outstanding                                        4,400            4,400
  Series D, 9.5% Redeemable,
   Cumulative, Convertible
   Preferred Stock (stated at
   liquidation value of $20.50),
   253,655 shares issued and
   outstanding                                        5,200            5,200
  Series E, 8% Cumulative,
   Convertible, Preferred Stock
   (stated at liquidation value
   of $25), 3,107,922 shares issued and
   outstanding at March 31, 1994 and
   December 31, 1993                                 77,698           77,698
                                                   --------         --------
          Total convertible preferred stock          87,298           87,298
  NONCONVERTIBLE
  Series C, 10 3/8%, Increasing
   Rate, Redeemable, Cumulative
   Preferred Stock (stated at
   liquidation value of $25), and
   690,000 shares issued and
   outstanding                                       17,250           17,250
                                                   --------         --------
          Total nonconvertible preferred stock       17,250           17,250
                                                   --------         --------
          Total Preferred Stock                    $104,548         $104,548
                                                   ========         ========


NOTE 10. CONTINGENT LIABILITIES

       Management is of the opinion that the Corporation has accrued liabilities sufficient to cover the estimated costs associated with the ultimate resolution of various pending legal matters. Except as discussed below, there were no significant developments during the first quarter of 1994 in any of the described pending or threatened actions which affected management's opinion that the effect of these matters on the Corporation's financial position is not material.

       The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 10-K) and in Note 19 to the Corporation's consolidated financial statements on page 33 of the 1993 Annual Report to Shareholders (1993 Annual Report). The seventh paragraph of Item 3, Part 1 of the 1993 10-K describes certain pending litigation in the U. S. District Court for the Western District of Tennessee against UPNB and eight other banks alleging violations of the Sherman Act, the federal anti-trust statute prohibiting the fixing of prices by competitors, as well as the Tennessee Consumer Protection Act. During the first quarter of 1994, the court granted the defendants' motion for summary judgment on the Sherman Act claim (the Tennessee Consumer Protection Act claim having been previously dismissed), and the plaintiffs filed a motion for reconsideration.

       Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business. Management is of the opinion the Corporation's financial position will not be materially affected by the ultimate resolution of these other legal matters.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides a narrative discussion and analysis of significant changes in results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1993 Annual Report, the interim unaudited financial statements and notes for the three months ended March 31, 1994 included in Part I hereof, and the other supplemental financial data included in this discussion.

     The following table presents selected financial highlights for the three-month periods ended March 31, 1994 and 1993.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------         PERCENTAGE
                                                                    1994             1993            CHANGE
                                                                   ------           ------         ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Earnings before accounting changes                                $17,340           $13,494            29 %
Net earnings                                                       17,340            18,495            (6)
Earnings before accounting changes
    Primary earnings per common share                             $   .70           $   .60            17
    Fully diluted earnings per common share                           .65               .57            14
    Return on average assets                                         1.05 %             .90 %          17
    Return on average common equity                                 15.44             14.61             6
Net earnings
    Primary earnings per common share                             $   .70           $   .85           (18)
    Fully diluted earnings per common share                           .65               .78           (17)
    Return on average assets                                         1.05 %            1.24 %         (15)
    Return on average common equity                                 15.44             20.93           (26)
Dividends per common share                                        $   .21           $   .18            17
Net interest margin (FTE)                                            4.13              4.42            (7)
Interest rate spread (FTE)                                           3.72              4.02            (7)
Book value per common share                                         19.00             17.28            10
Book value assuming conversion of
  convertible preferred stock                                       19.08             17.63             8


Net interest margin = Net interest income as a percentage of earning assets

Interest rate spread = Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

FTE = Fully taxable-equivalent basis

ACQUISITIONS

     During the first three months of 1994, the Corporation consummated three acquisitions. Additionally, two acquisitions have been consummated subsequent to March 31, 1994. The following table presents at March 31, 1994, the balances at the respective dates of acquisition for the institutions acquired through March 31, 1994. Reference is made to Note 2 to the interim financial statements and the Corporation's Current Reports on Form 8-K dated January 10, 1994, February 8, 1994, April 14, 1994, and April 15, 1994 for additional information regarding the pending and completed acquisitions.



                           UNION PLANTERS CORPORATION
                            CONSUMMATED ACQUISITIONS
                  BALANCES AT RESPECTIVE DATES OF ACQUISITION
                                 MARCH 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                  TOTAL IMPACT
                                        MSB (A)       FNB (A)         ACB            ON UPC
                                        ---           ---             ---         ------------
ASSETS
 Interest-bearing deposits at
  financial institutions             $       -      $   1,179       $      -       $   1,179
 Loans, net of unearned income         114,234         66,753         16,139         197,126
 Allowance for losses on loans          (2,123)        (2,834)          (618)         (5,575)
                                     ---------      ---------       --------       ---------
  Net loans                            112,111         63,919         15,521         191,551
 Investment securities                  47,572         92,317            755         140,644
 Intangible assets                         479              -            261             740
 Cash and cash equivalents              16,847          5,490          4,532          26,869
 Other real estate owned, net              510             66              -             576
 Premises and equipment                  4,185          2,250            194           6,629
 Other assets                            2,946          4,828            742           8,516
                                     ---------      ---------       --------       ---------
  Total assets                       $ 184,650      $ 170,049       $ 22,005       $ 376,704
                                     =========      =========       ========       =========

LIABILITIES
 Deposits                            $ 166,082      $ 153,918       $ 19,617       $ 339,617
 Other interest-bearing
  liabilities                            4,670              -              -           4,670
 Other liabilities                       2,076          3,850            382           6,308
                                     ---------      ---------       --------       ---------
  Total liabilities                  $ 172,828      $ 157,768       $ 19,999       $ 350,595
                                     =========      =========       ========       =========

Purchase price/capital
 contribution/equity at
 respective dates of
 acquisition for poolings            $  11,822      $  12,281       $  2,006       $  26,109
                                     =========      =========       ========       =========


(a) Amounts are as of January 1, 1994, for MSB and FNB which were accounted for as poolings of interests.

PENDING ACQUISITIONS

     The Corporation is continuing its efforts to acquire other financial institutions in selected markets. Reference is made to Note 2 to the interim financial statements for information regarding pending acquisitions. Negotiations with other institutions are ongoing.

OPERATING RESULTS - THREE MONTHS ENDED MARCH 31, 1994

     The two tables which follow present the contributions to fully diluted earnings per common share and a summary of the first quarter results by major operating units of the Corporation. A discussion of the operating results follows these tables.

                           UNION PLANTERS CORPORATION
            CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE



                                            THREE MONTHS ENDED
                                                 MARCH 31                EPS
                                            ------------------         INCREASE
                                             1994        1993         (DECREASE)
                                            ------      ------        ----------
Net interest income-FTE                     $ 2.40      $ 2.62         $ (.22)
Provision for losses on loans                    -        (.12)           .12
                                            ------      ------          -----

Net interest income after provision
  for losses on loans-FTE                     2.40        2.50           (.10)
                                            ------      ------         ------

Noninterest income
  Service charges on deposits                  .29         .28            .01
  Profits and commissions from
    trading activities                         .06         .07           (.01)
Investment securities gains                      -         .04           (.04)
Other income                                   .41         .47           (.06)
                                            ------      ------         ------

     Total noninterest income                  .76         .86           (.10)
                                            ------      ------         ------

Noninterest expense
  Salaries and benefits                        .94        1.02            .08
  Net occupancy expense                        .16         .17            .01
  Equipment expense                            .17         .17              -
  Other expense                                .81        1.01            .20
                                            ------      ------         ------

     Total noninterest expense                2.08        2.37            .29
                                            ------      ------         ------

  Earnings before income taxes and
    accounting changes-FTE                    1.08         .99            .09
Applicable income taxes-FTE                    .42         .40           (.02)
                                            ------      ------         -------
  Earnings before accounting changes           .66         .59            .07
Accounting changes                               -         .21           (.21)
                                            ------      ------         ------
     Net earnings                              .66         .80           (.14)
Less preferred stock dividends                 .01         .02            .01
                                            ------      ------         ------
     Fully diluted earnings per share       $  .65      $  .78         $ (.13)
                                            ======      ======         ======

Change in net earnings applicable
  to common shares using previous
  year average shares outstanding                                      $ (.05)
Change in average shares outstanding                                     (.08)
                                                                       ------
  Change in net earnings                                               $ (.13)
                                                                       ======


                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      SUMMARY OF CONSOLIDATED RESULTS (A)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      1994        1993             VARIANCE
                                                                     ------      ------            --------
                                                                            (DOLLARS IN THOUSANDS)
Commercial Banking
  Union Planters National Bank
    Net interest income                                            $ 29,066        $ 29,632         $  (566)
    Provision for losses on loans                                       351          (1,442)          1,793
    Noninterest income                                               12,580          12,095             485
    Noninterest expense                                             (29,082)        (28,977)           (105)
                                                                   --------        --------         -------
      Operating earnings                                             12,915          11,308           1,607
    Investment securities gains (losses)                                 (4)            620            (624)
    Accelerated amortization of mortgage servicing rights                 -            (500)            500
    Accelerated amortization of intangibles                               -            (329)            329
                                                                   --------        --------         -------
      Earnings before income taxes                                   12,911          11,099           1,812
                                                                   --------        --------         -------

  Community Bank Subsidiaries:
    Net interest income                                              31,065          29,499           1,566
    Provision for losses on loans                                     (351)          (1,381)          1,030
    Noninterest income                                                6,167           5,639             528
    Noninterest expense                                             (24,733)        (22,305)         (2,428)
                                                                   ---------       --------         -------
      Operating earnings                                             12,148          11,452             696
    Investment securities gains                                         175             260             (85)
    Accelerated amortization of intangibles                               -             (55)             55
    Write-off of intangibles                                              -          (1,181)          1,181
                                                                   --------        --------         -------
      Earnings before income taxes                                   12,323          10,476           1,847
                                                                   --------        --------         -------

Parent Company and Other:
  Net interest income (expense)                                      (1,238)         (1,550)            312
  Noninterest income, excluding dividends
    from subsidiaries  (b)                                            1,114           1,196             (82)
  Noninterest expense  (c)                                             (466)         (1,314)            848
                                                                   --------        ---------        -------
       Operating loss                                                  (590)         (1,668)          1,078
  Investment securities losses                                          (71)              -             (71)
                                                                   --------        --------         -------

      Loss before income taxes                                         (661)         (1,668)          1,007
                                                                   --------        --------         -------

      Earnings before income taxes and
        accounting changes                                           24,573          19,907           4,666
Applicable income taxes                                              (7,233)         (6,413)           (820)
                                                                   --------        --------         -------

      Earnings before accounting changes                             17,340          13,494           3,846
Accounting changes                                                        -           5,001          (5,001)
                                                                   --------        --------         -------

      Net earnings                                                 $ 17,340        $ 18,495         $(1,155)
                                                                   ========        ========         =======


(a) Individual line items may not total to the consolidated statement of earnings amounts due to eliminations.

(b) Net of intercompany dividends from bank subsidiaries of $12.0 million and $3.5 million for the three months ended March 31, 1994 and 1993, respectively.

(c) Management fees charged to subsidiaries of $4.5 million and $1.6 million for the three months ended March 31, 1994 and 1993, respectively, have been netted against noninterest expense.

FIRST QUARTER EARNINGS OVERVIEW

     For the first quarter of 1994, the Corporation had net earnings and record earnings before accounting changes (operating earnings) of $17.3 million, an increase of 29% over the same period in 1993. Operating earnings for the first quarter last year were $13.5 million. Net earnings for the first quarter last year were $18.5 million and included a $5.0 million benefit from the cumulative effect of adopting Statements of Financial Accounting Standards (SFAS) Nos. 106 and 112 which relate to postretirement and postemployment benefits, and SFAS No. 109 which relates to the accounting for income taxes.

     Fully diluted earnings per common share for the first quarter of 1994 was $.65 compared to fully diluted operating earnings per common share of $.57 for the first quarter of 1993, an increase of 14%. Fully diluted net earnings per common share was $.78 in 1993. Fully diluted earnings per common share for the first quarter of 1994 is based on 3.1 million more shares than for the same period in 1993, primarily as a result of shares issued in effecting acquisitions.

     For the first quarter of 1994, returns on average assets and average common equity were 1.05% and 15.44%, respectively. This compares to returns of .90% and 14.61%, respectively, for the same period in 1993 based on operating earnings.

     The growth of net interest income, the decline in the provision for losses on loans, and the decrease in noninterest expenses were the primary factors that contributed to the improved earnings. The following is a more complete discussion and analysis of the results for the first quarter of 1994 compared to the same period in 1993.

                               EARNINGS ANALYSIS

     Net interest income (FTE) for the first quarter of 1994 was $62.6 million, 4% higher than the first quarter of 1993 which was $60.4 million, and 3% higher than the fourth quarter of 1993 which was $60.9 million. Acquisitions effected in 1994 contributed approximately $3.4 million to first quarter net interest income.

     The net interest margin for the first quarter of 1994 was 4.13% which compares to 4.42% for the same quarter last year and 4.19% in the fourth quarter of 1993. The interest rate spread also narrowed during the first quarter and was 3.72% for the first quarter compared to 4.02% a year ago and 3.77% for the fourth quarter of 1993. Both the net interest margin and interest rate spread have been declining over the last four quarters. However, these ratios are expected to begin to show some improvement as loan volumes increase and interest rates increase.

     During the first quarter of 1994, the Corporation reclassified certain interchange fees arising from credit card loans (formerly included in interest income) to bank card income, a component of noninterest income, to be consistent with industry practice. Prior period amounts have been restated to reflect this change. For the first quarters of 1994 and 1993 and the fourth quarter of 1993, these fees totaled $512,000, $382,000, and $628,000, respectively.

     Interest income (FTE) for the first quarter was $104.7 million, an increase of $3.2 million over the same quarter last year. The increase was primarily in loans which, excluding the impact of acquisitions, increased on average approximately 9% from the same quarter a year ago and 2% from the fourth quarter of 1993. Interest income on investment securities decreased $1.3 million between the first quarter of 1994 and 1993. Average investment securities increased $242 million between the two quarters, primarily due to acquisitions. The increase was offset by a declining interest rate environment which resulted in lower yields on investment securities as they matured or repriced. The taxable-equivalent yield on earning assets for the first quarter was 6.92% compared to 7.43% a year ago, a decline of 51 basis points.

     Interest expense increased 2% to $42.1 million for the first quarter of 1994. The increase related primarily to an increase in average Federal Home Loan Bank advances of $159 million between the first quarter of 1994 and the same period in 1993. These advances were obtained to lock in interest rate spreads by borrowing variable-rate funds with specific term maturities and investing the proceeds in variable-rate earning assets with specific matched maturities. Interest expense on deposits decreased $734,000 between the two quarters due primarily to the declining interest rate environment over the twelve month period. Average interest-bearing deposits increased $241 million, with acquisitions accounting for an increase of approximately $395 million offset by a decline of approximately $154 million in other interest-bearing deposits.

     In the last quarter of 1993, the Corporation entered into interest rate swaps as hedging transactions to lessen the Corporation's sensitivity to interest rate fluctuations. The impact of these instruments on net interest income for the first quarter of 1994 accounted for approximately $1.0 million of the increase.

     Reference is made to the average balance sheet which follows for detailed yields and rates on the components of net interest income.

PROVISION FOR LOSSES ON LOANS

     A reduction in nonperforming assets, strong reserve coverage of nonperforming loans, and net recoveries of loans previously charged off resulted in the Corporation not recording a provision for losses on loans for the first quarter of 1994 compared to a $2.8 million provision for losses on loans for the first quarter of 1993. For the first quarter of 1994, the Corporation had net recoveries of $1.1 million compared to net charge-offs of $2.8 million in 1993. At March 31, 1994, the allowance for losses on loans as a percentage of nonperforming loans was 358% compared to 191% a year ago and compared to 363% at December 31, 1993. Reference is made to the "Allowance for Losses on Loans", "Nonperforming Assets", and "Potential Problem Assets" discussions for additional information regarding items that impact the provision for losses on loans in the future. The trend of lower provisions for losses on loans is expected to continue for the remainder of 1994.

NONINTEREST INCOME

     Noninterest income for the first quarter of 1994 was $19.9 million, approximately a 1% increase over the same period in 1993, and compared to $21.3 million for the fourth quarter of 1993. 1994 acquisitions contributed approximately $696,000 to noninterest income for the first quarter of 1994. Investment securities gains declined $780,000 between the first quarters of 1994 and 1993, and declined $542,000 between the first quarter of 1994 and the fourth quarter of 1993.

     The increase in noninterest income between the first quarter of 1994 and 1993 is due primarily to service charges on deposit accounts which increased $1.0 million between the two quarters. Partially offsetting this increase were declines in mortgage servicing income of $402,000, profits and commissions from trading activities of $144,000 (primarily SBA trading activity), and VSIBG Limited Partnership earnings of $174,000. The decline between the fourth quarter of 1993 and the first quarter of 1994 was due to declines in profits and commissions from trading activities of $503,000 (primarily SBA trading activity), mortgage servicing income of $129,000, and bank card income of $405,000. The decline in bank card income from the fourth quarter is seasonal, and the decline in mortgage servicing income is due primarily to the high level of refinancing activity over the last two years.

     Due to the continued decline in revenues from the Capital Markets operations, management decided to discontinue these operations in the second quarter of 1994. The discontinuance is not expected to have a significant impact on operating results. In 1993, the Capital Markets operations had total revenues of approximately $3.3 million and total expenses of approximately $2.8 million. For the first quarter of 1994, total revenues and expenses were $400,000 and $596,000, respectively.

NONINTEREST EXPENSE

     Noninterest expense for the first quarter of 1994 decreased $403,000 to $54.2 million which compares to $54.6 million for the same period in 1993 and $55.1 million for the fourth quarter of 1993. Acquisitions completed in the first quarter of 1994 increased first quarter 1994 noninterest expenses by approximately $2.8 million.

     The most significant component of noninterest expense, salaries and employee benefits, increased 4% to $24.5 million for the first quarter of 1994, primarily due to acquisitions. Total full-time-equivalent employees at March 31, 1994 were 3,228 compared to 2,902 at March 31, 1993. Excluding the impact of acquisitions, total full-time-equivalent employees decreased approximately 130 between the two quarters.

     Offsetting the increase in expenses due to acquisitions were declines in the following expenses: (i) accelerated amortization of intangibles declined $2.0 million; (ii) other real estate expense declined $913,000 due to improving asset quality; and (iii) legal fees declined $453,000 as litigation activity declined.

     Effective January 1, 1993, the Corporation adopted the provisions of SFAS Nos. 106 and 112 related to postretirement and postemployment benefits. The Corporation recorded the cumulative obligation for postretirement and postemployment benefits upon adoption which was $9.6 million ($5.9 million after taxes). The ongoing impact on earnings is not significantly different from previous practice.

     Management is continuing to consider ways to reduce noninterest expenses while maintaining quality customer service. Management expects to recognize expense savings from the conversion of its subsidiaries to a common data processing system which is expected to be completed by the end of 1994. Reference is made to the "Noninterest Expense" discussion on page 41 of the 1993 Annual Report to Shareholders.

TAXES

     Applicable income taxes for the first quarter of 1994 were $7.2 million, resulting in an effective tax rate of 29.4%, which compares to $6.4 million, or an effective tax rate of 32.2% for the first quarter of 1993. Federal income taxes were provided at statutory rates of 35% and 34% for the quarters ended March 31, 1994 and 1993, respectively, as a result of a retroactive tax rate increase which did not become effective until the third quarter of 1993. The decrease in the effective rate in the first quarter of 1994, as compared to the first quarter of 1993, is due primarily to the deductibility in 1994 of intangible assets amortization not previously deductible and to an increase in non-taxable municipal bond interest. These amounts were partially offset by a one percent increase in the federal statutory tax rate to 35%.

     The Corporation adopted SFAS No. 109 effective January 1, 1993 and recorded a benefit in the first quarter of 1993 of $10.9 million from the cumulative effect of the accounting change.

                          UNION PLANTERS CORPORATION
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES



                                                                     THREE MONTHS ENDED MARCH 31,
                                             ------------------------------------------------------------------------
                                                                  1994                                  1993
                                             ------------------------------------------------------------------------
                                                                INTEREST                               INTEREST
                                                  AVERAGE       INCOME/     YIELD/      AVERAGE        INCOME/    YIELD/
                                                  BALANCE       EXPENSE      RATE       BALANCE        EXPENSE     RATE
                                                -----------    ---------    ------    -----------     ---------   ------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    financial institutions                      $     9,534    $     122    5.19 %    $    75,378    $     699    3.76 %
  Federal funds sold and securities
    purchased under agreements to resell            101,277          861    3.45 %        142,317        1,054    3.00 %
  Trading account securities, at market             152,753        1,759    4.67 %        112,827        1,599    5.75 %
  Loans held for resale                              31,583          581    7.46 %         29,266          519    7.19 %
  Investment securities (1 and 2)                 2,751,849       37,321    5.50 %      2,509,693       38,593    6.24 %
  Loans, net of unearned income (1)               3,093,789       64,073    8.40 %      2,670,174       59,050    8.97 %
                                                -----------    ---------              -----------    ---------
      TOTAL EARNING ASSETS (1 AND 2)              6,140,785      104,717    6.92 %      5,539,655      101,514    7.43 %
                                                               ---------                             ---------
  Cash and due from banks                           278,387                               249,014
  Premises and equipment                            143,002                               127,898
  Allowance for losses on loans                     (86,940)                              (77,530)
  Other assets                                      235,010                               221,402
                                                -----------                           -----------
     TOTAL ASSETS                               $ 6,710,244                           $ 6,060,439
                                                ===========                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts                         $ 1,328,263        7,550    2.31 %    $ 1,325,698        7,865     2.41 %
  Savings deposits                                  977,188        5,307    2.20 %        735,682        4,609     2.54 %
  Certificates of Deposit of
    $100,000 and over                               342,292        3,249    3.85 %        335,401        3,365     4.07 %
  Other time deposits                             2,143,984       20,516    3.88 %      2,134,322       21,517     4.05 %
  Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase           256,507        1,779    2.81 %        252,203        1,718     2.76 %
    Other                                             7,293          105    5.84 %          5,440           62     4.62 %
  Federal Home Loan Bank advances                   167,556        1,575    3.81 %          8,257           49     2.41 %
  Long-term debt
    Subordinated capital notes and debentures       114,743        1,992    7.04 %         74,292        1,830     9.99 %
    Other                                             3,391           72    8.61 %          7,237          149     8.35 %
                                                -----------    ---------              -----------     --------
     TOTAL INTEREST-BEARING LIABILITIES           5,341,217       42,145    3.20 %      4,898,532       41,164     3.41 %
  Demand Deposits                                   772,510                               654,758
                                                -----------    ---------              -----------     --------
     TOTAL SOURCES OF FUNDS                       6,113,727       42,145                5,553,290       41,164
                                                               ---------                              --------
  Other liabilities                                  94,664                                95,885
  Shareholders' equity (2)                          501,853                               411,264
                                                -----------                           -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                     $ 6,710,244                           $ 6,060,439
                                                ===========                           ===========
  NET INTEREST INCOME                                          $ 62,572                               $ 60,350
                                                               ========                               ========
  INTEREST RATE SPREAD                                                      3.72 %                                 4.02 %
                                                                            ====                                   ====
  NET INTEREST MARGIN                                                       4.13 %                                 4.42 %
                                                                            ====                                   ====

  (1) Taxable-equivalent adjustment:
         Loans                                                 $    281                               $    275
         Investment securities                                    3,398                                  2,494
                                                               --------                               --------
                                                               $  3,679                               $  2,769
                                                               ========                               ========


   (2) Excludes the impact of the net unrealized gain on available for sale securities.

                              FINANCIAL CONDITION

     The Corporation's total assets grew $512 million to $6.7 billion at March 31, 1994 compared to March 31, 1993, and increased $407 million from December 31, 1993 due primarily to acquisitions. Certain financial information in 1993 has been restated to reflect acquisitions accounted for using the pooling of interests method of accounting (see Note 2 to the financial statements). The table at the beginning of this discussion presents the impact of the 1994 acquisitions on the balance sheet as of the date of acquisition. Average assets for the first quarter of 1994 were $6.7 billion compared to $6.1 billion for the first quarter of 1993.

MONEY MARKET INVESTMENTS

     At March 31, 1994, money market investments were $293 million. Average money market investments during the quarter were $295 million with an average yield of 4.57% compared to $360 million with an average yield of 4.36% during the first quarter of 1993. These investments provide the Corporation with a ready source of liquidity. The increase in yield between the two periods is reflective of the increase in short-term interest rates over the last few months.

INVESTMENT SECURITIES

     The Corporation's investment portfolio during the first quarter of 1994 represented 45% of average earning assets. The portfolio is managed to maximize yield over the interest rate cycle while minimizing market exposure to rising rates. The average taxable-equivalent yield of the investment portfolio was 5.50% for the first quarter of 1994 compared to 6.24% for the same period in 1993. The difference in the fair value of the investment portfolio compared to its amortized cost has declined from $44.2 million at December 31, 1993 to $14.6 million at March 31, 1994, primarily due to the changing interest rate environment.

     The Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. In adopting SFAS No. 115, the Corporation chose to initially classify all investment securities, except obligations of states and political subdivisions, as "Available for Sale" securities.

  AVAILABLE FOR SALE SECURITIES

     Available for sale securities were $2.3 billion at March 31, 1994 compared to $600 million at December 31, 1993. At the end of the period, the portfolio had unrealized gains of $12.6 million and unrealized losses of $12.4 million, which resulted in an adjustment to the carrying value of available for sale securities of $172,000 ($103,000 net of taxes). At December 31, 1993, these securities had unrealized gains of $5.6 million and unrealized losses of $234,000.

  HELD TO MATURITY SECURITIES

     Held to maturity securities at March 31, 1994 were $548 million, consisting primarily of obligations of states and political subdivisions totaling $449 million. The held to maturity portfolio as of March 31, 1994 had unrealized gains of $18.0 million and unrealized losses of $3.6 million. At December 31, 1993, these securities totaled $2.0 billion having unrealized gains and losses of $41.2 million and $2.4 million, respectively.

LOANS

     Loans at March 31, 1994 were $3.1 billion compared to $2.8 and $2.9 billion at March 31, 1993 and December 31, 1993, respectively. Average loans for the first quarter of 1994 were higher than both periods, and, excluding the impact of acquisitions, increased 9% over the same quarter in 1993 and 2% over the fourth quarter of 1993. Average loans represented 50% of the Corporation's earning assets for the first quarter of 1994 compared to 48% for the first quarter of 1993. Loan activity has been increasing as the economy improves and this growth is expected to continue.

ALLOWANCE FOR LOSSES ON LOANS

     The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the three month periods ended March 31, 1994 and 1993 and for the year ended December 31, 1993.


                                               THREE MONTHS ENDED
                                                     MARCH 31
                                              --------------------        FOR THE YEAR ENDED
                                               1994            1993       DECEMBER 31, 1993
                                               ----            ----       -----------------
                                                      (DOLLARS IN THOUSANDS)
Balance at the beginning
 of the period                             $    80,442     $    64,290     $    64,290
Provision charged to expense                         -           2,823           9,689
Allowances of banks acquired (a)                 5,575          15,328          16,607
Recoveries                                       2,685           1,869           8,681
Charge-offs                                     (1,603)         (4,636)    $   (18,825)
                                           -----------     -----------     -----------
Balance at the end of the period           $    87,099     $    79,674     $    80,442
                                           ===========     ===========     ===========

Loans outstanding at period end            $ 3,092,638     $ 2,750,538     $ 2,935,215
                                           ===========     ===========     ===========

Average loans during the period            $ 3,093,789     $ 2,670,174     $ 2,777,032
                                           ===========     ===========     ===========

Ratios:
 Allowance/period end loans                      2.82%           2.90%           2.74%
 Charge-offs/average loans (b)                    .21             .70             .68
 Recoveries/average loans (b)                     .35             .28             .31
 Net charge-offs (recoveries)/average
  loans (b)                                      (.14)            .42             .37
 Provision/average loans (b)                      (NM)            .43             .35

(a) At date of acquisition for acquisitions accounted for using the purchase method of accounting and as of January 1 for acquisitions accounted for using the pooling of interests method of accounting.

(b)  Amounts annualized for March 31, 1994 and 1993

(NM) not meaningful


     The allowance at March 31, 1994, was $87.1 million, an increase of $6.7 million over December 31, 1993, and compared to $79.7 million at March 31, 1993. The increase in the allowance over December 31, 1993 primarily reflects the allowances of banks acquired which totaled $5.6 million for the first quarter of 1994.

     The Corporation had net recoveries for the first quarter of 1994 of $1.1 million compared to net charge-offs of $2.8 million and $3.7 million, respectively, for the same quarter a year ago and for the fourth quarter of 1993. Charge-offs declined to $1.6 million for the first quarter compared to $4.6 million for the same period last year. Recoveries of $2.7 million exceed the first quarter of 1993 by $816,000.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                  MARCH 31,
                                              -----------------   DECEMBER 31,
                                               1994       1993        1993
                                              -------   -------   ------------
                                                  (DOLLARS IN THOUSANDS)
Nonaccrual loans                              $16,983   $39,908      $14,646
Restructured loans                              7,329     1,702        7,525
                                              -------   -------      -------

    Total nonperforming loans                  24,312    41,610       22,171
                                              -------   -------      -------

Foreclosed property
  Other real estate owned,
    net of reserve for losses                   4,314     8,304        4,358
  Other foreclosed properties                     227       188          434
                                              -------   -------      -------

    Total foreclosed properties                 4,541     8,492        4,792
                                              -------   -------      -------

    Total nonperforming assets                $28,853   $50,102      $26,963
                                              =======   =======      =======

Loans 90 days or more past due
  and not on nonaccrual status                $ 4,365   $ 4,776      $ 4,771
                                              =======   =======      =======

Nonperforming loans as a
  percentage of loans                             .79%     1.65%         .76%

Nonperforming assets as a
  percentage of loans and
  foreclosed properties                           .93      1.97          .92

Allowance for losses on loans
  as a percentage of
  nonperforming loans                          358.26    176.51       362.83

Loans 90 days or more past
  due and not on nonaccrual
  status as a percentage of
  loans                                           .14       .19          .16

     Nonperforming assets at March 31, 1994, declined $21.2 million from $50.1 million at March 31, 1993 and increased $1.9 million from December 31, 1993 due to acquisitions. The financial institutions acquired in the first quarter of 1994 accounted for $2.6 million of the total nonperforming assets and $2.1 million of total nonperforming loans (nonaccrual and restructured loans). Management does not expect any significant changes in nonperforming assets with one exception. One $6.0 million loan that was renegotiated in the second quarter of 1993 has performed in compliance with the renegotiated terms and has demonstrated the ability to make payments over a period of time. It is expected that this loan will be removed from restructured loans in the second quarter of 1994; however, there are no assurances that this will be the case.

     The following table details the composition of nonaccrual loans and loans 90 days or more past due.

                                                                  MARCH 31, 1994
                                                           ----------------------------
                                                           NONACCRUAL  LOANS 90 DAYS OR
                                                             LOANS      MORE PAST DUE
                                                           ----------  ----------------
                                                              (DOLLARS IN THOUSANDS)
Real estate loans
  Construction and land development                         $    866      $     1
  Secured by farmland                                          1,237          253
  Secured by 1-4 family residential
    properties                                                 6,241          819
  Secured by nonfarm nonresidential
    properties                                                 3,023          853
  Secured multifamily residential
    properties                                                   196            -
                                                            --------      -------
       Total real estate                                      11,563        1,926

Commercial, financial, and
  agricultural loans                                           3,469          329
Consumer loans                                                 1,951        2,103
Direct lease financing                                             -            7
                                                            --------      -------
       Total                                                $ 16,983      $ 4,365
                                                            ========      =======

     The following table details the composition of the Corporation's other real estate owned, net of the reserve for losses on other real estate of $1.5 million.

                                                            MARCH 31, 1994
                                                       ----------------------
                                                       (DOLLARS IN THOUSANDS)
Type of Property
- - ----------------

   Construction and land development                          $    596
   Farmland                                                         28
   1-4 family residential properties                               972
   Multifamily residential properties                              886
   Commercial properties                                         1,832
                                                              --------
        Total other real estate owned,
          net of the reserve for losses                       $  4,314
                                                              ========


POTENTIAL PROBLEM ASSETS

     Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, and include those assets where information about possible credit problems has caused management to have serious doubts as to the ability of such borrowers to comply with present repayment terms. Historically, these assets have been loans which have become nonperforming. At March 31, 1994, the Corporation had potential problem assets (all of which were loans) of $6.3 million.

ASSET LIABILITY MANAGEMENT

     The following table presents the Corporation's interest rate sensitivity analysis at March 31, 1994. The analysis is at a point-in-time and could change significantly on a daily basis. This analysis alone cannot be used to predict how the Corporation is positioned to react to changing interest rates. Other factors such as the mix of earning assets and interest-bearing liabilities, interest rate spreads, and the level of interest rates impact the Corporation's net interest income.

     Balance sheet simulation analysis is conducted to determine the impact on net interest income for the next twelve months under several interest rate scenarios. One such scenario uses current rates at March 31, 1994 and holds the rates and volumes constant for the simulation. When this projection is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points, first rising and then falling, the annual impact of the "rate shock" at March 31, 1994 on the Corporation's net interest income was a negative $378,000 and $4.8 million pretax, respectively, which is well within the Corporation's policy limits.

OFF-BALANCE-SHEET INSTRUMENTS

     The Corporation, on a limited basis, uses off-balance-sheet financial instruments to manage interest rate risk. Since December 31, 1993, there has been no significant change in off-balance-sheet instruments. Reference is made to Note 17 to the audited financial statements in the Corporation's 1993 Annual Report to Shareholders for additional information regarding these instruments.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                  RATE SENSITIVITY ANALYSIS AT MARCH 31, 1994


                                                                 INTEREST-SENSITIVE WITHIN
                                     ----------------------------------------------------------------------------------------
                                                                                                             NON-
                                       0-30     31-90      91-180   181-365     1-2       2-5      OVER    INTEREST-
                                       DAYS      DAYS       DAYS      DAYS     YEARS     YEARS    5 YEARS   BEARING    TOTAL
                                     --------  --------   -------   -------   -------   -------  --------  ---------  -------
                                                                    (DOLLARS IN MILLIONS)
ASSETS
  Loans                              $   751   $   305    $   232   $   489   $   260   $   669   $   388   $    17   $ 3,111
  Investment securities                  402       292        172       659       533       407       343         -     2,808
  Other earning assets                   182        55         56         -         -         -         -         -       293
  Other assets                             -         -          -         -         -         -         -       513       513
                                     -------   -------    -------   -------   -------   -------   -------   -------    ------
    Total assets                     $ 1,335   $   652    $   460   $ 1,148   $   793   $ 1,076   $   731   $   530    $6,725
                                     =======   =======    =======   =======   =======   =======   =======   =======    ======

SOURCES OF FUNDS
  Money market deposits              $    75   $   342    $     -   $   357   $    29   $   455   $    22   $     -   $ 1,280
  Other savings and time deposits        522       672        480       350       250       864        39         -     3,177
  Time deposits over $100,000             60        88         74        49        24        45         1         -       341
  Short-term borrowings                  232         2          -         -         -         -         -         -       234
  Federal Home Loan Bank
    advances                             113         7          1         2         5        19        22         -       169
  Long-term debt                           -         -          -         -         -         -       117         -       117
  Noninterest-bearing deposits             -         -          -         -         -         -         -       815       815
  Other liabilities                        -         -          -         -         -         -         -        79        79
  Shareholders' equity                     -         -          -         -         -         -         -       513       513
                                     -------   -------    -------   -------   -------   -------   -------   -------    ------
    Total sources of funds           $ 1,002   $ 1,111    $   555   $   758   $   308   $ 1,383   $   201   $ 1,407    $6,725
                                     =======   =======    =======   =======   =======   =======   =======   =======    ======


Interest rate swap                   $  (150)  $   (50)   $  (100)  $     -   $   100   $   200   $     -   $     -    $    -

Interest rate sensitivity gap        $   183   $  (509)   $  (195)  $   390   $   585   $  (107)  $   530   $  (877)   $    -

Cumulative interest rate
  sensitivity gap                    $   183   $  (326)   $  (521)  $  (131)  $   454   $   347   $   877   $     -    $    -

Cumulative gap as a percentage
  of total assets                         3%       (5%)       (8%)      (2%)       7%        5%       13%         -%        -%


Management has made the following assumptions in the above analysis:

(a) Assets and liabilities are generally scheduled according to their earliest repricing period when the repricing is less than the contractual maturity.

(b)  Nonaccrual loans are included in the noninterest-bearing category.

(c) Fixed-rate mortgage loan maturities are based on the principal prepayment patterns of comparable mortgage-backed securities.

(d) The scheduled maturities of mortgage-backed securities and CMOs incorporate principal prepayment of these securities using current and consensus interest rate forecasts in conjunction with the latest three month historical prepayment speeds.

(e) Securities available for sale are currently treated in the same manner as comparable securities in the Investment Securities Portfolio in that they are scheduled according to their contractual maturities or earliest repricing period if sooner; however, the maturities of callable agencies are scheduled according to their call date when valued at a premium or par.

(f) Money market deposits and savings deposits that have no contractual maturities are scheduled according to the Corporation's best estimate of their repricing to changes in market rates. This varies by product type and market.

(g) If all money market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of earning assets would have been negative (30%), (28%), (31%), (20%), (10%), and positive 5%, respectively, for the 0-30 Days, 31-90 days, 91-180 Days, 181-365 Days, 1-2 years, and 2-5 Years categories at March 31, 1994.

LIQUIDITY

     The Corporation's core deposit base is its most important and stable funding source. These deposits, along with money market assets, provide liquidity for the Corporation. The Corporation's deposit base is almost entirely comprised of "in-market" deposits, as the Corporation has no known brokered deposits. Certificates of deposits of $100,000 or more represent only 6% of total deposits at March 31, 1994. The following table presents an analysis of the Corporation's deposits.


                                                          THREE MONTHS ENDED
                                                       MARCH 31,        DECEMBER 31,
                                                  ------------------    ------------
                                                   1994        1993         1993
                                                  ------      ------    ------------
                                                 (DOLLARS IN MILLIONS)
Demand deposits                                   $  773      $  655      $  757
Money market accounts (a)                          1,328       1,326       1,321
Savings deposits (b)                                 977         736         817
Other time deposits (c)                            2,144       2,154       2,032
                                                  ------      ------      ------
     Total core deposits                           5,222       4,871       4,927
Certificates of deposit
  of $100,000 and over                               342         335         339
                                                  ------      ------      ------
     Total deposits                               $5,564      $5,206      $5,266
                                                  ======      ======      ======


(a) Includes money market savings accounts, High Yield accounts, and super NOW accounts.

(b)  Includes regular and premium savings accounts and NOW accounts.

(c) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

     The Corporation's average deposits continued to grow during the first quarter of 1994 primarily due to acquisitions. Excluding the impact of acquisitions, average deposits declined approximately $74 million between the first quarter of 1994 and 1993. The decline was primarily due to the low interest-rate environment which has resulted in deposits leaving the banking system.

     The parent company's source of liquidity is management fees and dividends from subsidiaries. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At March 31, 1994 the parent company had cash and cash equivalents totaling $95.1 million and had working capital of $79.8 million. At March 31, 1994, the parent company could have received dividends from subsidiary banks without prior regulatory approval of $84.8 million.
Additional dividends will be available depending on the future earnings of subsidiary banks.

SHAREHOLDERS' EQUITY

     The Corporation's total shareholders' equity increased $36 million from December 31, 1993 to $513 million at March 31, 1994. The increase was due primarily to the issuance of Common Stock in connection with acquisitions which increased shareholders' equity $24 million. The balance, $12 million of the increase, was due primarily to retained net earnings. Dividends on Common Stock for the first quarter of 1994 totaled $4.3 million, or $.21 per share, while Preferred Stock dividends totaled $2.2 million. Shareholders' equity is expected to continue to steadily increase during 1994 from the retention of earnings and as stock is issued for acquisitions.

CAPITAL ADEQUACY

     The following table presents capital adequacy information regarding the Corporation and the table on the following page presents the calculation of the Corporation's risk-based capital.

                                                      MARCH 31,
                                                --------------------  DECEMBER 31,
                                                   1994       1993        1993
                                                ---------  ---------  ------------
CAPITAL ADEQUACY DATA
- - ---------------------

Total shareholders' equity/
  total assets (at period end)                    7.63%      6.88%       7.55%
Average shareholders' equity/
  average total assets                            7.63       6.79        7.15
Tier 1 capital/unweighted
  assets (leverage ratio) (a)                     7.22       6.72        7.10
Parent company long-term
  debt/equity                                    22.35      17.39       24.04
Dividend payout ratio                            37.62      26.80       34.07

(a)  Based on period-end capital and quarterly adjusted average assets


     At March 31, 1994, total shareholders' equity was 7.63% of total assets, and the Tier 1 leverage ratio was 7.22% compared to 6.88% at December 31, 1993 and 6.72% at March 31, 1993. The following table presents the Corporation's risk-based capital and ratios. The capital ratios improved from March 31, 1993 and declined slightly from December 31, 1993 due to the impact of acquisitions. The regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification. Since a majority of the Corporation's acquisitions involve the issuance of stock, the acquisitions are not expected to adversely impact the capital ratios significantly.

                               RISK-BASED CAPITAL

                                                       MARCH 31,
                                                ---------------------- DECEMBER 31,
                                                   1994        1993        1993
                                                ----------  ---------- ------------
                                                     (DOLLARS IN THOUSANDS)
Tier 1 capital
  Shareholders' equity                          $  513,414  $  427,215  $  477,300
  Minority interest in
    consolidated subsidiaries                        1,588       7,544       1,588
  Less goodwill, other
    intangibles, and one-half
    of investment in
    unconsolidated subsidiaries                    (30,935)    (27,066)    (31,097)
  Deferred tax asset not
    qualifying for
    regulatory capital                              (1,803)     (2,034)     (1,861)
                                                -----------  ----------  ---------
      Total Tier 1 capital                         482,264     405,659     445,930
Tier 2 capital
  Allowance for losses on loans (a)                 41,013      38,544      38,067
  Qualifying long-term debt                         74,500      32,000      74,479
  Less one-half of investment
    in unconsolidated
    subsidiaries                                       (20)       (107)       (136)
                                                ----------  ----------  ----------
      Total capital                             $  597,757  $  476,096  $  558,340
                                                ==========  ==========  ==========

Risk-weighted assets (b)                        $3,234,961  $3,042,383  $3,003,001
                                                ==========  ==========  ==========

Ratios as a percent of end of
  period risk-weighted assets

  Tier 1 capital                                     14.91%      13.33%      14.85%
  Total capital                                      18.48       15.65       18.59


(a)  Limited as required by regulatory guidelines.

(b)  Based on risk-weighted assets as defined by regulatory guidelines.

IMPACT OF PROPOSED ACCOUNTING STANDARDS

     Reference is made to page 48 of the Corporation's 1993 Annual Report to Shareholders for a discussion of proposed accounting standards. Management is not aware of any additional standards that have been issued that might have a significant impact on the Corporation.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The information called for by this item is incorporated by reference to
Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Note 19 to the Corporation's consolidated financial statements on page 33 of the 1993 Annual Report to Shareholders, and Note 10 to the Corporation's unaudited financial statements included herein.

ITEM 2 - CHANGES IN SECURITIES

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5 - OTHER INFORMATION

    None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
            11 - Computation of Per Share Earnings

    (b)  Reports on Form 8-K:


         Date of Current
             Report                                 Subject
         ---------------                 ------------------------------
     1.  January 10, 1994                Financial statements of entities being acquired

     2.  January 11, 1994                Pro forma financial statements for September 30, 1993

     3.  February 8, 1994                Financial statements and merger agreement related to an entity being acquired that is considered to be a significant subsidiary

     4.  April 14, 1994                  Financial statements of entities being acquired

     5.  April 15, 1994                  Pro forma financial statements for December 31, 1993

     6.  April 28, 1994                  First quarter 1994 earnings press release


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 UNION PLANTERS CORPORATION
                                                 --------------------------
                                                        (Registrant)



Date:  May 10, 1994



                                           By: /s/ Benjamin W. Rawlins, Jr.
                                               ---------------------------------
                                               Benjamin W. Rawlins, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer



                                           By: /s/ John W. Parker
                                               ---------------------------------
                                               John W. Parker
                                               Executive Vice President and
                                               Chief Financial Officer



                                           By: /s/ M. Kirk Walters
                                               ---------------------------------
                                               M. Kirk Walters
                                               Senior Vice President, Treasurer
                                               and Chief Accounting Officer