Form 10-Q/A
period 1994-03-31
UNION PLANTERS CORP
filed 1994-05-16
CIK 100893

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            Amendment No. 1 to the

                                  FORM 10-Q



 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1994


                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---      SECURITIES EXCHANGE ACT OF 1934

For the transition period __ to __.


Commission File No. 0-6919
                    ------

                          UNION PLANTERS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Tennessee                                     62-0859007
         ---------                                     ----------
  (State of incorporation)                ( I.R.S. Employer Identification No.)


7130 Goodlett Farms Parkway, Memphis, Tennessee                     38018
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


1993 ACQUISITIONS
- -----------------
                                                                          TOTAL ASSETS AT       TOTAL EQUITY AT
                                            DATE            SHARES           JANUARY 1,            JANUARY 1,
         INSTITUTION                      ACQUIRED          ISSUED             1993                  1993
- -----------------------------            ----------        --------       ---------------       ---------------
                                                                                  (DOLLARS IN MILLIONS)

Garrett Bancshares, Inc. (GBI)             5/31/93          613,088           $173.7                $ 4.8
Hogue Holding Company, Inc. (HHC)           9/1/93          219,274             38.5                  4.4
Central State Bancorp, Inc. (CSB)           9/1/93          630,355            107.8                 10.7
First Financial Services, Inc. (FFS)       10/1/93          447,906             86.0                  8.4
                                                          ---------           ------                -----
                                                          1,910,623           $406.0                $28.3
                                                          =========           ======                =====


1994 ACQUISITIONS
- -----------------
                                                                         TOTAL ASSETS AT       TOTAL EQUITY AT
                                            DATE            SHARES          JANUARY 1,            JANUARY 1,
         INSTITUTION                      ACQUIRED          ISSUED            1994                  1994
- -----------------------------           -----------        --------      ---------------      ----------------
                                                                                  (DOLLARS IN MILLIONS)
Mid-South Bancorp, Inc. (MSB)               1/1/94          839,542           $184.6                $11.8
First National Bancorp of
  Shelbyville, Inc. (FNB)                   3/1/94          974,886            170.0                 12.3
                                                          ---------           ------                -----
                                                          1,814,428           $354.6                $24.1
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

PURCHASE ACQUISITIONS

     The Corporation acquired eight institutions in 1993 and one in the first quarter of 1994 which were accounted for using the purchase method of accounting. The table below summarizes these acquisitions:

                                                                                                           TOTAL ASSETS
                                       DATE                                PURCHASE       RESULTING         AT DATE OF
       INSTITUTION                    ACQUIRED     CONSIDERATION            PRICE        INTANGIBLES       ACQUISITION
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

                                                                                  ANTICIPATED              APPROXIMATE
                                                                                   METHOD OF                  TOTAL
       INSTITUTION                                CONSIDERATION                   ACCOUNTING                 ASSETS
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

                                                            MARCH 31, 1994
                                                       ----------------------
                                                       (DOLLARS IN THOUSANDS)
Type of Property
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

                                                      MARCH 31,
                                                --------------------  DECEMBER 31,
                                                   1994       1993        1993
                                                ---------  ---------  ------------
CAPITAL ADEQUACY DATA
- ---------------------

Total shareholders' equity/
  total assets (at period end)                    7.63%      6.88%       7.55%
Average shareholders' equity/
  average total assets                            7.63       6.79        7.15
Tier 1 capital/unweighted
  assets (leverage ratio) (a)                     7.22       6.72        7.10
Parent company long-term
  debt/equity                                    22.35      17.39       24.04
Dividend payout ratio                            37.62      26.80       34.07

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