Form 10-Q
period 1994-06-30
UNION PLANTERS CORP
filed 1994-08-12
CIK 100893

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period     to    .
                          ----  ----

Commission File No. 1-10160
                    -------

                           UNION PLANTERS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Tennessee                           62-0859007
      -----------------------       ------------------------------------
      (State of incorporation)      (I.R.S. Employer Identification No.)


     7130 Goodlett Farms Parkway, Memphis, Tennessee           38018
     ------------------------------------------------------------------
     (Address of principal executive offices)                (ZIP Code)


Registrant's telephone number, including area code: (901) 383-6000
                                                    --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X               No
                              ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                              Outstanding at July 31, 1994
 -------------------------                  ----------------------------
 Common stock $5 par value                          23,045,058

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 1994


                              INDEX
                                                                                                                        Page

              Part I.      Financial Information

Item 1.       Financial Statements (Unaudited)

              a)    Consolidated Balance Sheet - June 30, 1994,
                    June 30, 1993, and December 31, 1993                                                                   3

              b)    Consolidated Statement of Earnings -
                    Three and Six Months Ended June 30, 1994 and 1993                                                      4

              c)    Consolidated Statement of Changes in
                    Shareholders' Equity - Six Months Ended
                    June 30, 1994                                                                                          5

              d)    Consolidated Statement of Cash Flows -
                    Six Months Ended June 30, 1994 and 1993                                                                6

              e)    Notes to Unaudited Consolidated Financial
                    Statements                                                                                             7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                               17


              Part II.     Other Information


Item 1.       Legal Proceedings                                                                                           38

Item 2.       Changes in Securities                                                                                       38

Item 3.       Defaults Upon Senior Securities                                                                             38

Item 4.       Submission of Matters to a Vote of Security Holders                                                         38

Item 5.       Other Information                                                                                           38

Item 6.       Exhibits and Reports on Form 8-K                                                                            38

Signatures                                                                                                                40



                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                        JUNE 30,
                                                                               ---------------------------
                                                                                                                DECEMBER 31,
                                                                                   1994           1993             1993
                                                                               -----------     -----------     -------------
                                                                                          (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                                      $   283,892     $   245,154     $   225,626
  Interest-bearing deposits at financial institutions                               10,489          37,729          26,647
  Federal funds sold and securities purchased
    under agreements to resell                                                      24,993         118,224          53,149
  Trading account securities, at market                                            148,204         101,115         153,482
  Loans held for resale                                                              6,933          79,839          56,053
  Investment securities
    Available for sale (Amortized cost June 30, 1994: $2,354,149;
      Fair value June 30, 1993 and December 31, 1993: $535,341
        and $600,491, respectively)                                              2,331,859         505,485         595,090
    Held to maturity (Fair value: $562,653; $2,196,774,
     and $2,060,769, respectively)                                                 554,269       2,156,389       2,021,963
  Loans                                                                          3,349,133       2,810,373       2,951,885
    Less: Unearned income                                                          (18,308)        (17,495)        (16,670)
          Allowance for losses on loans                                            (85,640)        (81,017)        (80,442)
                                                                               -----------     -----------    ------------
            Net loans                                                            3,245,185       2,711,861       2,854,773

  Premises and equipment                                                           150,185         131,501         135,511
  Accrued interest receivable                                                       58,415          51,132          49,953
  Goodwill and other intangibles                                                    45,193          46,240          40,794
  Other assets                                                                     107,237         131,350         105,145
                                                                               -----------     -----------    ------------
            TOTAL ASSETS                                                       $ 6,966,854     $ 6,316,019    $  6,318,186
                                                                               -----------     -----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest-bearing                                                        $   819,741     $   723,088    $    750,093
    Certificates of deposit of $100,000 and over                                   348,293         339,838         334,173
    Other interest-bearing                                                       4,410,816       4,307,151       4,167,100
                                                                               -----------     -----------    ------------
            TOTAL DEPOSITS                                                       5,578,850       5,370,077       5,251,366

  Short-term borrowings                                                            506,516         208,710         244,995
  Federal Home Loan Bank advances                                                  167,140         119,969         157,954
  Long-term debt                                                                   117,049          77,090         117,276
  Accrued interest, expenses, and taxes                                             46,694          42,440          41,893
  Other liabilities                                                                 33,696          41,072          27,402
                                                                               -----------     -----------    ------------
            TOTAL LIABILITIES                                                    6,449,945       5,859,358       5,840,886
                                                                               -----------     -----------    ------------
  Commitments and contingent liabilities                                                 -               -               -
  Shareholders' equity
  Preferred stock
    Convertible                                                                     87,298          87,298          87,298
    Nonconvertible                                                                  17,250          17,250          17,250
  Common stock, $5 par value; 50,000,000 shares authorized;
    21,814,022 issued and outstanding (19,552,261 at
    June 30, 1993 and 19,656,924 at December 31, 1993)                             109,070          97,761          98,285
  Additional paid-in capital                                                        88,851          83,236          86,385
  Net unrealized loss - available for sale securities                              (13,633)              -               -
  Retained earnings                                                                228,073         171,116         188,082
                                                                               -----------     -----------    ------------
            TOTAL SHAREHOLDERS' EQUITY                                             516,909         456,661         477,300
                                                                               -----------     -----------    ------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 6,966,854     $ 6,316,019    $  6,318,186
                                                                               ===========     ===========    ============

The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                        -----------------------------     -----------------------------
                                                           1994              1993            1994              1993
                                                        -----------       -----------     -----------       -----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME
  Interest and fees on loans                            $    68,175       $    60,794     $   132,678       $   119,569
  Interest on investment securities
    Taxable                                                  30,381            30,618          57,612            61,480
    Tax-exempt                                                6,828             6,152          13,680            11,389
  Interest on deposits at financial institutions                 96               346             218             1,045
  Interest on federal funds sold and securities
    purchased under agreements to resell                        433             1,065           1,299             2,119
  Interest on trading account securities                      2,219             1,703           3,978             3,302
  Interest on loans held for resale                             248               636             829             1,155
                                                        -----------       -----------     -----------       -----------
      Total interest income                                 108,380           101,314         210,294           200,059
                                                        -----------       -----------     -----------       -----------
INTEREST EXPENSE
  Interest on deposits                                       37,632            37,736          74,595            75,092
  Interest on short-term borrowings                           3,931             1,582           5,815             3,362
  Interest on Federal Home Loan Bank advances
    and long-term debt                                        4,020             2,793           7,659             4,821
                                                        -----------       -----------     -----------       -----------
      Total interest expense                                 45,583            42,111          88,069            83,275
                                                        -----------       -----------     -----------       -----------
      NET INTEREST INCOME                                    62,797            59,203         122,225           116,784
Provision for losses on loans                                     -             4,667               -             7,490
                                                        -----------       -----------     -----------       -----------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOSSES ON LOANS                                      62,797            54,536         122,225           109,294
                                                        -----------       -----------     -----------       -----------
NONINTEREST INCOME
  Service charges on deposit accounts                         7,802             7,225          15,364            13,732
  Bank card income                                            1,915             1,808           3,944             3,581
  Mortgage servicing income                                   1,693             1,939           3,323             3,971
  Trust service income                                        1,452             1,477           3,007             2,980
  Profits and commissions from trading activities             1,352             2,170           2,841             3,803
  Investment securities gains                                     1             2,545             101             3,425
  Other income                                                5,112             6,496          10,735            11,954
                                                        -----------       -----------     -----------       -----------
      Total noninterest income                               19,327            23,660          39,315            43,446
                                                        -----------       -----------     -----------       -----------
NONINTEREST EXPENSE
  Salaries and employee benefits                             24,977            25,615          49,664            49,180
  Net occupancy expense                                       4,281             4,013           8,595             7,956
  Equipment expense                                           4,288             3,895           8,648             7,776
  Other expense                                              22,533            23,066          43,754            46,314
                                                        -----------       -----------     -----------       -----------
      Total noninterest expense                              56,079            56,589         110,661           111,226
                                                        -----------       -----------     -----------       -----------
      EARNINGS BEFORE INCOME TAXES AND
        ACCOUNTING CHANGES                                   26,045            21,607          50,879            41,514
Applicable income taxes                                       7,659             7,052          14,994            13,465
                                                        -----------       -----------     -----------       -----------
      EARNINGS BEFORE ACCOUNTING CHANGES                     18,386            14,555          35,885            28,049
Accounting changes, net                                           -                 -               -             5,001
                                                        -----------       -----------     -----------       -----------
      NET EARNINGS                                      $    18,386       $    14,555     $    35,885       $    33,050
                                                        ===========       ===========     ===========       ===========
EARNINGS PER COMMON SHARE
  Earnings before accounting changes
    Primary                                             $       .74       $       .63     $      1.44       $      1.23
    Fully diluted                                               .68               .59            1.33              1.16

  Net earnings
    Primary                                             $       .74       $       .63     $      1.44       $      1.49
    Fully diluted                                               .68               .59            1.33              1.37

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
  Primary                                                    21,947            19,716          21,905            19,458
  Fully diluted                                              26,430            23,838          26,387            23,426

The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1994
                                  (UNAUDITED)


                                                                                           NET
                                                                                       UNREALIZED
                                                                                         LOSS ON
                                                                                        AVAILABLE
                                                                        ADDITIONAL      FOR SALE
                                            PREFERRED      COMMON        PAID-IN       SECURITIES,       RETAINED
                                              STOCK        STOCK         CAPITAL      NET OF TAXES       EARNINGS        TOTAL
                                            ---------    ---------      ----------    ------------      ---------      ---------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1994                    $ 104,548    $  98,285      $  86,385     $       -         $ 188,082      $ 477,300
Net earnings                                        -            -              -             -            35,885         35,885
Cash dividends
  Common Stock, $.42 per share                      -            -              -             -            (8,876)        (8,876)
  Series B Preferred Stock, $4.00 per share         -            -              -             -              (176)          (176)
  Series C Preferred Stock, $1.30 per share         -            -              -             -              (895)          (895)
  Series D Preferred Stock, $ .97 per share         -            -              -             -              (247)          (247)
  Series E Preferred Stock, $1.00 per share         -            -              -             -            (3,108)        (3,108)
  Pooled institutions prior to pooling              -            -              -             -               (39)           (39)
Common shares issued under employee benefit
  plans and dividend reinvestment plan,
  net of shares repurchased                         -          624          3,905             -            (2,082)         2,447
Issuance of 2,032,196 shares of Common
  Stock for acquisitions (Note 2)                   -       10,161         (1,439)            -            19,541         28,263
Net unrealized loss on securities
  available for sale, net of taxes                  -            -              -       (13,633)                -        (13,633)
Other                                               -            -              -             -               (12)           (12)
                                            ---------    ---------      ---------     ---------         ---------      ---------
BALANCE, JUNE 30, 1994                      $ 104,548    $ 109,070      $  88,851     $ (13,633)        $ 228,073      $ 516,909
                                            =========    =========      =========     =========         =========      =========




The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                ---------------------------------
                                                                                                   1994                    1993
                                                                                                ---------               ---------
                                                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings                                                                                  $  35,885               $  33,050
  Reconciliation of net earnings to net cash provided by operating activities
    Cumulative effect of accounting changes                                                             -                  (5,001)
    Provision for losses on loans and other real estate                                                84                   9,024
    Depreciation and amortization                                                                   6,922                   6,174
    Amortization and write-off of intangibles                                                       3,350                   5,979
    Net amortization of investment securities                                                       2,995                   3,792
    Net realized gains on sale of investment securities                                              (101)                 (3,425)
    Deferred income taxes (benefit)                                                                   621                  (2,530)
    Decrease in assets
      Trading account securities and loans held for resale                                         54,398                  20,173
      Accrued interest receivable and other assets                                                  9,601                  10,777
    Increase (decrease) in accrued interest, expenses, taxes, and other liabilities                 2,022                 (25,984)
    Other, net                                                                                         98                     644
                                                                                                ---------               ---------
      Net cash provided by operating activities                                                   115,875                  52,673
                                                                                                ---------               ---------

INVESTING ACTIVITIES
  Net decrease in short-term investments                                                           18,977                  63,473
  Proceeds from sales and maturities of investment securities available for sale                  536,406                 446,423
  Purchases of investment securities available for sale                                          (603,684)               (246,938)
  Proceeds from maturities of investment securities                                                32,236                 455,055
  Purchases of investment securities                                                              (71,389)               (700,032)
  Net (increase) decrease in loans                                                               (116,616)                 75,429
  Net cash received from purchases of financial institutions                                       28,814                  72,121
  Purchases of premises and equipment, net                                                        (10,336)                (10,147)
                                                                                                ---------               ---------
      Net cash (used) provided by investing activities                                           (185,592)                155,384
                                                                                                ---------               ---------
FINANCING ACTIVITIES
  Net decrease in deposits                                                                       (154,988)               (191,622)
  Net increase (decrease) in short-term borrowings                                                260,848                 (99,890)
  Proceeds from long-term debt                                                                     16,097                 117,714
  Repayment of long-term debt                                                                     (11,196)                 (4,553)
  Proceeds from issuance of common stock, net                                                       5,510                  16,125
  Purchase and retirement of common stock, net                                                     (3,063)                   (151)
  Cash dividends paid                                                                             (13,341)                 (9,936)
                                                                                                ---------               ---------
      Net cash provided (used) by financing activities                                             99,867                (172,313)
                                                                                                ---------               ---------
Net increase in cash and cash equivalents                                                          30,150                  35,744
Cash and cash equivalents at the beginning of the period                                          278,735                 327,634
                                                                                                ---------               ---------
Cash and cash equivalents at the end of the period                                              $ 308,885               $ 363,378
                                                                                                =========               =========

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest                                                                                    $  86,802               $  81,495
    Taxes                                                                                          10,166                  12,272

  Other real estate transferred from loans                                                      $   1,652               $   5,379


The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  PRINCIPLES OF ACCOUNTING

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. June 30, 1993 interim financial statements and financial information have been restated for 1993 acquisitions subsequent to June 30 accounted for as poolings of interests. Additionally, 1994 first quarter financial statements and financial information have been restated for second quarter 1994 acquisitions accounted for as poolings of interests.

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


NOTE 2.  MERGERS AND ACQUISITIONS

POOLINGS OF INTERESTS

     During the first six months of 1994, the Corporation completed three acquisitions and in 1993 completed four acquisitions which were accounted for using the pooling of interests method of accounting. The table below summarizes these acquisitions.

1993 ACQUISITIONS
- - -----------------
                                                                              TOTAL ASSETS AT         TOTAL EQUITY AT
                                               DATE             SHARES           JANUARY 1,              JANUARY 1,
      INSTITUTION                            ACQUIRED           ISSUED              1993                    1993
- - ----------------------------                ----------         --------       ---------------         ---------------
                                                                                       (DOLLARS IN MILLIONS)
Garrett Bancshares, Inc. (GBI)                5/31/93            613,088           $173.7                 $ 4.8
Hogue Holding Company, Inc. (HHC)              9/1/93            219,274             38.5                   4.4
Central State Bancorp, Inc. (CSB)              9/1/93            630,355            107.8                  10.7
First Financial Services, Inc. (FFS)          10/1/93            447,906             86.0                   8.4
                                                               ---------           ------                 -----
                                                               1,910,623           $406.0                 $28.3
                                                               ---------           ------                 -----

1994 ACQUISITIONS
- - -----------------

                                                                              TOTAL ASSETS AT         TOTAL EQUITY AT
                                               DATE             SHARES           JANUARY 1,              JANUARY 1,
      INSTITUTION                            ACQUIRED           ISSUED             1994                     1994
- - -----------------------------               ----------         --------       ---------------         ----------------
                                                                                     (DOLLARS IN MILLIONS)
Mid-South Bancorp, Inc. (MSB)                  1/1/94            839,542           $184.7                 $11.9
First National Bancorp of
  Shelbyville, Inc. (FNBS)                     3/1/94            974,886            170.0                  12.2
Clin-Ark Bancshares, Inc. (CBI)                4/1/94            217,768             50.3                   4.2
                                                               ---------           ------                 -----
                                                               2,032,196           $405.0                 $28.3
                                                               ---------           ------                 -----


     The consolidated financial statements for 1993 and 1994 include the results of the institutions acquired in 1993. The results of institutions acquired in 1994 are included in the consolidated financial statements for 1994; however, prior year amounts have not been restated due to immateriality. Eliminations have been made for material intercompany transactions with the pooled companies. The 1994 acquisitions contributed approximately $1,550,000, $232,000, and $402,000 to 1994 net interest income, noninterest income, and net earnings, respectively, of the Corporation through their respective dates of acquisition.

PURCHASE ACQUISITIONS

     The Corporation acquired eight institutions in 1993 and three in the first six months of 1994 which were accounted for using the purchase method of accounting. The table below summarizes these acquisitions:

                                                                                                              TOTAL ASSETS
                                        DATE                                PURCHASE        RESULTING          AT DATE OF
       INSTITUTION                    ACQUIRED       CONSIDERATION            PRICE        INTANGIBLES        ACQUISITION
- - ------------------------              --------      ---------------         --------       -----------        ------------
                                                                                       (DOLLARS IN MILLIONS)

Bank of East Tennessee (BOET) (a)       1/1/93      648,786 Shares of        $25.3          $  7.0               $ 231
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

First Federal Savings Bank             2/26/93      625,000 Shares of           NM (b)           -                 187
  (Maryville) (b)                                   Common Stock
                                                    (Conversion/
                                                    Acquisition)

First State Bancshares, Inc.           3/12/93      Cash and Common            3.9              .4                  34
  (FSB) (c)                                         Stock (90,162 Shares)

First Cumberland Bank (FCB) (d)        3/15/93      Cash                        .2               -                  20

Farmers Union Bank                      4/1/93      Cash                       9.5             4.2                  78
  (Farmers Union)

Erin Bank & Trust Company               6/1/93      259,736 Shares of          8.3             2.1                  43
  (Erin)                                            Series E Preferred
                                                    Stock

Anderson County Bank (ACB)              3/1/94      Cash                       2.6 (e)          .7                  22

Assumption of liabilities and          4/19/94      Cash                        .4              .4                  15
  purchase of assets from the
  RTC (f)

Tennessee Bancorp, Inc. (TBI) (d) (g)   5/1/94      Cash                      13.5             5.4                  92
                                                                                            ------               -----
     Total                                                                                  $ 23.2               $ 983
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

(c)  FSB is the parent company of First State Bank of Fayette County
     (Somerville).

(d)  Assets and liabilities at date of acquisition were transferred to UPNB.

(e)  Subject to adjustment.

(f) Two subsidiaries of the Corporation assumed approximately $14 million of deposits (including accrued interest) and acquired assets (primarily loans) from the Resolution Trust Corporation and simultaneously sold certain loans to a third party.

(g) TBI is the parent company of Tennessee National Bank in Columbia, Tennessee.

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

     The following unaudited pro forma information summarizes the pro forma impact of the purchase acquisitions completed during the first six months of 1994 and the pro forma impact of the purchase acquisitions completed in 1993 assuming consummation of all such transactions on January 1, 1993. The unaudited pro forma results are not necessarily representative of the actual results that would have occurred or which may occur in the future.


                                                                UNAUDITED PRO FORMA
                                                           ---------------------------
                                                                 SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           ---------------------------
                                                               1994              1993
                                                            ---------          --------
                                                              (DOLLARS IN THOUSANDS,
                                                             EXCEPT PER SHARE AMOUNTS)
Net interest income                                        $ 123,326          $ 121,357
Provision for losses on loans                                    163            (10,374)
Noninterest income                                            39,382             44,058
Noninterest expense                                         (112,130)          (115,290)
                                                           ---------          ---------
Earnings before income taxes
  and accounting changes                                      50,741             39,751
Applicable income taxes                                       15,058             13,849
                                                           ---------          ---------
Earnings before accounting changes                            35,683             25,902
  Accounting changes, net of taxes                                 -              5,001
                                                           ---------          ---------
Net earnings                                               $  35,683          $  30,903
                                                           =========          =========
Earnings per common share
  Earnings before accounting changes
    Primary                                                $    1.43          $    1.07
    Fully diluted                                               1.32               1.03
  Net earnings
    Primary                                                     1.43               1.32
    Fully diluted                                               1.32               1.24


     The following details the net cash received from purchases of financial institutions:

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                          ------------------------------
                                                              1994               1993
                                                          ----------         -----------
                                                               (DOLLARS IN THOUSANDS)
Fair value of assets acquired                             $  541,048         $ 1,245,602
Liabilities assumed                                         (496,394)         (1,148,122)
Issuance of Common Stock                                     (28,264)            (30,618)
Issuance of Preferred Stock                                        -             (30,127)
Less previous investment                                           -              (3,387)
                                                          ----------          ----------
Cash paid for purchase of other
  financial institutions                                      16,390              33,348
Cash and cash equivalents acquired                           (45,204)           (105,469)
                                                          ----------          ----------
  Net cash received from purchases
   of financial institutions                              $  (28,814)        $   (72,121)
                                                          ==========         ===========

PENDING ACQUISITIONS

     The Corporation has signed definitive agreements pursuant to which it would acquire the institutions listed below and, subject to receipt of various approvals and satisfaction of certain contractual conditions precedent, all are expected to be consummated in 1994. The number of shares of Common Stock to be issued in connection with these acquisitions is subject to change depending on the market price of the Corporation's Common Stock during the stipulated pricing periods. The shares below are based on an assumed current market price of $25.25.

                                                                                  ANTICIPATED               APPROXIMATE
                                                                                   METHOD OF                   TOTAL
        INSTITUTION                           CONSIDERATION                       ACCOUNTING                  ASSETS
- - ----------------------------                 ----------------                   ---------------             -----------
                                                                                                            (IN MILLIONS)
Liberty Bancshares, Inc., Parent Company     Approximately 1,223,353              Pooling of Interests         $  170
  of Liberty Federal Savings Bank in         shares of Common Stock
  Paris, TN (LBI)  (a)

Earle Bankshares, Inc., Parent Company of    Approximately 320,000                Pooling of Interests             40
  First Southern Bank in Earle,              shares of Common Stock
  AR (EBI)  (b)

BNF BANCORP, Inc. (formerly BANKFIRST        Approximately 2,054,000              Pooling of Interests            262
  Corporation), Parent Company of            shares of Common Stock
  BANKFIRST, a federal savings bank in
  Decatur, AL (BNF) (c)

Grenada Sunburst System Corporation,         Approximately 13,486,000             Pooling of Interests          2,463
  Parent Company of Sunburst Bank,           shares of Common Stock
  Mississippi, in Grenada, MS; and
  Sunburst Bank, in
  Baton Rouge, LA (GSSC)

Mid South Bancshares, Inc., Parent           Approximately 523,000                Pooling of Interests            128
  Company of Security Bank in                shares of Common Stock
  Paragould, AR, and Farmers
  and Merchants Bank in
  Reyno, AR (MSB-ARK)

Commercial Bancorp, Inc., Parent             Approximately 185,000                Pooling of Interests             29
  Company of The Commercial Bank,            shares of Common Stock                                            ------
  Obion, TN (Obion)

       Total                                                                                                   $3,092
                                                                                                               ======

(a)  Acquisition consummated July 1, 1994.
(b)  Acquisition consummated August 1, 1994.
(c)  Acquisition expected to be consummated September 1, 1994.

NOTE 3.  LOANS

Loans are summarized by type as follows:

                                                                    JUNE 30,           DECEMBER 31,
                                                                      1994                 1993
                                                                  -----------         -------------
                                                                      (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural                           $   675,118          $    664,362
Real estate - construction                                            103,123                82,971
Real estate - mortgage
     Secured by 1-4 family                                          1,264,073             1,022,263
     Other mortgage loans                                             590,436               517,886
Consumer
     Credit cards and other related plans                             100,700                99,103
     Home equity                                                       91,119                86,356
     Other consumer                                                   486,833               450,780
Foreign
     Government                                                         1,750                 2,250
Direct lease financing, net                                            35,981                25,914
                                                                  -----------          ------------

          Total Loans                                             $ 3,349,133          $  2,951,885
                                                                  ===========          ============


Nonperforming loans and loans 90 days or more past due are summarized as follows:

                                                                     JUNE 30,           DECEMBER 31,
                                                                      1994                  1993
                                                                  -----------           -----------
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                  $    16,788           $    14,646
Restructured loans                                                      1,425                 7,525
                                                                  -----------           -----------
          Total nonperforming loans                               $    18,213           $    22,171
                                                                  -----------           -----------
Loans 90 days or more past due and not
  on nonaccrual status                                            $     3,784           $     4,771
                                                                  ===========           ===========

NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

The changes in the allowance for losses on loans for the six months ended June 30, 1994, are summarized as follows (Dollars in thousands):

Balance, January 1, 1994                                          $    80,442
Provision charged to expense                                                -
Allowances of banks acquired                                            6,556
Recoveries                                                              5,141
Amounts charged off                                                    (6,499)
                                                                  -----------
Balance, June 30, 1994                                            $    85,640
                                                                  ===========

NOTE 5.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized as follows:


                                                                              JUNE 30, 1994
                                                       ----------------------------------------------------------
                                                                                UNREALIZED
                                                       AMORTIZED         -----------------------          FAIR
                                                         COST              GAINS         LOSSES           VALUE
                                                       ----------        --------       --------       ----------
                                                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government obligations
 U.S. Treasury securities                              $ 1,044,139       $  1,407       $ 11,061       $ 1,034,485
 Securities of U.S. Government agencies
  Collateralized mortgage obligations                      321,464            185          6,217           315,432
  Mortgage-backed securities                               747,234          3,145          7,768           742,611
  Other                                                    162,755            566          1,410           161,911
Other stocks and securities                                 78,557             79          1,216            77,420
                                                       -----------       --------       --------       -----------
    Total investment securities
      available for sale                               $ 2,354,149       $  5,382       $ 27,672       $ 2,331,859
                                                       ===========       ========       ========       ===========

HELD TO MATURITY
U.S. Government obligations
 U.S. Treasury securities                              $    91,852       $    237       $  1,408       $    90,681
 Securities of U.S. Government agencies
  Collateralized mortgage obligations                       16,869            164            189            16,844
  Other                                                        297              -              -               297
                                                       -----------       --------       --------       -----------
    Total U.S. Government obligations                      109,018            401          1,597           107,822

Obligations of states and political
 subdivisions                                              445,236         14,017          4,437           454,816
                                                       -----------       --------       --------       -----------
Total other securities                                          15              -              -                15
                                                       -----------       --------       --------       -----------
    Total investment securities
      held to maturity                                 $   554,269       $ 14,418       $  6,034       $   562,653
                                                       ===========       ========       ========       ===========


                                                                             DECEMBER 31, 1993
                                                       -----------------------------------------------------------
                                                                                UNREALIZED
                                                       AMORTIZED         -----------------------          FAIR
                                                         COST              GAINS         LOSSES           VALUE
                                                       ---------         --------       --------       -----------
                                                                          (DOLLARS IN THOUSANDS)
HELD FOR SALE
U.S. Government obligations
 U.S. Treasury securities                              $   110,739       $    514       $     3        $   111,250
 Securities of U.S. Government agencies
  Collateralized mortgage obligations                      141,853            694           105            142,442
  Mortgage-backed securities                               233,961          3,516            74            237,403
  Other                                                     91,058            823             8             91,873
Other stocks and securities                                 17,479             88            44             17,523
                                                       -----------       --------       -------        -----------
    Total investment securities
     held for sale                                     $   595,090       $  5,635       $   234        $   600,491
                                                       ===========       ========       =======        ===========
HELD FOR INVESTMENT

U.S. Government obligations
 U.S. Treasury securities                              $   693,612       $  7,222       $   244        $   700,590
 Securities of U.S. Government agencies
  Collateralized mortgage obligations                      341,645            767           992            341,420
  Mortgage-backed securities                               356,140          4,188           152            360,176
  Other                                                    121,691          1,732            37            123,386
                                                       -----------       --------       -------        -----------
     Total U.S. Government obligations                   1,513,088         13,909         1,425          1,525,572
                                                       -----------       --------       -------        -----------
Obligations of states and political
 subdivisions                                              441,509         27,064           845            467,728
                                                       -----------       --------       -------        -----------
Other securities
 Federal Reserve Bank/Federal Home
  Loan Bank stock                                           25,134              -             -             25,134
 Bonds, notes, and debentures                                1,896             10             -              1,906
 Collateralized mortgage obligations                        39,036            177           114             39,099
 Other                                                       1,300             30             -              1,330
                                                        ----------       --------       -------        -----------
    Total other securities                                  67,366            217           114             67,469
                                                       -----------       --------       -------        -----------
    Total investment securities
     held for investment                               $ 2,021,963       $ 41,190       $ 2,384        $ 2,060,769
                                                       ===========       ========       =======        ===========

     For the six-month periods ended June 30, 1994 and 1993, the Corporation had gross realized gains on investment securities available for sale of $413,000 and $2,311,000, respectively, and gross realized losses of $373,000 and $16,000, respectively. For investment securities held to maturity, gross realized gains for the six months ended June 30, 1994 and 1993 were $63,000 and $1,206,000, respectively, and gross realized losses of $2,000 and $77,000, respectively. In the first six months of 1994, the gross realized gains and losses for held to maturity securities resulted from "calls" of securities prior to scheduled maturity.

     Investment securities having a carrying value of approximately $872 million and $591 million at June 30, 1994 and December 31, 1993, respectively, were pledged to secure public and trust funds on deposit and securities sold under agreements to repurchase.

     As of January 1, 1994 and in connection with the adoption of SFAS No. 115, $1.6 billion of held to maturity securities and $595,000 held for sale securities were transferred to the available for sale category of securities. Additionally, approximately $80 million of held to maturity securities related to 1994 acquisitions were transferred to the available for sale securities portfolio.

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,               JUNE 30,
                                             ------------------      -----------------
                                              1994        1993        1994      1993
                                             -------     ------      -------   -------
                                                        (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  VSIBG partnership earnings                 $   581     $ 1,033     $ 1,287     $ 1,913
  Credit life insurance commissions              732         698       1,436       1,305
  Brokerage fee income                           334         401         710         801
  Computer service income                         11         122          46         272
  Sale of servicing                              370         279         588         317
  Gain on troubled debt restructuring              -         901           -         901
  Other                                        3,084       3,062       6,668       6,445
                                             -------     -------     -------     -------
     TOTAL OTHER NONINTEREST INCOME          $ 5,112     $ 6,496     $10,735     $11,954
                                             =======     =======     =======     =======
OTHER NONINTEREST EXPENSE
  Amortization of mortgage
    servicing rights                         $   453     $   673     $   850     $ 1,842
  FDIC assessments                             3,210       3,124       6,383       6,202
  Amortization of goodwill and
    other intangibles                          1,339       1,481       2,591       4,140
  Legal fees                                     724         934       1,161       1,869
  Other contracted services                    1,503       1,588       3,052       3,180
  Advertising and promotion                    2,076       1,415       3,285       2,608
  Brokerage and clearing fees                    700         885       1,458       1,772
  Postage and carrier                          1,486       1,259       2,940       2,558
  Stationery and supplies                      1,526       1,313       2,921       2,498
  Merchant credit card charges                   893       1,064       1,986       2,081
  Communications                               1,007       1,062       2,010       2,126
  Other real estate expense                      142         812         243       1,826
  Other personnel services                       682         528       1,302       1,098
  Federal Reserve fees                           465         444         892         867
  Dues, subscriptions, and
    contributions                                560         552       1,071       1,169
  Travel                                         438         507         848         891
  Miscellaneous charge-offs                      408         253         690         439
  Insurance                                      275         371         622         750
  Servicing foreclosure expense                  105         210         210         420
  Consultant fees                                243         355         416         625
  Taxes other than income taxes                  402         411         896         814
  Acquisition-related expenses                     -       1,793           -       1,793
  Other                                        3,896       2,032       7,927       4,746
                                             -------     -------     -------     -------
     TOTAL OTHER NONINTEREST EXPENSE         $22,533     $23,066     $43,754     $46,314
                                             =======     =======     =======     =======


NOTE 7.  INCOME TAXES

     Applicable income taxes for the six months ended June 30, 1994, were $15.0 million, resulting in an effective tax rate of 29.5%. Applicable income taxes for the same period in 1993 were $13.5 million, resulting in an effective tax rate of 32.4%. The tax expense applicable to investment securities gains for the six months ended June 30, 1994 and 1993 was $39,000 and $1,300,000, respectively.

     At June 30, 1994, the Corporation had a net deferred tax asset of $50.8 million recorded in other assets compared to $35.6 million at June 30, 1993, and $39.6 million at December 31, 1993.

     Effective January 1, 1994, the Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Reference is made to Note 1 of the Corporation's 1993 Annual Report to Shareholders for further discussion. The impact of SFAS No. 115 at June 30, 1994 was to increase the cumulative net deferred tax asset by $8.7 million.


NOTE 8.  FEDERAL HOME LOAN BANK (FHLB) ADVANCES

     The Corporation's subsidiaries have obtained various advances from the Federal Home Loan Bank (FHLB) totaling $167.1 million at June 30, 1994, under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements entitle the Corporation's subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Interest rates on the advances vary from fixed rate advances to variable rate advances. The majority of the advances at June 30, 1994, had variable rates tied to the three-month LIBOR rate. Maturity dates for the advances range from 1994 to 2014. Collateral (mortgage loans) under the Agreements must be 150% of the advances outstanding, $167.1 million at June 30, 1994.


NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

     An analysis of the Corporation's Preferred Stock follows:

                                                           JUNE 30,          DECEMBER 31,
                                                            1994                 1993
                                                          --------          -------------
                                                                (DOLLARS IN THOUSANDS)
Preferred stock without par value,
 10,000,000 shares authorized
  CONVERTIBLE
  Series A Preferred Stock,
   250,000 shares authorized, none issued                  $      -         $      -
  Series B, $8 Nonredeemable, Cumulative,
   Convertible Preferred Stock (stated at
   liquidation value of $100),
   44,000 shares issued and outstanding                       4,400            4,400
  Series D, 9.5% Redeemable,
   Cumulative, Convertible Preferred Stock
   (stated at liquidation value of $20.50),
   253,655 shares issued and outstanding                      5,200            5,200
  Series E, 8% Cumulative, Convertible,
   Preferred Stock (stated at liquidation value
   of $25), 3,107,922 shares issued and outstanding          77,698           77,698
                                                           --------         --------
          Total convertible preferred stock                  87,298           87,298
  NONCONVERTIBLE
  Series C, 10 3/8%, Increasing Rate,
   Redeemable, Cumulative Preferred Stock
   (stated at liquidation value of $25),
   690,000 shares issued and outstanding                     17,250           17,250
                                                           --------         --------
          Total nonconvertible preferred stock               17,250           17,250
                                                           --------         --------
          Total preferred stock                            $104,548         $104,548
                                                           ========         ========


NOTE 10.  CONTINGENT LIABILITIES

LEGAL PROCEEDINGS

     Management is of the opinion that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the second quarter of 1994 in any pending or threatened legal proceedings which would alter such opinion.

     The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, in Note 19 to the Corporation's consolidated financial statements on page 33 of the 1993 Annual Report to Shareholders and in Note 10 to the Corporation's quarterly report on Form 10-Q dated March 31, 1994(10-Q). Note 10 to the 10-Q describes certain pending litigation in the U. S. District Court for the Western District of Tennessee against UPNB and eight other banks alleging violations of the Sherman Act. During the second quarter of 1994, the plaintiffs' motion for reconsideration of the court's granting of the defendants' motion for summary judgment on the Sherman Act claim was denied, and plaintiffs appealed to the United States Court of Appeals for the 6th Circuit.

     Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides a narrative discussion and analysis of significant changes in results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1993 Annual Report, the Corporation's Quarterly Report on Form 10-Q dated March 31, 1994, and the interim unaudited financial statements and notes for the three months ended June 30, 1994, included in Part I herein, and the other supplemental financial data included in this discussion.

     The following table presents selected financial highlights for the three and six months ended June 30, 1994 and 1993.



                                                                                                           PERCENTAGE
                                                          THREE MONTHS ENDED       SIX MONTHS ENDED          CHANGE
                                                               JUNE 30,                JUNE 30,          --------------
                                                         -------------------     -------------------     THREE    SIX
                                                          1994        1993        1994        1993       MONTHS  MONTHS
                                                         -------     -------     -------     -------     ------  ------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Earnings before accounting changes                       $18,386     $14,555     $35,885     $28,049       26%     28%
Net earnings                                              18,386      14,555      35,885      33,050       26       9
Earnings before accounting changes:
  Primary earnings per common share                          .74         .63        1.44        1.23       17      17
  Fully diluted earnings per common share                    .68         .59        1.33        1.16       15      15
  Return on average assets                                  1.06         .92        1.06         .91       15      16
  Return on average common equity                          15.51       14.46       15.40       14.53        7       6
Net earnings
  Primary earnings per common share                          .74         .63        1.44        1.49       17      (3)
  Fully diluted earnings per common share                    .68         .59        1.33        1.37       15      (3)
  Return on average assets                                  1.06         .92        1.06        1.08       15      (2)
  Return on average common equity                          15.51       14.46       15.40       17.56        7     (12)
Dividends per common share                                   .21         .18         .42         .36       17      17
Net interest margin (FTE)                                   4.17        4.32        4.15        4.37       (3)     (5)
Interest rate spread (FTE)                                  3.73        3.92        3.73        3.97       (5)     (6)
Book value per common share                                                        18.90       18.01                5
Book value assuming conversion of
  convertible preferred stock                                                      19.00       18.29                4





Net interest margin - Net interest income as a percentage of average earning assets

Interest rate spread - Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

FTE - Fully tax-equivalent basis

ACQUISITIONS

     During the first six months of 1994 the Corporation consummated six acquisitions. Additionally, two acquisitions have been consummated subsequent to June 30, 1994. The following table presents at June 30, 1994, the balances at the respective dates of acquisition for the institutions acquired through June 30, 1994. Reference is made to Note 2 to the interim financial statements and the Corporation's Current Reports on Form 8-K dated January 10, 1994, February 8, 1994, April 14, 1994, April 15, 1994, May 18, 1994, and May 19,
1994, for additional information regarding the pending and completed acquisitions.


                           UNION PLANTERS CORPORATION
                            CONSUMMATED ACQUISITIONS
              BALANCES RECORDED AT RESPECTIVE DATES OF ACQUISITION
                                 JUNE 30, 1994
                             (DOLLARS IN THOUSANDS)


                                                                                                                       TOTAL IMPACT
                                        MSB  (A)       FNBS  (A)       CBI  (A)        TBI             OTHER  (B)         ON UPC
                                       --------        --------        -------       --------          ---------        ------------
ASSETS
 Interest-bearing deposits at
  financial institutions             $       -       $   1,179       $       -       $   1,600       $       -         $   2,779
   Loans, net of unearned income       114,234          66,753          34,143          50,631          16,243           282,004
 Allowance for losses on loans          (2,123)         (2,834)           (434)           (787)           (378)           (6,556)
                                     ---------       ---------       ---------       ---------       ---------         ---------
  Net loans                            112,111          63,919          33,709          49,844          15,865           275,448
 Investment securities                  47,572          92,317          13,255          34,027             755           187,926
 Intangible assets                         479               -               -           5,464           1,039             6,982
 Cash and cash equivalents              16,847           5,490           1,629           2,584          18,654            45,204
 Other real estate owned, net              510              66               -               -               -               576
 Premises and equipment                  4,185           2,250           1,050           3,484             194            11,163
 Other assets                            2,979           4,857             619           1,865             649            10,969
                                     ---------       ---------        --------       ---------       ---------         ---------
  Total assets                       $ 184,683       $ 170,078       $  50,262       $  98,868       $  37,156         $ 541,047
                                     =========       =========       =========       =========       =========         =========
LIABILITIES
 Deposits                            $ 166,082       $ 153,918       $  45,766       $  82,993       $  33,713         $ 482,472
 Other interest-bearing
  liabilities                            4,670               -              62               -               -             4,732
 Other liabilities                       2,076           3,926             260           2,415             513             9,190
                                     ---------       ---------       ---------       ---------       ---------         ---------
  Total liabilities                  $ 172,828       $ 157,844       $  46,088       $  85,408       $  34,226         $ 496,394
                                     =========       =========       =========       =========       =========         =========
Purchase price/capital
 contribution/equity at
 respective dates of
 acquisition for poolings            $  11,855       $  12,234       $   4,174       $  13,460       $   2,930         $  44,653
                                     =========       =========       =========       =========       =========         =========


(a) Amounts are as of January 1, 1994, for MSB, FNBS, and CBI which were accounted for as poolings of interests.

(b) Includes ACB and the acquisition, from the Resolution Trust Corporation of certain assets and assumption of certain liabilities of a failed institution.

PENDING ACQUISITIONS

     The Corporation is continuing its efforts to acquire other financial institutions in selected markets. Reference is made to Note 2 to the interim financial statements for information regarding pending acquisitions. Negotiations with other institutions are ongoing.

GRENADA SUNBURST SYSTEM CORPORATION PENDING ACQUISITION

     On July 1, 1994, the Corporation entered into a definitive agreement to acquire Grenada Sunburst System Corporation (GSSC) in a tax-free exchange of shares of the Corporation's Common Stock in a transaction to be accounted for as a pooling of interests. Based on the current market price ($25.25 per share at August 5, 1994), the Corporation would issue approximately 13.5 million shares of the Corporation's Common Stock, subject to change based on the market price of the Corporation's Common Stock during a stipulated pricing period.

     GSSC is a multi-bank holding company headquartered in Grenada, Mississippi. It is the third largest financial institution headquartered in Mississippi. GSSC has total assets of approximately $2.5 billion. The two major subsidiaries of GSSC are Sunburst Bank, Mississippi, and Sunburst Bank, Louisiana, with total assets of $2.0 billion and $500 million, respectively. GSSC operates in 124 locations in 59 counties in Mississippi and Louisiana. The acquisition is expected to be completed by year end 1994, subject to receiving approval by both companies' shareholders and regulatory agencies and the satisfaction of other closing conditions.

     GSSC represents a significant acquisition and in management's opinion will enhance market share and add to the value of the Corporation's banking franchise. Reference is made to the Corporation's Current Reports on Form 8-K dated May 19, 1994, as amended, July 1, 1994, and July 26, 1994 for pro forma financial information, financial statements of GSSC, and the definitive agreement.

REORGANIZATION OF UNION PLANTERS NATIONAL BANK (UPNB)

     Incidental to a corporate division of UPNB, as of July 1,1994, the Corporation formed four new bank subsidiaries, Union Planters Bank of East Tennessee, National Association; Union Planters Bank of Middle Tennessee, National Association; Union Planters Bank of Chattanooga, National Association; and Union Planters Bank of Jackson, National Association (collectively the Regional Banks). The Corporation injected equity of $101.7 million in the Regional Banks with a majority of the funds ($98 million) having been provided by a dividend from UPNB. Each of the Regional Banks acquired from UPNB at book value substantially all of the assets and assumed all of the liabilities of the UPNB branches located in its region. The establishment of these branches into separate banks will permit a local management team and board of directors to focus on the needs and opportunities within the local market, and is consistent with the Corporation's community bank philosophy. UPNB will continue to operate branches in the Memphis, Tennessee area. The separation of the branches held by UPNB had no material impact on the consolidated financial condition of the Corporation.

OPERATING RESULTS - THREE AND SIX MONTHS ENDED JUNE 30, 1994

     The following tables present the contributions to fully diluted earnings per common share and a summary of the second quarter and year-to-date results by major operating units of the Corporation. A discussion of the operating results follows these tables.


                           UNION PLANTERS CORPORATION
            CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE

                                             SIX MONTHS ENDED
                                                  JUNE 30                EPS
                                            ------------------         INCREASE
                                             1994        1993         (DECREASE)
                                            ------      ------        ----------
Net interest income-FTE                     $ 4.91      $ 5.24         $ (.33)
Provision for losses on loans                    -        (.32)           .32
                                            ------      ------         ------
Net interest income after provision
  for losses on loans-FTE                     4.91        4.92           (.01)
                                            ------      ------         ------
Noninterest income
  Service charges on deposits                  .58         .59           (.01)
  Bank card income                             .15         .15              -
  Mortgage servicing income                    .13         .17           (.04)
  Trust service income                         .11         .13           (.02)
  Profits and commissions from
    trading activities                         .11         .16           (.05)
  Investment securities gains                    -         .15           (.15)
  Other income                                 .41         .51           (.10)
                                            ------      ------         ------
     Total noninterest income                 1.49        1.86           (.37)
                                            ------      ------         ------
Noninterest expense
  Salaries and benefits                       1.88        2.10            .22
  Net occupancy expense                        .32         .34            .02
  Equipment expense                            .33         .33              -
  Other expense                               1.66        1.98            .32
                                            ------      ------         ------
     Total noninterest expense                4.19        4.75            .56
                                            ------      ------         ------
  Earnings before income taxes and
    accounting changes-FTE                    2.21        2.03            .18
Applicable income taxes-FTE                    .85         .83           (.02)
                                            ------      ------         ------
  Earnings before accounting changes          1.36        1.20            .16
Accounting changes                               -         .21           (.21)
                                            ------      ------         ------
     Net earnings                             1.36        1.41           (.05)
Less preferred stock dividends                 .03         .04            .01
                                            ------      ------         ------
     Fully diluted earnings per share       $ 1.33      $ 1.37         $ (.04)
                                            ======      ======         ======
Change in net earnings applicable
  to common shares using previous
  year average shares outstanding                                      $  .10
Change in average shares outstanding                                     (.14)
                                                                       ======
  Change in net earnings                                               $ (.04)
                                                                       ======

FTE - Fully taxable-equivalent basis

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      SUMMARY OF CONSOLIDATED RESULTS (A)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                                  ---------------------            ---------------------
                                                                    1994         1993                1994         1993
                                                                  --------     --------            --------     --------
                                                                                    (DOLLARS IN THOUSANDS)
Commercial Banking
  Union Planters National Bank
    Net interest income                                           $ 31,068     $ 30,449            $ 60,134     $ 60,080
    Provision for losses on loans                                    1,003       (1,967)              1,354       (3,409)
    Noninterest income                                              12,027       13,067              24,607       25,163
    Noninterest expense                                            (30,090)     (29,469)            (59,172)     (58,446)
                                                                  --------     --------            --------     --------
      Operating earnings                                            14,008       12,080              26,923       23,388
    Investment securities gains                                         55        1,623                  51        2,243
    Gain on sale of collateral related to a
      troubled debt restructuring                                        -          901                   -          901
    Write-off of intangibles                                             -            -                   -          (28)
    Accelerated amortization of mortgage servicing rights                -            -                   -         (500)
    Accelerated amortization of intangibles                              -         (301)                  -         (602)
                                                                  --------     --------            --------     --------
      Earnings before taxes                                         14,063       14,303              26,974       25,402
                                                                  --------     --------            --------     --------
  Community Bank Subsidiaries:
    Net interest income                                             32,951       30,423              64,551       59,922
    Provision for losses on loans                                   (1,003)      (2,700)             (1,354)      (4,081)
    Noninterest income                                               6,368        5,808              12,609       11,447
    Noninterest expense                                            (25,024)     (23,344)            (50,105)     (45,649)
                                                                  --------     --------            --------     --------
      Operating earnings                                            13,292       10,187              25,701       21,639
    Investment securities gains                                        (54)         922                 121        1,182
    Accelerated amortization of intangibles                              -          (44)                  -          (99)
    Write-off of intangibles                                             -            -                   -       (1,181)
    Expenses related to acquisitions                                     -       (1,793)                  -       (1,793)
                                                                  --------     --------            --------     --------
      Earnings before taxes                                         13,238        9,272              25,822       19,748
                                                                  --------     --------            --------     --------
Parent Company and Broker/Dealer
  Net interest income (expense)                                     (1,222)      (1,669)             (2,460)      (3,218)
  Noninterest income, excluding dividends
    from subsidiaries  (b)                                             970        1,363               2,084        2,558
  Noninterest expense  (c)                                          (1,004)      (1,662)             (1,470)      (2,976)
                                                                  --------     --------            --------     --------
       Operating loss                                               (1,256)      (1,968)             (1,846)      (3,636)
    Investment securities gains (losses)                                 -            -                 (71)           -
                                                                  --------     --------            --------     --------
      Loss before taxes                                             (1,256)      (1,968)             (1,917)      (3,636)
                                                                  --------     --------            --------     --------
      Earnings before income taxes and accounting changes           26,045       21,607              50,879       41,514

  Applicable income taxes                                           (7,659)      (7,052)            (14,994)     (13,465)
                                                                  --------     --------            --------     --------
     Earnings before accounting changes                                                              35,885       28,049
  Accounting changes, net of taxes
     Income taxes                                                        -            -                   -       10,926
     Postretirement/postemployment benefits                              -            -                   -       (5,925)
                                                                  --------     --------            --------     --------
      Net earnings                                                $ 18,386     $ 14,555            $ 35,885     $ 33,050
                                                                  ========     ========            ========     ========



(a) Individual line items may not total to the consolidated statement of earnings amounts due to eliminations in consolidation.

(b) Net of intercompany dividends from bank subsidiaries of $14.2 million and $26.3 million for the three and six months ended June 30, 1994, respectively, compared to $6.5 million and $10.0 million, respectively, for the same period in 1993.

(c) Management fees charged to subsidiaries of $4.4 million and $8.9 million for the three and six months ended June 30, 1994, respectively, have been netted against noninterest expense. For the same periods in 1993, these fees totaled $1.7 million and $3.4 million, respectively.

SECOND QUARTER EARNINGS OVERVIEW

     For the second quarter, the Corporation had net earnings and record operating earnings of $18.4 million compared to $14.6 million for the same period in 1993. Fully diluted earnings per common share was $.68, an increase of 15% over net earnings of $.59 per share for the second quarter of 1993. Fully diluted earnings per common share for the second quarter are based on 2.6 million more shares than for the same period last year, primarily as a result of shares issued for acquisitions. The Corporation's return on assets for the second quarter was 1.06% compared to .92% in 1993, and the return on common equity was 15.51% compared to 14.46%.

     The continued growth of net interest income in the second quarter, primarily due to acquisitions, and the decline in the provision for losses on loans due to improving asset quality were the primary reasons for the increase in earnings. Additionally, expense reductions and nonrecurring one-time expenses in prior periods more than offset the increase in noninterest expenses from acquisitions. A more detailed review and discussion of the Corporation's financial condition and results of operations follows.


                               EARNINGS ANALYSIS

NET INTEREST INCOME

     Net interest income on a fully taxable-equivalent basis (FTE) for the second quarter was $66.5 million, 7% higher than the second quarter last year which was $62.4 million and 5% higher than the first quarter of 1994 which was $63.1 million. For the first six months of 1994, net interest income was $129.6 million, a 6% increase over 1993's first six months. The increase in net interest income is primarily related to acquisitions.

     The net interest margin for the second quarter of 1994 was 4.17% compared to 4.32% and 4.13% for the second quarter of 1993 and the first quarter of 1994, respectively. For the first six months of 1994 the net interest margin was 4.15% compared to 4.37% for the same period in 1993. The interest rate spread for the second quarter this year was 3.73% compared to 3.92% a year ago. These ratios have declined over the four quarters of 1993; however, beginning with the second quarter of 1994 they have started to improve and are expected to continue to do so over the remainder of 1994 from the growth in loans and from the repricing of variable-rate investment securities and the reinvestment of maturing investment securities in a rising rate environment. Competitive loan and deposit rates will continue to keep pressure on the net interest margin.

     To be consistent with industry practice, in the first quarter of 1994 the Corporation reclassified certain interchange fees arising from credit card loans (formerly included in interest income) to bank card income, a component of noninterest income. For the three and six months ended June 30, 1994, these fees were $569,000 and $1.1 million, respectively, compared to $446,000 and $828,000 for the same periods in 1993.

     Interest income (FTE) for the three and six months ended June 30, 1994 totaled $112.1 million and $217.7 million, respectively, an increase of $7.6 million and $11.7 million, respectively, over the same periods in 1993. The increase in interest income is primarily in loans which, excluding the impact of acquisitions, have increased approximately 9% for the six months ended June 30, 1994 compared to the same period in 1993 and have increased approximately 3% over the first quarter of 1994. Interest income on investment securities increased $864,000 between the second quarter of 1994 and 1993, and decreased $248,000 between the first half of 1994 and 1993. Average investment securities increased $235 million and $245 million, respectively, for the same periods. The increase in interest income resulting from an increased volume of investment securities has been offset by lower yields on investment securities as they repriced or matured due to a declining interest rate environment. The taxable-equivalent yield on earning assets was 7.03% and 6.98%, respectively, for the three and six months ended June 30, 1994, a decrease of 20 and 35 basis points, respectively. The yield on earning assets for the second quarter of 1994 increased 11 basis points from the first quarter of 1994 due to a rise in interest rates.

     Interest expense for the three and six months ended June 30, 1994 was $45.6 million and $88.1 million, an increase of $3.5 million and $4.8 million, respectively, over the same periods in 1993. The increase is primarily related to an increase in average Federal Home Loan Bank advances of $68 million and $116 million, respectively, for the above periods. These advances were obtained to lock in interest rate spreads by borrowing variable-rate funds with specific term maturities and investing the proceeds in variable-rate earning assets with specific matched maturities. Average subordinated debentures increased $40 million for the two periods primarily as a result of a public offering of debentures in the fourth quarter of 1993, partially offset by an in-substance defeasance of approximately $34 million of previously issued debentures. Short-term borrowings also increased $198 million and $100 million, respectively, for the three and six months ended June 30, 1994 compared to the same periods in 1993. Average interest-bearing deposits have increased $130 million and $206 million, respectively, between 1993 and 1994, primarily due to acquisitions. However, interest expense on deposits did not increase significantly due to the declining interest rate environment in 1993 which was offset by the increase in interest expense in the second quarter of 1994 due to the increased deposit levels from acquisitions. Acquisitions increased average interest-bearing deposits by $316 million and $376 million, respectively, for the three and six months ended June 30, 1994 compared to 1993.

     In the fourth quarter of 1993, the Corporation entered into interest rate swaps as hedging transactions to lessen the Corporation's sensitivity to interest rate fluctuations. The impact of these instruments on net interest income for the three and six months ended June 30, 1994 was to increase interest income for the quarter and first six months $576,000 ($113,000 investment securities and $463,000 loans) and $1.5 million ($340,000 investment securities and $1.1 million loans), respectively, and reduce interest expense on long-term debt $9,000 and $121,000, respectively.

     Reference is made to the average balance sheets which follow this discussion for detailed yields and rates on the components of net interest income.

PROVISION FOR LOSSES ON LOANS

     The continued reduction in nonperforming assets and the strong reserve coverage of nonperforming assets resulted in the Corporation not recording provisions for losses on loans for the three and six months ended June 30, 1994. For these same periods in 1993, the provisions for losses on loans were $4.7 million and $7.5 million, respectively. Management does not expect to record any provision for losses on loans for the remainder of 1994, unless a significant increase in loans should occur or there should be a significant increase in nonperforming assets, neither of which is expected at this time by management to occur.

NONINTEREST INCOME

     Noninterest income was $19.3 million for the second quarter of 1994, a decrease of 18% from the second quarter of 1993 and a decrease of 3% from the first quarter of 1994. For the six months ended June 30, 1994, noninterest income was $39.3 million, a 10% decrease from 1993's first six months.

     The most significant decrease for the three-and-six month periods was investment securities gains which decreased $2.5 million and $3.3 million, respectively. Additionally, noninterest income for both periods in 1993 included a one-time gain of $901,000 related to a troubled debt restructuring.

     For the second quarter and first six months of 1994, service charges on deposits and bank card income both increased over the same periods in 1993. Service charges on deposits increased due to acquisitions and to account promotions which resulted in increased service charge income. Bank card income has continued to grow as emphasis has been placed on expanding the credit card business. Bank card income for the second quarter was down slightly from the first quarter of 1994 due to quarterly fluctuations in the business.

     Offsetting the increases in noninterest income discussed above were decreases in mortgage servicing income, profits and commissions from trading activities, and VSIBG Limited Partnership earnings between the second quarter and first six months of 1994 compared to 1993 and between the first and second quarters of 1994. The decrease in mortgage servicing income was due primarily to the high level of refinancing activity over the last two years. The decline in profits and commissions from a decline in trading activities is related to the SBA trading activities and the discontinuance of the Capital Markets operations which is discussed below.

     Due to the continued decline in revenues from the Capital Markets operations, management decided to discontinue these operations at the beginning of the second quarter of 1994. The discontinuance is not expected to have a significant impact on operating results of the Corporation. For the second quarter of 1994, the Capital Markets operations had total revenues of $228,000 and total expenses of $348,000 compared to $802,000 and $711,000, respectively, for the second quarter of 1993. For the first half of 1994 revenues and expenses were $628,000 and $945,000, respectively, compared to $1.3 million and $1.4 million for the same periods in 1993. Additionally, the Corporation is discontinuing its computer service business which has been declining over the past few years due to the consolidation in the banking industry.

NONINTEREST EXPENSE

     Noninterest expense was $56.1 million for the second quarter of 1994, a decrease of 1% from the second quarter of 1993, and a 3% increase over the first quarter of 1994. For the six months ended June 30, 1994, noninterest expense was 110.7 million, a .5% decrease from the same period in 1993. Acquisitions in 1993 and 1994 increased noninterest expenses approximately $1.2 million and $4.0 million, respectively, for the three and six months ended June 30, 1994 compared to 1993. These expense increases were offset by reductions in expenses due to nonrecurring one-time charges in prior periods and other expense reductions.

     Salaries and benefits expense, the largest item in noninterest expense, was $25.0 million for the second quarter of 1994, a 3% decrease from the second quarter of 1993 and a 1% increase over the first quarter of 1994. For the six months ended June 30, 1994, salaries and benefits expense was $50.0 million, a 1% increase over 1993. Acquisitions were the primary reason for the increase in these expenses and which were partially offset by a decline in incentive compensation of approximately $900,000 and $1.4 million, respectively, for the three and six months ended June 30, 1994 compared to the same periods in 1993. Full-time equivalent employees were 3,258 at June 30, 1994 compared to 3,051 at June 30, 1993.

     Other noninterest expense decreased for the three and six months ended June 30, 1994 compared to the same periods in 1993 due to the following significant items: (i) one-time expenses related to acquisitions declined $1.8 million for both periods; (ii) other real estate expense declined $670,000 and $1.6 million, respectively, due to improving asset quality; (iii) amortization of intangibles declined $362,000 and $2.5 million, respectively, primarily from accelerated amortization of intangibles in 1993; and (iv) legal fees decreased $210,000 and $708,000, respectively, as litigation activity declined year-to-year.

       The increase in noninterest expense between the first and second quarters of 1994 was due primarily to increased advertising by the Corporation's lead bank, increased legal fees related to outstanding litigation and legal costs associated with acquisitions.

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

     Management is continuing to evaluate ways to reduce noninterest expense while maintaining quality customer service. Management is conducting a thorough review of existing operations and expenses in an effort to further reduce expenses.

TAXES

     Applicable income taxes for the six months ended June 30, 1994 were $15.0 million, resulting in an effective tax rate of 29.5%, which compares to $13.5 million, or an effective tax rate of 32.4% for the six months ended June 30, 1993. Federal income taxes were provided at statutory rates of 35% and 34% for the six months ended June 30, 1994 and 1993, respectively, as a result of a retroactive tax rate increase which did not become effective until the third quarter of 1993. The decrease in the effective rate in the six months ended June 30 1994, as compared to the six months ended June 30, 1993, is due primarily to the deductibility in 1994 of the amortization of certain intangible assets which were not deductible in prior periods and to an increase in nontaxable municipal bond interest. These amounts were partially offset by a one percent increase in the federal statutory tax rate to 35%.

     The Corporation adopted SFAS No. 109 effective January 1, 1993 and recorded a benefit in the first quarter of 1993 of $10.9 million from the cumulative effect of the accounting change. Additionally, the Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Reference is made to Note 1 to the consolidated financial statements in the 1993 Annual Report to Shareholders for further discussion. At June 30, 1994, the Corporation recorded a deferred tax asset of $8.7 million related to the fair market valuation adjustment required by SFAS No. 115.

EARNINGS CONSIDERATIONS FOR THE LAST HALF OF 1994

     In connection with the pending acquisitions, particularly the GSSC acquisition, and possible internal and acquisition related reorganizations, management anticipates that possible significant expenses (e.g. elimination of duplicate facilities, staff reductions, elimination of duplicate functions, write-off of impaired assets, etc.) may be incurred in the third and fourth quarters of 1994 upon completion of ongoing financial, due diligence, and strategic reviews and assessments of the post-merger operating environment of the Corporation. It is preliminarily estimated that at least $2.0 million of such expense will be incurred in the third quarter. Any additional charges which may be incurred in either the third or fourth quarter as a result of completion of the studies cannot be estimated at this time. Additionally, management expects significant future cost savings from the combined operations of the Corporation and GSSC once that acquisition is consummated. Preliminary studies indicate that there are significant savings opportunities and management expects that they will be realized once the recommendations are implemented; however, the final savings which may actually be realized cannot be estimated at this time.

     Management is evaluating its available for sale (AFS) investment portfolio in light of the rising interest rate environment in the first half of 1994. Selective restructurings of the AFS investment portfolio to increase book yields are expected in the last half of 1994. It is currently estimated that the losses recognized would be in a range of $2.5 million to $5 million after taxes. These losses have already been recognized on the Corporation's balance sheet by a reduction in shareholders' equity under SFAS No. 115, adopted January 1, 1994. The higher book yields in the investment portfolio after the restructurings are expected to increase the Corporation's future earnings and any losses are expected to be earned back over a shorter time period than the original maturity of the securities being sold. The restructurings are expected to enhance the liquidity and flexibility of the Corporation's balance sheet.

                           UNION PLANTERS CORPORATION
         CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES



                                                                      THREE MONTHS ENDED JUNE 30,
                                                ----------------------------------------------------------------------------
                                                                 1994                                     1993
                                                ----------------------------------     -------------------------------------
                                                                INTEREST                                 INTEREST
                                                  AVERAGE       INCOME/     YIELD/      AVERAGE          INCOME/      YIELD/
                                                  BALANCE       EXPENSE      RATE       BALANCE          EXPENSE       RATE
                                                ----------     ---------    ------     ---------       ----------    -------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    financial institutions                      $     9,321    $      96     4.13%     $    37,427      $    346      3.71%
  Federal funds sold and securities
    purchased under agreements to resell             46,348          433     3.75          129,746         1,065      3.29
  Trading account securities, at market             167,061        2,219     5.33          128,906         1,703      5.30
  Loans held for resale                              13,569          248     7.33           43,772           636      5.83
  Investment securities (1) (2)                   2,917,380       40,590     5.58        2,682,545        39,726      5.94
  Loans, net of unearned income (1)               3,241,766       68,529     8.48        2,776,395        61,061      8.82
                                                -----------    ---------               -----------      --------
      TOTAL EARNING ASSETS (1) (2)                6,395,445      112,115     7.03        5,798,791       104,537      7.23
                                                               ---------                                --------
  Cash and due from banks                           261,744                                253,442
  Premises and equipment                            148,598                                130,394
  Allowance for losses on loans                     (88,225)                               (80,568)
  Other assets                                      207,773                                223,632
                                                -----------                              ---------
     TOTAL ASSETS                               $ 6,925,335                            $ 6,325,691
                                                ===========                            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts                         $ 1,255,486        7,655     2.45%     $ 1,337,611         7,706      2.31%
  Savings deposits                                1,055,201        5,595     2.13          807,451         5,013      2.49
  Certificates of Deposit of
    $100,000 and over                               354,933        3,394     3.84          350,783         3,552      4.06
  Other time deposits                             2,156,806       20,988     3.90        2,196,267        21,465      3.92
  Short-term borrowings                             427,045        3,930     3.68          228,844         1,582      2.77
  Federal Home Loan Bank advances                   167,523        1,868     4.97           99,663           836      3.36
  Long-term debt
    Subordinated capital notes and debentures       114,757        2,096     7.33           74,292         1,829      9.87
    Other                                             2,345           57     9.75            5,660           128      9.07
                                                -----------    ---------               -----------      --------
     TOTAL INTEREST-BEARING LIABILITIES           5,534,096       45,583     3.30        5,100,571        42,111      3.31
  Demand Deposits                                   791,357                                695,202
                                                -----------    ---------               -----------      --------
     TOTAL SOURCES OF FUNDS                       6,325,453       45,583                 5,795,773        42,111
                                                               ---------                                --------
  Other liabilities                                  77,989                                 87,520
  Net unrealized loss on
    available for sale securities                      (490)                                     -
  Shareholders' equity                              522,893                                442,398
                                                -----------                            -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                     $ 6,925,335                            $ 6,325,691
                                                ===========                            ===========
  NET INTEREST INCOME                                           $ 66,532                                $ 62,426
                                                                ========                                ========
  INTEREST RATE SPREAD                                                       3.73%                                    3.92%
                                                                             ====                                     ====
  NET INTEREST MARGIN                                                        4.17%                                    4.32%
                                                                             ====                                     ====


(1) Taxable-equivalent adjustment:
       Loans                                                    $    354                                $    267
       Investment securities                                       3,381                                   2,956
                                                                --------                                --------
                                                                $  3,735                                $  3,223
                                                                ========                                ========

(2) Yields are calculated based on historical cost and excludes the impact of the net unrealized loss on available for sale securities.

                           UNION PLANTERS CORPORATION
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                        SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------------------------------------------------
                                                                 1994                                     1993
                                                ----------------------------------     ------------------------------------
                                                                INTEREST                                 INTEREST
                                                  AVERAGE       INCOME/     YIELD/      AVERAGE          INCOME/      YIELD/
                                                  BALANCE       EXPENSE      RATE       BALANCE          EXPENSE       RATE
                                                ----------     ---------    ------     ---------       ----------    -------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    financial institutions                      $     9,427    $     218     4.66%     $    56,298     $   1,045      3.74%
  Federal funds sold and securities
    purchased under agreements to resell             74,026        1,299     3.54          135,997         2,119      3.14
  Trading account securities                        159,947        3,978     5.02          120,911         3,302      5.51
  Loans held for resale                              22,526          829     7.42           36,559         1,155      6.37
  Investment securities (1) (2)                   2,841,525       78,071     5.54        2,596,596        78,319      6.08
  Loans, net of unearned income (1)               3,185,639      133,313     8.40        2,723,578       120,111      8.89
                                                -----------    ---------               -----------     ---------
      TOTAL EARNING ASSETS (1)  (2)               6,293,090      217,708     6.98        5,669,939       206,051      7.33
                                                               ---------                               ---------
  Cash and due from banks                           270,982                                251,240
  Premises and equipment                            146,344                                129,153
  Allowance for losses on loans                     (87,804)                               (79,057)
  Other assets                                      221,581                                222,523
                                                -----------                              ---------
     TOTAL ASSETS                               $ 6,844,193                            $ 6,193,798
                                                ===========                            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts                         $ 1,298,882       15,292     2.37%     $ 1,331,687        15,571      2.36%
  Savings deposits                                1,017,786       10,920     2.16          771,765         9,622      2.51
  Certificates of Deposit of
    $100,000 and over                               350,305        6,672     3.84          343,135         6,917      4.07
  Other time deposits                             2,161,262       41,711     3.89        2,175,410        42,982      3.98
  Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase           339,059        5,705     3.39          235,712         3,244      2.78
    Other                                             6,823          110     3.25            9,883           118      2.41
  Federal Home Loan Bank advances                   167,539        3,443     4.14           51,781           885      3.45
  Long-term debt
    Subordinated capital notes and debentures       114,750        4,088     7.18           74,292         3,659      9.93
    Other                                             2,865          128     9.01            6,444           277      8.67
                                                -----------    ---------               -----------      --------
     TOTAL INTEREST-BEARING LIABILITIES           5,459,271       88,069     3.25        5,000,109        83,275      3.36
  Demand Deposits                                   784,815                                675,092
                                                -----------    ---------               -----------     ---------
     TOTAL SOURCES OF FUNDS                       6,244,086       88,069                 5,675,201        83,275
                                                               ---------                               ---------
  Other liabilities                                  78,989                                 91,680
  Net unrealized gain on
    available for sale securities                     4,696                                      -
  Shareholders' equity                              516,422                                426,917
                                                -----------                            -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                     $ 6,844,193                            $ 6,193,798
                                                ===========                            ===========
  NET INTEREST INCOME                                          $ 129,639                               $ 122,776
                                                               =========                               =========
  INTEREST RATE SPREAD                                                      3.73%                                     3.97%
                                                                            ====                                      ====
  NET INTEREST MARGIN                                                       4.15%                                     4.37%
                                                                            ====                                      ====


(1) Taxable-equivalent adjustment:
       Loans                                                   $     635                               $     542
       Investment securities                                       6,779                                   5,450
                                                               ---------                               ---------
                                                               $   7,414                               $   5,992
                                                               =========                               =========

(2) Yields are calculated based on historical cost and excludes the impact of the net unrealized gain on available for sale securities.

                              FINANCIAL CONDITION

     The Corporation's total assets grew $651 million to $7.0 billion at June 30, 1994 compared to June 30, 1993, and increased $649 million from December 31, 1993 to June 30, 1994 due primarily to acquisitions. Certain financial information in 1993 and for the first quarter of 1994 has been restated to reflect acquisitions accounted for using the pooling of interests method of accounting (see Note 2 to the financial statements). The table at the beginning of this discussion presents the impact of the 1994 acquisitions on the balance sheet as of the date of acquisition. Average assets for the second quarter of 1994 were $6.9 billion compared to $6.3 billion for the second quarter of 1993. For the first six months of 1994, average total assets were $6.8 billion compared to $6.2 billion for the same period in 1993.

MONEY MARKET INVESTMENTS

     At June 30, 1994, money market investments were $191 million. Average money market investments for the three and six months ended June 30, 1994 were $236 million and $266 million, respectively, with average yields of 5.09% and 4.80%, respectively. This compares to $340 million and $350 million, respectively, with average yields of 4.43% and 4.39%, respectively, for the same periods in 1993. These investments provide the Corporation with a ready source of liquidity. The increase in yield between the two periods is reflective of the increase in short-term interest rates over the first half of 1994.

INVESTMENT SECURITIES

     The Corporation's investment portfolio during the first half of 1994 represented 45% of average earning assets. The portfolio is managed to maximize yield over the interest rate cycle while minimizing market exposure to rising rates. The average taxable-equivalent yield of the investment portfolio was 5.58% for the second quarter of 1994 compared to 5.94% for the same period in 1993. For the first six months of 1994 the average yield was 5.54% compared to 6.08% for the same period a year ago. The difference in the fair value of the investment portfolio compared to its amortized cost has declined from a gain of $44.2 million at December 31, 1993 to a loss of $13.9 million at June 30, 1994, primarily due to the changing interest rate environment. Reference is made to
Note 5 to the interim financial statements for a detailed presentation of the components of the investment securities portfolio.

     The REMIC and CMO issues in the investment portfolio are 86% U.S. Government Agencies issues with the remaining 14% being readily marketable non-agency collateralized mortgage obligations backed with agency pooled collateral or whole loan collateral. All non-agency issues currently held are rated "AAA" by either Standard & Poors or Moodys. The REMIC and CMO portions of the investment portfolio have approximately 37% in monthly floating rate issues with the majority indices being LIBOR and PRIME. Normal practice is to purchase at or near par to reduce the risk of premium write-offs on prepayments.

     The Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. In adopting SFAS No. 115, the Corporation chose to initially classify all investment securities, except obligations of states and political subdivisions, as "Available for Sale" securities.

  AVAILABLE FOR SALE SECURITIES

     Available for sale securities were $2.3 billion at June 30, 1994 compared to $595 million at December 31, 1993. At the end of the period, the portfolio had unrealized gains of $5.4 million and unrealized losses of $27.7 million, which resulted in a net loss which was recorded as an adjustment to the carrying value of available for sale securities of $22.3 million ($13.6 million, net of taxes). At December 31, 1993, these securities had unrealized gains of $5.6 million and unrealized losses of $234,000.

  HELD TO MATURITY SECURITIES

     Held to maturity securities at June 30, 1994 were $554 million, consisting primarily of obligations of states and political subdivisions totaling $445 million. The held to maturity portfolio as of June 30, 1994 had unrealized gains of $14.4 million and unrealized losses of $6.0 million. At December 31, 1993, these securities totaled $2.0 billion having unrealized gains and losses of $41.2 million and $2.4 million, respectively.

LOANS

     Loans at June 30, 1994 were $3.3 billion compared to $2.8 billion and $3.1 billion at June 30, 1993 and March 31, 1994, respectively. Average loans for the second quarter of 1994 were higher than both periods, and, excluding the impact of acquisitions, increased 9.6% over the same quarter in 1993 and 3% over the first quarter of 1994. Average loans represented 51% of the Corporation's earning assets for the first half of 1994 compared to 48% for the same period in 1993. Loan activity has been increasing as the economy has improved and management expects this growth to continue. Management is expecting to undertake marketing initiatives in the last half of 1994 which are intended to increase loan volume. The exact cost of these initiatives, if undertaken, cannot be estimated at this time.

ALLOWANCE FOR LOSSES ON LOANS

     The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the six-month periods ended June 30, 1994 and 1993 and for the year ended December 31, 1993.


                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                              --------------------        FOR THE YEAR ENDED
                                              1994            1993        DECEMBER 31, 1993
                                              ----            ----        -----------------
                                                        (DOLLARS IN THOUSANDS)
Balance at the beginning
 of the period                             $    80,442     $    64,290     $    64,290
Provision charged to expense                         -           7,490           9,689
Allowances of banks acquired (a)                 6,556          16,567          16,607
Recoveries                                       5,141           4,167           8,681
Charge-offs                                     (6,499)        (11,497)    $   (18,825)
                                           -----------     -----------     -----------
Balance at the end of the period           $    85,640     $    81,017     $    80,442
                                           ===========     ===========     ===========
Loans outstanding at period end            $ 3,330,825     $ 2,792,878     $ 2,935,215
                                           ===========     ===========     ===========
Average loans during the period            $ 3,185,369     $ 2,723,578     $ 2,777,032
                                           ===========     ===========     ===========
Ratios:
 Allowance/period end loans                       2.57%           2.90%           2.74%
 Charge-offs/average loans (b)                     .41             .85             .68
 Recoveries/average loans (b)                      .32             .31             .31
 Net charge-offs (recoveries)/average
  loans (b)                                        .09             .54             .37
 Provision/average loans (b)                        NM             .55             .35



(a) At date of acquisition for acquisitions accounted for using the purchase method of accounting and as of January 1 for acquisitions accounted for using the pooling of interests method of accounting.

(b)  Amounts annualized for June 30, 1994 and 1993

NM - Not meaningful

     The adequacy of the allowance for losses on loans is reviewed quarterly taking into account current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan-loss experience, the level of classified and nonperforming loans, reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, and results of regulatory examinations. This analysis is performed on a bank by bank basis as well as being evaluated on a consolidated basis. This same type of analysis is performed by the Corporation in its due diligence evaluation of potential acquisition candidates.

     The allowance at June 30, 1994, was $85.6 million, an increase of $5.2 million over December 31, 1993, and compared to $81.0 million at June 30, 1993. The increase in the allowance over December 31, 1993 primarily reflects the allowances of banks acquired which totaled $6.6 million for the first six months of 1994.

     The Corporation had net charge-offs for the second quarter of 1994 of $2.5 million compared to net charge-offs of $4.6 million for the same quarter a year ago and compared to net recoveries of $1.1 million for the first quarter of 1994. Charge-offs declined to $4.9 million for the second quarter compared to $6.9 million for the same period last year and compared to $1.6 million for the first quarter of 1994. Recoveries of $2.4 million for the second quarter of 1994 compared to $2.3 million for the second quarter of 1993 and $2.7 million for the first quarter of 1994.

     The improving asset quality has resulted in the Corporation not making a provision for losses on loans for the first six months of 1994, and management does not expect to record a provision for the remainder of 1994. The Corporation's ratios of allowance for losses on loans to loans and allowance for losses on loans to nonperforming assets are, compared to its peers, among the highest in the Southeast.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                         JUNE 30,            DECEMBER 31,
                                                   ------------------        ------------
                                                    1994        1993             1993
                                                   -------     ------        ------------
                                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans                                   $16,788      $18,445         $14,646
Restructured loans                                   1,425        7,558           7,525
                                                   -------      -------         -------
    Total nonperforming loans                       18,213       26,003          22,171
                                                   -------      -------         -------
Foreclosed property
  Other real estate owned,
    net of reserve for losses                        3,319        7,767           4,358
  Other foreclosed properties                          233          177             434
                                                   -------      -------         -------
    Total foreclosed properties                      3,552        7,944           4,792
                                                   -------      -------         -------
    Total nonperforming assets                     $21,765      $33,947         $26,963
                                                   =======      =======         =======
Loans 90 days or more past due
  and not on nonaccrual status                     $ 3,784      $ 4,551         $ 4,771
                                                   =======      =======         =======
Nonperforming loans as a
  percentage of loans                                  .55%         .93%            .76%

Nonperforming assets as a
  percentage of loans and
  foreclosed properties                                .65         1.21             .92

Allowance for losses on loans
  as a percentage of
  nonperforming loans                               470.21       311.57          362.83

Loans 90 days or more past
  due and not on nonaccrual
  status as a percentage of
  loans                                                .11          .16             .16


     Nonperforming assets at June 30, 1994, declined $12.1 million from $33.9 million at June 30, 1993 to $21.8 million at June 30, 1994, and declined $7.1 million from $28.9 million at March 31, 1994. The significant decline in nonperforming assets from the first quarter of 1994 was due primarily to one renegotiated loan being removed from the "renegotiated loans" classification because it has performed in compliance with its renegotiated terms and has demonstrated the ability to make payments over a period of time. The significant decline in nonperforming assets has resulted in a reserve coverage ratio of nonperforming loans that is among the highest for banks in the Southeast.

     The following table details the composition of nonaccrual loans and loans 90 days or more past due.

                                                                   JUNE 30, 1994
                                                           ----------------------------
                                                           NONACCRUAL  LOANS 90 DAYS OR
                                                              LOANS      MORE PAST DUE
                                                           ----------  ----------------
                                                              (DOLLARS IN THOUSANDS)
Real estate loans
  Construction and land development                         $  1,760      $    11
  Secured by farmland                                          1,050           23
  Secured by 1-4 family residential
    properties                                                 6,138        1,026
  Secured by nonfarm nonresidential
    properties                                                    21            -
  Secured multifamily residential
    properties                                                 2,720          320
                                                            --------      -------
       Total real estate                                      11,689        1,380

Commercial, financial, and
  agricultural loans                                           3,455          442
Consumer loans                                                 1,644        1,958
Direct lease financing                                             -            4
                                                            --------      -------
       Total                                                $ 16,788      $ 3,784
                                                            ========      =======

     The following table details the composition of the Corporation's other real estate owned, net of the reserve for losses on other real estate of $1,183 million.

                                                            JUNE 30, 1994
                                                        ----------------------
                                                        (DOLLARS IN THOUSANDS)

Type of Property

   Construction and land development                          $    381
   Farmland                                                         25
   1-4 family residential properties                             1,270
   Multifamily residential properties                              627
   Commercial properties                                         1,016
                                                              --------
        Total other real estate owned,
          net of the reserve for losses                       $  3,319
                                                              ========


POTENTIAL PROBLEM ASSETS

     Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, and include those assets where information about possible credit problems has caused management to have serious doubts as to the ability of such borrowers to comply with present repayment terms. Historically, these assets have been loans which have become nonperforming. At June 30, 1994, the Corporation had potential problem assets (all of which were loans) of $5.1 million.

ASSET LIABILITY MANAGEMENT

     The table on page 34 presents the Corporation's interest rate sensitivity analysis at June 30, 1994. The analysis is at a point-in-time and could change significantly on a daily basis. This analysis alone cannot be used to predict how the Corporation is positioned to react to changing interest rates. Other factors such as the mix of earning assets and interest-bearing liabilities, interest rate spreads, and the level of interest rates impact the Corporation's net interest income.

     Balance sheet simulation analysis is conducted to determine the impact on net interest income for the next twelve months under several interest rate scenarios. One such scenario uses current rates at June 30, 1994 and holds the rates and volumes constant for the simulation. When this projection is subjected to immediate and parallel shifts in interest rates ("rate shock") of 200 basis points, first rising and then falling, the annual impact of the "rate shock" at June 30, 1994 on the Corporation's net interest income was a negative $6.7 million and a positive $1.4 million pretax, respectively, which is well within the Corporation's policy limits.

OFF-BALANCE-SHEET INSTRUMENTS

     The Corporation, on a limited basis, uses off-balance-sheet financial instruments to manage interest-rate risk. Since December 31, 1993, there has been no significant change in the off-balance-sheet instruments and reference is made to Note 17 to the audited financial statements in the Corporation's 1993 Annual Report to Shareholders for additional information regarding these instruments.

     The most significant of these instruments are interest-rate swaps which the Corporation entered into in the fourth quarter of 1993. There has been no change in the notional amounts outstanding since year end. The Corporation has a policy for its derivative products which has been approved and is monitored by the Funds Management Committee and the Board of Directors. The policy establishes individual positions for derivative products not to exceed $100 million notional amount and that open positions in the aggregate will not exceed 10% of consolidated total assets. Any exceptions to the policy must be approved by the Board of Directors. The open positions are reviewed monthly by the Funds Management Committee to determine compliance with established policies. As of June 30, 1994, there are no positions which would be regarded as an exception under the Corporation's policy.

     The Corporation entered into the interest-rate swaps described above to convert specific assets (loans and investment securities) from floating-rate to fixed-rate instruments and to convert a liability from a fixed rate to a floating rate. The Corporation is the end-user on all interest-rate swaps and does not act as a dealer in these instruments. A summary of the Corporation's interest-rate swaps follows:


                                           CURRENT RATES  (a)                       YEAR TO DATE
                                       -------------------------                    NET INTEREST
                         NOTIONAL      VARIABLE       FIXED RATE      MATURITY         INCOME         UNREALIZED
INSTRUMENT HEDGED         AMOUNT       RATE PAID       RECEIVED         DATE           IMPACT            LOSS
- - -----------------        --------      ---------      ----------      --------      ------------      ----------
                      (In millions)                                                         (In millions)
Commercial loans          $ 150          3.94%           5.22%        1/96-99 (b)       $ 1.1           $ 8.8
Securities                  100          4.94            4.44         6/95                 .3             1.1
Long-term debt               50          4.75            4.46         5/96                 .1             1.6
                          -----                                                         -----           -----
  Total                   $ 300                                                         $ 1.5           $11.5
                          =====                                                         =====           =====

(a) The variable rates paid are tied to the three-month LIBOR rate for the loans and six month LIBOR rate for the investment securities and long-term debt swaps. The variable rates are based on specific indices specified by the applicable contracts. The next repricing dates for the variable rates paid for the loans, investment securities and long-term debt are July 1994, December 1994, and November 1994, respectively.

(b) If the LIBOR rate at January 5, 1996 should be equal to or less than 5.3125%, these swaps will mature on January 5, 1996.

(c) Reference is made to the "Net Interest Income" discussion for a discussion of the impact of these swaps on interest income and interest expense.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                   RATE-SENSITIVITY ANALYSIS AT JUNE 30, 1994


                                                                     INTEREST-SENSITIVE WITHIN
                                     ----------------------------------------------------------------------------------------
                                                                                                             NON-
                                       0-30     31-90      91-180   181-365     1-2       2-5      OVER    INTEREST-
                                       DAYS      DAYS       DAYS      DAYS     YEARS     YEARS    5 YEARS   BEARING    TOTAL
                                     --------  --------   -------   -------   -------   -------  --------  ---------  -------
                                                                 (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases                   $   744   $   321    $   262   $   470   $   263   $   818   $   454   $    17   $ 3,349
  Investment securities                  275       235        276       699       725       367       309         -     2,886
  Other earning assets                    84        53         50         2         1         1         -         -       191
  Other assets                             -         -          -         -         -         -         -       541       541
                                     -------   -------    -------   -------   -------   -------   -------   -------    ------
    Total assets                     $ 1,103   $   609    $   588   $ 1,171   $   989   $ 1,186   $   763   $   558   $ 6,967
                                     =======   =======    =======   =======   =======   =======   =======   =======   =======
SOURCES OF FUNDS
  Money market deposits              $    77   $   322    $     -   $   342   $    24   $   430   $     -   $     -   $ 1,195
  Other savings and time deposits        448       658        415       463       275       913        44         -     3,216
  Time deposits over $100,000             86        74         59        54        43        30         2         -       348
  Short-term borrowings                  504         2          1         -         -         -         -         -       507
  Federal Home Loan Bank
    advances                             112         7          2         3         5        18        20         -       167
  Long-term debt                           -         -          -         -         -         -       117         -       117
  Noninterest-bearing deposits             -         -          -         -         -         -         -       820       820
  Other liabilities                        -         -          -         -         -         -         -        80        80
  Shareholders' equity                     -         -          -         -         -         -         -       517       517
                                     -------   -------    -------   -------   -------   -------   -------   -------    ------
    Total sources of funds           $ 1,227   $ 1,063    $   477   $   862   $   347   $ 1,391   $   183   $ 1,417   $ 6,967
                                     =======   =======    =======   =======   =======   =======   =======   =======   =======

Interest rate swap                   $  (200)  $     -    $  (100)  $   100   $     -   $   200   $     -   $     -    $    -

Interest rate sensitivity gap        $  (324)  $  (454)   $    11   $   409   $   642   $    (5)  $   580   $  (859)   $    -

Cumulative interest rate
  sensitivity gap                    $  (324)  $  (778)   $  (767)  $  (358)  $   284   $   279   $   859   $     -    $    -

Cumulative gap as a percentage
  of total assets                        (5%)      (11%)      (11%)      (5%)       4%        4%       12%        -%        -%


Management has made the following assumptions in the above analysis:

(a) Assets and liabilities are generally assigned to a period based upon their earliest repricing period when the repricing is less than the contractual maturity.

(b)  Nonaccrual loans are included in the noninterest-bearing category.

(c) Fixed-rate mortgage loan maturities are based on the principal prepayment patterns of comparable mortgage-backed securities.

(d) The scheduled maturities of mortgage-backed securities and CMOs incorporate principal prepayment of these securities using current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.

(e) Securities available for sale are currently treated in the same manner as comparable securities in the Investment Securities Portfolio in that they are scheduled according to their contractual maturities or earliest repricing period if sooner; however, the maturities of callable agencies are scheduled according to their call dates when valued at a premium or par.

(f) Money-market deposits and savings deposits that have no contractual maturities are scheduled according to the Corporation's best estimate of their repricing to changes in market rates. This varies by product type and market.

(g) If all money-market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of earning assets would have been negative (35%), (33%), (33%), (22%), (11%), and positive 4%, respectively, for the 0-30 Days, 31-90 days, 91-180 Days, 181-365 Days, 1-2 years, and 2-5 Years categories at June 30, 1994.

LIQUIDITY

     The Corporation's core deposit base is its most important and stable funding source. These deposits, along with money market assets, provide liquidity for the Corporation. The Corporation's deposit base is almost entirely comprised of "in-market" deposits, as the Corporation has no known brokered deposits. Certificates of deposits of $100,000 or more represent only 6% of total deposits at June 30, 1994. The following table presents an analysis of the Corporation's deposits.


                                                        AVERAGE DEPOSITS
                                            ----------------------------------------
                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                            ------------------      ------------------
                                             1994        1993        1994        1993
                                            ------      ------      ------      ------
                                                      (DOLLARS IN MILLIONS)
Demand deposits                             $  791      $  695      $  785      $  675
Money market accounts (a)                    1,256       1,338       1,299       1,332
Savings deposits (b)                         1,055         807       1,018         772
Other time deposits (c)                      2,157       2,196       2,161       2,175
                                            ------      ------      ------      ------
     Total core deposits                     5,259       5,036       5,263       4,954
Certificates of deposit
  of $100,000 and over                         355         351         350         343
                                            ------      ------      ------      ------
     Total deposits                         $5,614      $5,387      $5,613      $5,297
                                            ======      ======      ======      ======


(a) Includes money market savings accounts, High Yield accounts, and super NOW accounts.

(b)  Includes regular and premium savings accounts and NOW accounts.

(c) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

     The Corporation's average deposits continued to grow during the first half of 1994 primarily due to acquisitions. Excluding the impact of acquisitions, average deposits declined approximately $135 million and $104 million, respectively, between the three and six months ended June 30, 1994 and 1993. The decline was primarily due to the low interest-rate environment which has resulted in deposits leaving the banking system.

     The parent company's source of liquidity is management fees and dividends from subsidiaries. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At June 30, 1994, the parent company had cash and cash equivalents totaling $107.5 million and had working capital of $86.1 million. At July 1, 1994, the parent company could have received dividends from subsidiary banks without prior regulatory approval of $12.8 million. Additional dividends will be available depending on the future earnings of subsidiary banks. The amount of dividends available without regulatory approval has declined from the first quarter of 1994 due to the $98 million special dividend paid by UPNB incidental to the formation of four new banks. See "Reorganization of UPNB" above. This is not expected to have a material impact on parent company liquidity or its ability to pay dividends.

SHAREHOLDERS' EQUITY

     The Corporation's total shareholders' equity increased $40 million from December 31, 1993 to $517 million at June 30, 1994. The increase was due primarily to the issuance of Common Stock in connection with acquisitions which increased shareholders' equity by $28 million. The balance, $12 million of the increase, was due primarily to retained net earnings less the adjustment for net unrealized loss on available for sale securities of $14 million. Dividends on Common Stock for the first six months of 1994 totaled $8.876 million, or $.42 per share, while Preferred Stock dividends totaled $4.426 million.

CAPITAL ADEQUACY

     The following table presents capital adequacy information regarding the Corporation and the table on the following page presents the calculation of the Corporation's risk-based capital.

                                                       JUNE 30,
                                                --------------------     DECEMBER 31,
                                                   1994       1993           1993
                                                ---------  ---------     ------------
CAPITAL ADEQUACY DATA

Total shareholders' equity/
  total assets (at period end)                    7.42%      7.23%          7.55%
Average shareholders' equity/
  average total assets                            7.55       6.89           7.15
Tier 1 capital/unweighted
  assets (leverage ratio) (a)                     7.18       6.68           7.10
Parent company long-term debt/equity             22.20      16.63          24.04
Dividend payout ratio                            37.07      30.98          34.07

(a)  Based on period-end capital and quarterly adjusted average assets


     At June 30, 1994, total shareholders' equity was 7.42% of total assets, and the Tier 1 leverage ratio was 7.18% compared to 7.10% at December 31, 1993 and 6.68% at June 30, 1993. The following table presents the Corporation's risk-based capital and its Tier 1 and total capital ratios. The capital ratios improved from June 30, 1993 to June 30, 1994, and declined slightly from December 31, 1993 to June 30, 1994 due to the impact of acquisitions. The regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL


                                                        JUNE 30,
                                                ----------------------    DECEMBER 31,
                                                   1994        1993           1993
                                                ----------  ----------    ------------
                                                        (DOLLARS IN THOUSANDS)
Tier 1 capital
  Shareholders' equity                          $  516,909  $  456,661     $  477,300
  Minority interest in
    consolidated subsidiaries                        1,968       1,588          1,588
  Less goodwill, other intangibles, and
    one-half of investment in
    unconsolidated subsidiaries                    (35,994)    (35,848)       (31,097)
  Fair value adjustment available
    for sale securities (gain) loss                 13,633           -              -
  Deferred tax asset not qualifying for
    regulatory capital                              (2,086)     (2,034)        (1,861)
                                                ----------  ----------     ----------
      Total Tier 1 capital                         494,430     420,367        445,930
Tier 2 capital
  Allowance for losses on loans (a)                 42,975      39,513         38,067
  Qualifying long-term debt                         74,514      32,000         74,479
  Less one-half of investment in
    unconsolidated subsidiaries                        (20)        (67)          (136)
                                                ----------  ----------     ----------
      Total capital                             $  611,899  $  491,813     $  558,340
                                                ==========  ==========     ==========

Risk-weighted assets (b)                        $3,395,296  $3,119,561     $3,003,001
                                                ==========  ==========     ==========
Ratios as a percent of end of
  period risk-weighted assets

  Tier 1 capital                                     14.56%      13.48%         14.85%
  Total capital                                      18.02       15.77          18.59

(a)  Limited as required by regulatory guidelines.

(b)  Based on risk-weighted assets as defined by regulatory guidelines.


QUARTERLY COMMON STOCK DIVIDEND

     On July 28, 1994, the Corporation's Board of Directors declared a quarterly dividend of $.23 per share on the Corporation's Common Stock outstanding, an increase of 9.5% over the previous quarterly dividend of $.21 per share. The dividend is payable August 19, 1994, to holders of record on August 8, 1994.

IMPACT OF PROPOSED ACCOUNTING STANDARDS

     Reference is made to page 48 of the Corporation's 1993 Annual Report to Shareholders for a discussion of certain proposed accounting standards. Management is not aware of any additional standards that have been issued that might have a significant impact on the Corporation.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The information called for by this Item is incorporated by reference to
Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993, Note 19 to the Corporation's consolidated financial statements on page 33 of the 1993 Annual Report to Shareholders, Note 10 on page 15 of the Corporation's quarterly report on Form 10-Q dated March 31, 1994 and Note 10 of the interim unaudited financial statements included in Part I hereof.

ITEM 2 - CHANGES IN SECURITIES

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on April 28, 1994. Matters submitted to and approved by shareholders are listed below, as is a tabulation of voting. Broker nonvotes totaled 149,470.

     (1)  The following persons nominated as Directors were elected:

          Class I                      For                   Withheld
          -------                      ---                   --------

     Marvin E. Bruce                17,231,567               129,698
     Robert B. Colbert, Jr.         17,238,707               122,558
     Stanley D. Overton             17,238,660               122,605

     (2) The selection by the Board of Directors of Price Waterhouse as the Corporation's independent public accountants and auditors for the year ended December 31, 1994 was ratified by the following vote:

                       For                    Against             Abstain
                       ---                    -------             -------
                    17,267,367                32,147              61,751

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS FOR FORM 8-K

     (a)  Exhibits:
                    2 - Agreement and Plan of Reorganization dated July 1, 1994 between Union Planters Corporation and GSSC Acquisition Company, Inc. and Grenada Sunburst System Corporation, Sunburst Bank, Mississippi and Sunburst Bank (filed as Exhibit 2 (a) to the Corporation's Current Report on Form 8-K dated July 26, 1994).

                   11 -   Computation of Per Share Earnings

     (b)       Reports on Form 8-K:

               Date of Current
                    Report                              Subject
               ---------------                     -----------------

               1.   April 14, 1994            Financial statements of entities
                                              being acquired

               2.   April 15, 1994            Pro forma financial statements
                                              for December 31, 1993

               3.   April 28, 1994            First quarter 1994 earnings press
                                              release

               4.   May 18, 1994              Financial statements of entities
                                              being acquired

               5.   May 19, 1994              Pro forma financial statements
                                              for March 31, 1994, amended July
                                              26, 1994 to include additional
                                              probable acquisitions

               6.   July 1, 1994              Announcement of the signing of a
                                              definitive agreement to acquire
                                              Grenada Sunburst System
                                              Corporation (GSSC)

               7.   July 21, 1994             Second quarter 1994 earnings
                                              press release

               8.   July 26, 1994             Definitive agreement to acquire
                                              GSSC and audited financial
                                              statements and first quarter
                                              interim financial statements for
                                              GSSC

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNION PLANTERS CORPORATION
                                  --------------------------------------
                                             (Registrant)


Date:  August 11, 1994



                               By:     /s/Benjamin W. Rawlins, Jr.
                                  --------------------------------------
                                          Benjamin W. Rawlins, Jr.
                                        Chairman of the Board and
                                          Chief Executive Officer



                               By:         /s/John W. Parker
                                  --------------------------------------
                                           John W. Parker
                                      Executive Vice President and
                                        Chief Financial Officer



                               By:         /s/M. Kirk Walters
                                  --------------------------------------
                                             M. Kirk Walters
                                      Senior Vice President, Treasurer
                                        and Chief Accounting Officer