Form 10-Q
period 1994-09-30
UNION PLANTERS CORP
filed 1994-11-14
CIK 100893

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q



/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994

                           OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period __ to __.


Commission File No.  1-10160


                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)


       Tennessee                                        62-0859007
       ---------                                        ----------
(State of incorporation)                   (I.R.S. Employer Identification No.)


 7130 Goodlett Farms Parkway, Memphis, Tennessee          38018
 ----------------------------------------------------------------
 (Address of principal executive offices)               (ZIP Code)


Registrant's telephone number, including area code: (901) 383-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X         No
                       ------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                   Outstanding at October 31, 1994
- -------------------------         -------------------------------
Common stock $5 par value                   25,431,252

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994


                                     INDEX


                                                                                                             Page
                                                                                                           --------
Part I.   Financial Information

     Item 1.   Financial Statements (Unaudited)

                    a)    Consolidated Balance Sheet - September 30, 1994,
                          September 30, 1993, and December 31, 1993                                             3

                    b)    Consolidated Statement of Earnings -
                          Three and Nine Months Ended September 30, 1994 and 1993                               4

                    c)    Consolidated Statement of Changes in
                          Shareholders' Equity - Nine Months Ended
                          September 30, 1994                                                                    5

                    d)    Consolidated Statement of Cash Flows -
                          Nine Months Ended September 30, 1994 and 1993                                         6

                    e)    Notes to Unaudited Consolidated Financial
                          Statements                                                                            7

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                              17


Part II.  Other Information

     Item 1.         Legal Proceedings                                                                         40

     Item 2.         Changes in Securities                                                                     40

     Item 3.         Defaults Upon Senior Securities                                                           40

     Item 4.         Submission of Matters to a Vote of Security Holders                                       40

     Item 5.         Other Information                                                                         40

     Item 6.         Exhibits and Reports on Form 8-K                                                          40

Signatures                                                                                                     42


                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                         SEPTEMBER 30
                                                                                  -------------------------
                                                                                                                DECEMBER 31,
                                                                                     1994           1993           1993
                                                                                  -----------    -----------    -----------
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                                         $   276,377    $   256,983    $   229,471
  Interest-bearing deposits at financial institutions                                   8,106         36,941         26,647
  Federal funds sold and securities purchased
    under agreements to resell                                                         83,187        138,377         53,149
  Trading account securities, at market                                               154,556        126,308        153,482
  Loans held for resale                                                                 7,449         53,081         60,250
  Investment securities
    Available for sale (Amortized cost September 30, 1994: $2,012,349;
      Fair value September 30 and December 31, 1993: $560,044
        and $694,952, respectively)                                                 1,990,386        549,035        688,453
    Held to maturity (Fair value: $903,419, $2,163,429,
      and $2,070,753, respectively)                                                   907,268      2,108,577      2,031,613
  Loans                                                                             3,781,098      2,983,676      3,109,709
    Less: Unearned income                                                             (21,417)       (17,672)       (16,881)
          Allowance for losses on loans                                               (88,870)       (84,559)       (81,604)
                                                                                  -----------    -----------    -----------
          Net loans                                                                 3,670,811      2,881,445      3,011,224

  Premises and equipment                                                              156,653        136,753        140,342
  Accrued interest receivable                                                          68,878         56,443         52,070
  Goodwill and other intangibles                                                       48,913         42,628         40,815
  Other assets                                                                        122,570        104,958        106,179
                                                                                  -----------    -----------    -----------
          TOTAL ASSETS                                                            $ 7,495,154    $ 6,491,529    $ 6,593,695
                                                                                  ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest-bearing                                                           $   848,348    $   760,246    $   752,610
    Certificates of deposit of $100,000 and over                                      403,713        353,283        345,843
    Other interest-bearing                                                          4,653,528      4,356,834      4,373,361
                                                                                  -----------    -----------    -----------
          TOTAL DEPOSITS                                                            5,905,589      5,470,363      5,471,814

  Short-term borrowings                                                               613,489        191,221        244,995
  Federal Home Loan Bank advances                                                     190,126        171,110        179,954
  Long-term debt                                                                      116,956         76,963        117,276
  Accrued interest, expenses, and taxes                                                51,004         45,049         43,827
  Other liabilities                                                                    32,162         38,095         27,899
                                                                                  -----------    -----------    -----------
          TOTAL LIABILITIES                                                         6,909,326      5,992,801      6,085,765
                                                                                  -----------    -----------    -----------
  Commitments and contingent liabilities                                                    -              -              -
  Shareholders' equity
    Preferred stock
      Convertible                                                                      87,298         87,298         87,298
      Nonconvertible                                                                   17,250         17,250         17,250
  Common stock, $5 par value; 50,000,000 shares authorized;
    25,422,018 issued and outstanding (21,598,421 at
    September 30, 1993 and 21,657,253 at December 31, 1993)                           127,110        107,991        108,286
  Additional paid-in capital                                                           93,958         86,318         87,586
  Unrealized gain (loss) on available for sale securities, net of taxes               (13,385)             -              -
  Retained earnings                                                                   273,597        199,871        207,510
                                                                                  -----------    -----------    -----------
          TOTAL SHAREHOLDERS' EQUITY                                                  585,828        498,728        507,930
                                                                                  -----------    -----------    -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 7,495,154    $ 6,491,529    $ 6,593,695
                                                                                  ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       ------------------------       ------------------------
                                                                         1994            1993           1994           1993
                                                                       ---------       ---------      ---------      ---------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans                                           $  79,644       $  64,526      $ 225,060      $ 190,651
    Interest on investment securities
      Taxable                                                             33,346          29,865         94,815         94,714
      Tax-exempt                                                           6,860           6,233         20,571         17,622
  Interest on deposits at financial institutions                              97             258            326          1,303
  Interest on federal funds sold and securities
    purchased under agreements to resell                                     710             874          2,425          2,993
  Interest on trading account securities                                   2,613           1,535          6,591          4,837
  Interest on loans held for resale                                          144           1,454          1,022          2,663
                                                                       ---------       ---------      ---------      ---------
     Total interest income                                               123,414         104,745        350,810        314,783
                                                                       ---------       ---------      ---------      ---------
INTEREST EXPENSE
  Interest on deposits                                                    43,081          38,599        124,651        117,555
  Interest on short-term borrowings                                        6,622           1,341         12,437          4,703
  Interest on Federal Home Loan Bank advances
    and long-term debt                                                     4,630           3,423         12,985          8,657
                                                                       ---------       ---------      ---------      ---------
     Total interest expense                                               54,333          43,363        150,073        130,915
                                                                       ---------       ---------      ---------      ---------
     NET INTEREST INCOME                                                  69,081          61,382        200,737        183,868
Provision for losses on loans                                                  -           1,489              -          9,033
                                                                       ---------       ---------      ---------      ---------
     NET INTEREST INCOME AFTER PROVISION FOR
       LOSSES ON LOANS                                                    69,081          59,893        200,737        174,835
                                                                       ---------       ---------      ---------      ---------
NONINTEREST INCOME
  Service charges on deposit accounts                                      8,338           7,620         24,327         21,609
  Bank card income                                                         1,819           2,038          5,775          5,629
  Mortgage servicing income                                                1,676           1,845          5,032          5,856
  Trust service income                                                     1,317           1,299          4,324          4,279
  Profits and commissions from trading activities                          1,113           2,925          3,954          6,728
  Investment securities gains (losses)                                    (8,099)            514         (7,889)         3,952
  Other income                                                             7,435           6,004         18,596         18,150
                                                                       ---------       ---------      ---------      ---------
     Total noninterest income                                             13,599          22,245         54,119         66,203
                                                                       ---------       ---------      ---------      ---------
NONINTEREST EXPENSE
  Salaries and employee benefits                                          26,801          25,855         79,392         76,350
  Net occupancy expense                                                    4,574           4,049         13,603         12,163
  Equipment expense                                                        4,671           4,429         13,844         12,651
  Other expense                                                           24,705          25,343         71,498         72,637
                                                                       ---------       ---------      ---------      ---------
     Total noninterest expense                                            60,751          59,676        178,337        173,801
                                                                       ---------       ---------      ---------      ---------
     EARNINGS BEFORE INCOME TAXES AND
       ACCOUNTING CHANGES                                                 21,929          22,462         76,519         67,237
Applicable income taxes                                                    6,151           4,455         22,920         19,115
                                                                       ---------       ---------      ---------      ---------
     EARNINGS BEFORE ACCOUNTING CHANGES                                   15,778          18,007         53,599         48,122
Accounting changes, net of taxes                                               -               -              -          5,001
                                                                       ---------       ---------      ---------      ---------
     NET EARNINGS                                                      $  15,778       $  18,007      $  53,599      $  53,123
                                                                       =========       =========      =========      =========
EARNINGS PER COMMON SHARE
  Earnings before accounting changes
    Primary                                                            $    0.53       $    0.72      $    1.84      $    1.94
    Fully diluted                                                           0.51            0.67           1.74           1.82

  Net earnings
    Primary                                                            $    0.53       $    0.72      $    1.84      $    2.17
    Fully diluted                                                           0.51            0.67           1.74           2.01

AVERAGE SHARES OUTSTANDING (IN THOUSANDS)
  Primary                                                                 25,516          21,778         25,472         21,566
  Fully diluted                                                           29,994          26,276         29,953         25,713


The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (UNAUDITED)




                                                                                      UNREALIZED
                                                                                    GAIN (LOSS) ON
                                                                                      AVAILABLE
                                                                       ADDITIONAL     FOR SALE
                                              PREFERRED    COMMON       PAID-IN       SECURITIES,     RETAINED
                                                STOCK      STOCK        CAPITAL      NET OF TAXES     EARNINGS         TOTAL

                                              ---------  ---------     ----------    ------------     --------       ---------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1994                      $ 104,548  $ 108,286     $  87,586       $       -      $ 207,510      $ 507,930
Net earnings                                          -          -             -               -         53,599         53,599
Cash dividends
  Common Stock, $.65 per share                        -          -             -               -        (14,250)       (14,250)
  Series B Preferred Stock, $6.00 per share           -          -             -               -           (264)          (264)
  Series C Preferred Stock, $1.94 per share           -          -             -               -         (1,342)        (1,342)
  Series D Preferred Stock, $1.46 per share           -          -             -               -           (370)          (370)
  Series E Preferred Stock, $1.50 per share           -          -             -               -         (4,662)        (4,662)
  Pooled banks prior to pooling                       -          -             -               -         (1,529)        (1,529)
Common shares issued under employee benefit
  plans and dividend reinvestment plan,
  net of shares repurchased                           -        946         6,369               -         (2,092)         5,223
Issuance of 3,575,661 shares of Common Stock
  for acquisitions (Note 2)                           -     17,878             4               -         37,022         54,904
Cumulative effect of adoption of SFAS 115
  on January 1, 1994                                  -          -             -          12,246              -         12,246
Decrease in unrealized gain (loss) on available
  for sale securities, net of taxes                   -          -             -         (25,631)             -        (25,631)
Other                                                 -          -            (1)              -            (25)           (26)
                                              ---------  ---------     ---------       ---------      ---------      ---------
BALANCE, SEPTEMBER 30, 1994                   $ 104,548  $ 127,110     $  93,958       $ (13,385)     $ 273,597      $ 585,828
                                              =========  =========     =========       =========      =========      =========




The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                 -----------------------------
                                                                                                    1994               1993
                                                                                                 ----------          ---------
                                                                                                      (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES
  Net earnings                                                                                   $    53,599         $  53,123
  Reconciliation of net earnings to net cash provided by operating activities
    Cumulative effect of accounting changes                                                                -            (5,001)
    Provision for losses on loans and other real estate                                                  179            10,639
    Depreciation and amortization                                                                     10,881             9,569
    Amortization and write-off of intangibles                                                          5,112             8,291
    Net accretion of investment securities                                                             3,511             5,745
    Net realized (gains) losses on sale of investment securities                                       7,889            (3,952)
    Deferred income tax benefit                                                                         (590)           (1,834)
    (Increase) decrease in assets
      Trading account securities and loans held for resale                                            53,448            21,738
      Accrued interest receivable and other assets                                                    (8,450)           36,122
    Decrease in accrued interest, expenses, taxes, and other liabilities                                 (65)          (28,184)
    Other, net                                                                                            84             1,187
                                                                                                 -----------         ---------
          Net cash provided by operating activities                                                  125,598           107,443
                                                                                                 -----------         ---------
INVESTING ACTIVITIES
  Net decrease in short-term investments                                                              38,711            64,261
  Proceeds from sales and maturities of investment securities available for sale                   1,180,409           607,147
  Purchases of investment securities available for sale                                             (786,281)         (368,367)
  Proceeds from sales of investment securities                                                           225            10,214
  Proceeds from maturities of investment securities                                                   45,862           707,620
  Purchases of investment securities                                                                (422,365)         (902,729)
  Net (increase) decrease in loans                                                                  (246,373)           54,362
  Net cash received from purchases of financial institutions                                          90,121            72,121
  Purchases of premises and equipment, net                                                           (13,668)          (15,140)
                                                                                                 -----------         ---------
          Net cash (used) provided by investing activities                                          (113,359)          229,489
                                                                                                 -----------         ---------
FINANCING ACTIVITIES
  Net decrease in deposits                                                                          (286,481)         (307,588)
  Net increase (decrease) in short-term borrowings                                                   367,821          (117,379)
  Proceeds from long-term debt, net                                                                   82,565           155,086
  Repayment of long-term debt                                                                        (86,675)           (5,784)
  Proceeds from issuance of common stock, net                                                          8,301            17,834
  Purchase and retirement of common stock, net                                                        (3,079)             (904)
  Cash dividends paid                                                                                (22,417)          (16,273)
                                                                                                 -----------         ---------
          Net cash provided (used) by financing activities                                            60,035          (275,008)
                                                                                                 -----------         ---------
Net increase in cash and cash equivalents                                                             72,274            61,924
Cash and cash equivalents at the beginning of the period                                             282,580           333,436
                                                                                                 -----------         ---------
Cash and cash equivalents at the end of the period                                               $   354,854         $ 395,360
                                                                                                 ===========         =========
SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest                                                                                     $   144,989         $ 130,849
    Taxes                                                                                             24,292            19,031

  Other real estate transferred from loans                                                       $     3,033         $   6,100



The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  PRINCIPLES OF ACCOUNTING

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. September 30, 1993 interim consolidated financial statements and financial information have been restated for 1993 acquisitions consummated subsequent to September 30 and for BNF BANCORP, Inc. (BNF) which was acquired on September 1, 1994 and which is considered a significant subsidiary, all of which were accounted for as poolings of interests. Additionally, 1994 first and second quarter financial statements and financial information have been restated for third quarter 1994 acquisitions accounted for as poolings of interests.

     As discussed in the Corporation's 1993 Annual Report to Shareholders, Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted effective January 1, 1994.

     The accounting policies followed by Union Planters Corporation and its subsidiaries (the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the 1993 consolidated financial statements included in the Corporation's Current Report on Form 8-K dated October 20, 1994 (restated for the acquisition of BNF). Certain 1993 amounts have been reclassified to be consistent with the 1994 financial reporting presentation.


NOTE 2.  MERGERS AND ACQUISITIONS

POOLINGS OF INTERESTS

     During the first nine months of 1994, the Corporation completed six acquisitions and in 1993 completed four acquisitions, all of which were accounted for using the pooling of interests method of accounting. The table below summarizes these acquisitions.

1993 ACQUISITIONS

                                                                   COMMON           TOTAL ASSETS AT     TOTAL EQUITY AT
                                               DATE                SHARES              JANUARY 1,         JANUARY 1,
      INSTITUTION                            ACQUIRED              ISSUED                 1993                1993
- ----------------------------                ----------            --------          ---------------     ---------------
                                                                                           (DOLLARS IN MILLIONS)
Garrett Bancshares, Inc. (GBI)                5/31/93               613,088            $173.7              $ 4.8
Hogue Holding Company, Inc. (HHC)              9/1/93               219,274              38.5                4.4
Central State Bancorp, Inc. (CSB)              9/1/93               630,355             107.8               10.7
First Financial Services, Inc. (FFS)          10/1/93               447,906              86.0                8.4
                                                                  ---------            ------              -----
                                                                  1,910,623            $406.0              $28.3
                                                                  =========            ======              =====

1994 ACQUISITIONS

                                                                   COMMON           TOTAL ASSETS AT     TOTAL EQUITY AT
                                               DATE                SHARES             JANUARY 1,         JANUARY 1,
      INSTITUTION                            ACQUIRED              ISSUED                1994                 1994
- -----------------------------               ----------            --------          ---------------     ---------------
                                                                                          (DOLLARS IN MILLIONS)
Mid-South Bancorp, Inc. (MSB)                  1/1/94               839,542            $184.7              $11.9
First National Bancorp of
  Shelbyville, Inc. (FNBS)                     3/1/94               974,886             170.0               12.2
Clin-Ark Bancshares, Inc. (CBI)                4/1/94               217,768              50.3                4.2
Liberty Bancshares, Inc. (LBI)                 7/1/94             1,223,353             180.2               20.0
Earle Bankshares, Inc. (EBI)                   8/1/94               320,112              42.5                6.6
BNF BANCORP, Inc. (BNF)                        9/1/94             2,000,329             275.5               30.6
                                                                  ---------            ------              -----
                                                                  5,575,990            $903.2              $85.5
                                                                  =========            ======              =====

     The consolidated financial statements for 1993 and 1994 include the results of the institutions acquired in 1993. The results of institutions acquired in 1994 are included in the consolidated financial statements for 1994, however prior year amounts have not been restated for these acquisitions due to immateriality except for BNF which is considered a significant acquisition. Eliminations have been made for material intercompany transactions with the pooled companies. Through their respective dates of acquisition, the 1994 acquisitions contributed approximately $12,566,000, $1,590,000, and $287,000 to 1994 net interest income, noninterest income, and net earnings, respectively, of the Corporation.

PURCHASE ACQUISITIONS

     The Corporation acquired eight institutions in 1993 and four in the first nine months of 1994 which were accounted for using the purchase method of accounting. The table below summarizes these acquisitions:

                                                                                                            TOTAL ASSETS
                                           DATE                              PURCHASE       RESULTING        AT DATE OF
       INSTITUTION                       ACQUIRED   CONSIDERATION              PRICE      INTANGIBLES       ACQUISITION
- ------------------------                 --------  ---------------           --------     -----------       ------------
                                                                                      (DOLLARS IN MILLIONS)
Bank of East Tennessee (BOET) (a)         1/1/93   648,786 Shares of         $ 25.3         $ 7.0               $  231
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

First Federal Savings Bank               2/26/93   625,000 Shares of             NM (b)         -                  187
  (Maryville) (b)                                  Common Stock
                                                   (Conversion/
                                                   Acquisition)

First State Bancshares, Inc.             3/12/93   Cash and Common Stock        3.9            .4                   34
  (FSB) (c)                                        (90,162 Shares)

First Cumberland Bank (FCB)              3/15/93   Cash                          .2             -                   20

Farmers Union Bank                        4/1/93   Cash                         9.5           4.2                   78
  (Farmers Union)

Erin Bank & Trust Company                 6/1/93   259,736 Shares of            8.3           2.1                   43
  (Erin)                                           Series E Preferred Stock

Anderson County Bank (ACB)                3/1/94   Cash                         2.5            .7                   22

Assumption of liabilities and            4/19/94   Cash                          .4            .4                   15
  purchase of assets from the
  RTC (d)

Tennessee Bancorp, Inc. (TBI) (e)         5/1/94   Cash                        13.5           5.4                   92

Assumption of liabilities and            9/23/94   Cash                         4.4           4.4                   54
  purchase of assets from the                                                               -----               ------
  RTC (f)

     Total                                                                                  $27.6               $1,037
                                                                                            =====               ======

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

(b) Maryville was a mutual savings bank which, pursuant to a merger/conversion, converted to a federal stock charter. All of the stock of Maryville was acquired by the Corporation in exchange for a capital contribution equalling approximately $14.1 million derived in part from the proceeds of a public offering of the Corporation's Common Stock made in connection with the merger/conversion.

(c) FSB is the parent company of First State Bank of Fayette County (Somerville, TN).

(d) Two subsidiaries of the Corporation assumed approximately $14 million of deposits (including accrued interest) and acquired assets (primarily loans) from the Resolution Trust Corporation and simultaneously sold certain loans to a third party.

(e) TBI was the parent company of Tennessee National Bank in Columbia, Tennessee, whose assets and liabilities at date of acquisition were transferred to UPNB and later became the assets and liabilities of Union Planters Bank of Middle Tennessee, N.A.

(f) A subsidiary of the Corporation assumed approximately $54 million of deposits (including accrued interest) and acquired assets (primarily loans) from the Resolution Trust Corporation. Certain asset purchase options remain outstanding.

NM = Not meaningful.

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

     The following unaudited pro forma information summarizes the pro forma impact of the purchase acquisitions completed during the first nine months of 1994 and the pro forma impact of the purchase acquisitions completed in 1993 assuming consummation of all such transactions on January 1, 1993. The pro forma information does not include the historical results of the two acquisitions purchased from the RTC, since they were failed financial institutions and their historical results would not be representative of future operating results. The unaudited pro forma results are not necessarily representative of the actual results that would have occurred or which may occur in the future.

                                                                                 UNAUDITED PRO FORMA
                                                                             ---------------------------
                                                                                   NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             ---------------------------
                                                                                1994              1993
                                                                             ---------          --------
                                                                                (DOLLARS IN THOUSANDS,
                                                                                EXCEPT PER SHARE AMOUNTS)
Net interest income                                                          $ 201,848           $ 189,507
Provision for losses on loans                                                      163             (11,918)
Noninterest income                                                              54,186              67,176
Noninterest expense                                                           (179,817)           (178,967)
                                                                             ---------           ---------
Earnings before income taxes
  and accounting changes                                                        76,380              65,798
Applicable income taxes                                                         22,988              19,688
                                                                             ---------           ---------
Earnings before accounting changes                                              53,392              46,110
Accounting changes, net of taxes                                                     -               5,001
                                                                             ---------           ---------
Net earnings                                                                 $  53,392           $  51,111
                                                                             =========           =========
Earnings per common share
  Earnings before accounting changes
    Primary                                                                  $    1.84           $    1.81
    Fully diluted                                                                 1.74                1.70
  Net earnings
    Primary                                                                       1.84                2.04
    Fully diluted                                                                 1.74                1.89

     The following details the net cash received from purchases of financial institutions:

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                       ------------------------------------
                                                                         1994                   1993
                                                                       ---------            -----------
                                                                             (DOLLARS IN THOUSANDS)
Fair value of assets acquired                                          $ 822,169            $ 1,245,602
Liabilities assumed                                                     (746,500)            (1,148,122)
Issuance of Common Stock                                                 (54,905)               (30,618)
Issuance of Preferred Stock                                                    -                (30,127)
Less previous investment                                                       -                 (3,387)
                                                                       ---------            -----------
Cash paid for purchase of other
  financial institutions                                                  20,764                 33,348
Cash and cash equivalents acquired                                      (110,885)              (105,469)
                                                                       ---------            -----------
     Net cash received from purchases
       of financial institutions                                       $ (90,121)           $   (72,121)
                                                                       =========            ===========

PENDING ACQUISITIONS

     The Corporation has entered into definitive agreements pursuant to which it would acquire the institutions listed below and, subject to receipt of various approvals and satisfaction of certain contractual conditions precedent to closing, all are expected to be consummated in 1994.

                                                                                    ANTICIPATED               APPROXIMATE
                                                                                     METHOD OF                   TOTAL
         INSTITUTION                             CONSIDERATION                       ACCOUNTING                 ASSETS
- ----------------------------                   -----------------                  ----------------           ------------
                                                                                                             (IN MILLIONS)
Commercial Bancorp, Inc., Parent              Approximately 189,442               Pooling of interests          $   29
  Company of The Commercial Bank,             shares of Common Stock
  Obion, TN (Obion) (a)

Mid South Bancshares, Inc., Parent            Approximately 567,000               Pooling of interests             133
  Company of Security Bank in                 shares of Common Stock
  Paragould, AR, and Farmers
  and Merchants Bank in
  Reyno, AR (MSB-ARK) (b)

Grenada Sunburst System Corporation,          Approximately 13,793,000            Pooling of Interests           2,511
  Parent Company of Sunburst Bank,            shares of Common Stock                                            ------
  Mississippi, in Grenada, MS; and
  Sunburst Bank, in
  Baton Rouge, LA (GSSC) (c)

     Total                                                                                                      $2,673
                                                                                                                ======

(a) Acquisition consummated November 1, 1994 and shares to be issued are subject to change due to cash issued for fractional shares.

(b) This acquisition is expected to be consummated December 1, 1994. The estimated number of shares to be issued is based upon an assumed market price of the Corporation's Common Stock of $22.13 per share and the number of shares is subject to change depending on the market price during the stipulated pricing period.

(c) The GSSC acquisition is expected to be consummated December 31, 1994. Regulatory approvals have been received and the acquisition is subject to receiving approvals of both companies' shareholders and the satisfaction of certain other contractual closing conditions. The Corporation will exchange 1.4530 shares of its Common Stock for each share of GSSC outstanding.

NOTE 3.  LOANS

Loans are summarized by type as follows:

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 1994                1993
                                                             ------------         -----------
                                                                     (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural                      $   706,003          $   669,435
Real estate - construction                                       127,998               88,241
Real estate - mortgage
  Secured by 1-4 family                                        1,538,976            1,106,206
  Other mortgage loans                                           621,437              537,565
Consumer
  Credit cards and other related plans                           105,375               99,103
  Home equity                                                     98,109               89,497
  Other consumer                                                 542,250              491,299
Foreign
  Government                                                       1,750                2,449
Direct lease financing, net                                       39,200               25,914
                                                             -----------          -----------

     Total Loans                                             $ 3,781,098          $ 3,109,709
                                                             ===========          ===========


Nonperforming loans and loans 90 days or more past due are summarized as follows:

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 1994                1993
                                                             ------------         -----------
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans                                             $    15,341          $    14,646
Restructured loans                                                 1,225                7,525
                                                             -----------          -----------
     Total nonperforming loans                               $    16,566          $    22,171
                                                             ===========          ===========
Loans 90 days or more past due and not
  on nonaccrual status                                       $     3,982          $     4,994
                                                             ===========          ===========


NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

The changes in the allowance for losses on loans for the nine months ended September 30, 1994, are summarized as follows (Dollars in thousands):

Balance, January 1, 1994                                                                    $    81,604
Provision charged to expense                                                                          -
Allowances of banks acquired                                                                      8,039
Recoveries                                                                                        8,657
Amounts charged off                                                                              (9,430)
                                                                                            -----------
Balance, September 30, 1994                                                                 $    88,870
                                                                                            ===========

NOTE 5.  INVESTMENT SECURITIES

The amortized cost and fair values of investment securities are summarized as follows:


                                                                               SEPTEMBER 30, 1994
                                                        -------------------------------------------------------------
                                                         AMORTIZED                  UNREALIZED                FAIR
                                                                             -----------------------
                                                           COST               GAINS          LOSSES           VALUE
                                                        -----------          --------       --------       -----------
                                                                             (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Government obligations
  U.S. Treasury securities                              $   676,662          $    642       $  5,747       $   671,557
  Securities of U.S. Government agencies
    Collateralized mortgage obligations                     303,719               339          6,592           297,466
    Mortgage-backed securities                              793,207             1,801         12,277           782,731
    Other                                                   156,939               498          2,106           155,331
Other stocks and securities                                  81,822             2,102            623            83,301
                                                        -----------          --------       --------       -----------
     Total investment securities
       available for sale                               $ 2,012,349          $  5,382       $ 27,345       $ 1,990,386
                                                        ===========          ========       ========       ===========
HELD TO MATURITY
U.S. Government obligations
  U.S. Treasury securities                              $   434,783          $     11       $  4,583       $   430,211
  Securities of U.S. Government agencies
    Collateralized mortgage obligations                      25,837                32            618            25,251
    Other                                                        50                 -              -                50
                                                        -----------          --------       --------       -----------
     Total U.S. Government obligations                      460,670                43          5,201           455,512

Obligations of states and political
  subdivisions                                              446,286             9,501          8,192           447,595
                                                        -----------          --------       --------       -----------
Total other securities                                          312                 -              -               312
                                                        -----------          --------       --------       -----------
     Total investment securities
       held to maturity                                 $   907,268          $  9,544       $ 13,393       $   903,419
                                                        ===========          ========       ========       ===========

                                                                               DECEMBER 31, 1993
                                                             --------------------------------------------------------
                                                                                   UNREALIZED
                                                             AMORTIZED       ----------------------           FAIR
                                                               COST            GAINS         LOSSES           VALUE
                                                             ----------      --------       -------        -----------
                                                                              (DOLLARS IN THOUSANDS)
HELD FOR SALE
U.S. Government obligations
  U.S. Treasury securities                                   $   121,240     $    913       $     3        $   122,150
  Securities of U.S. Government agencies
    Collateralized mortgage obligations                          141,853          694           105            142,442
    Mortgage-backed securities                                   310,217        4,250           285            314,182
    Other                                                         97,664        1,012            21             98,655
Other stocks and securities                                       17,479           88            44             17,523
                                                             -----------     --------       -------        -----------
     Total investment securities
       held for sale                                         $   688,453     $  6,957       $   458        $   694,952
                                                             ===========     ========       =======        ===========
HELD FOR INVESTMENT
U.S. Government obligations
  U.S. Treasury securities                                   $   693,612     $  7,222       $   244        $   700,590
  Securities of U.S. Government agencies
    Collateralized mortgage obligations                          341,645          767           992            341,420
    Mortgage-backed securities                                   358,867        4,305           183            362,989
    Other                                                        121,691        1,732            37            123,386
                                                             -----------     --------       -------        -----------
     Total U.S. Government obligations                         1,515,815       14,026         1,456          1,528,385
                                                             -----------     --------       -------        -----------
Obligations of states and political
  subdivisions                                                   446,714       27,312           845            473,181
                                                             -----------     --------       -------        -----------
Other securities
  Federal Reserve Bank/Federal Home
    Loan Bank stock                                               26,852            -             -             26,852
  Collateralized mortgage obligations                             39,036          177           114             39,099
  Other                                                            3,196           40             -              3,236
                                                             -----------     --------       -------        -----------
     Total other securities                                       69,084          217           114             69,187
                                                             -----------     --------       -------        -----------
     Total investment securities
       held for investment                                   $ 2,031,613     $ 41,555       $ 2,415        $ 2,070,753
                                                             ===========     ========       =======        ===========


     For the nine-month periods ended September 30, 1994 and 1993, the Corporation had gross realized gains on investment securities available for sale of $607,000 and $2,311,000 respectively, and gross realized losses of $8,590,000 and $16,000, respectively.

     Investment securities having a carrying value of approximately $926 million and $598 million at September 30, 1994 and December 31, 1993, respectively, were pledged to secure public and trust funds on deposit and securities sold under agreements to repurchase.

     As of January 1, 1994, and in connection with the adoption of SFAS No. 115, $1.7 billion of held to maturity securities were transferred to the available for sale category of securities.

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                   -------------------  -------------------
                                                     1994       1993      1994      1993
                                                   --------   --------  --------  --------
                                                            (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  VSIBG partnership earnings                       $    385  $    941  $  1,672   $  2,854
  Credit life insurance commissions                     630       789     2,246      2,133
  Brokerage fee income                                  325       321     1,035      1,122
  Computer service income                                10       102        56        374
  Sale of servicing                                      85       318       673        635
  Gain on troubled debt restructuring                     -         -         -        901
  Favorable litigation settlement                     2,200         -     2,200          -
  Other                                               3,800     3,533    10,714     10,131
                                                   --------  --------  --------   --------
     TOTAL OTHER NONINTEREST INCOME                $  7,435  $  6,004  $ 18,596   $ 18,150
                                                   ========  ========  ========   ========
OTHER NONINTEREST EXPENSE
  Amortization of mortgage servicing rights        $    459  $    677  $  1,309   $  2,519
  FDIC assessments                                    3,094     3,593     9,943      9,935
  Amortization of goodwill and other
    intangibles                                       1,351     1,631     3,942      5,771
  Legal fees                                            772       423     2,006      2,292
  Other contracted services                           1,617     1,732     4,807      4,912
  Advertising and promotion                           1,889     1,380     5,364      4,328
  Brokerage and clearing fees                           673     1,226     2,131      2,998
  Postage and carrier                                 1,471     1,341     4,533      3,945
  Stationery and supplies                             1,527     1,358     4,605      3,940
  Merchant credit card charges                          771     1,153     2,757      3,234
  Communications                                      1,155     1,041     3,213      3,167
  Other real estate expense                               -       156       405      2,001
  Other personnel services                              665       649     1,973      1,747
  Federal Reserve fees                                  378       454     1,285      1,321
  Dues, subscriptions, and contributions                537       546     1,656      1,761
  Travel                                                422       455     1,292      1,346
  Miscellaneous charge-offs                             418       304     1,111        743
  Insurance                                             419       323     1,137      1,113
  Servicing foreclosure expense                         105       105       315        525
  Consultant fees                                       105        87       836        799
  Taxes other than income taxes                         528       336     1,463      1,177
  Acquisition-related expenses                        2,416         -     3,190      1,793
  Data processing conversion costs                        -     3,280         -      3,280
  Other                                               3,933     3,093    12,225      7,990
                                                   --------  --------  --------   --------
     TOTAL OTHER NONINTEREST EXPENSE               $ 24,705  $ 25,343  $ 71,498   $ 72,637
                                                   ========  ========  ========   ========

NOTE 7.  INCOME TAXES

     Applicable income taxes for the nine months ended September 30, 1994, were $22.9 million, resulting in an effective tax rate of 30.0%. Applicable income taxes for the same period in 1993 were $19.1 million, resulting in an effective tax rate of 28.4%. The tax benefit (expense) applicable to investment securities gains or losses for the nine months ended September 30, 1994 and 1993 was $3.1 million and ($1.5 million), respectively.

     At September 30, 1994, the Corporation had a net deferred tax asset of $53.6 million recorded in other assets compared to $35.9 million at September 30, 1993, and $39.2 million at December 31, 1993.

     Effective January 1, 1994, the Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Reference is made to Note 1 of the Corporation's 1993 Annual Report to Shareholders for further discussion. The impact of SFAS No. 115 at September 30, 1994 was to increase the cumulative net deferred tax asset by $8.6 million.


NOTE 8.  FEDERAL HOME LOAN BANK ADVANCES

     The Corporation's subsidiaries have obtained various advances from the Federal Home Loan Bank (FHLB) totaling $190.1 million at September 30, 1994, under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements entitle the Corporation's subsidiaries to borrow funds from the FHLB to fund mortgage-loan programs and satisfy other funding needs. Interest rates on the advances vary from fixed rate advances to variable rate advances. The majority of the advances at September 30, 1994, had variable rates tied to the three-month LIBOR rate. Maturity dates for the advances range from 1994 to 2014. The value of the collateral (mortgage loans) under the Agreements is required to be 150% of the advances outstanding, $190.1 million at September 30, 1994.


NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

     An analysis of the Corporation's Preferred Stock follows:

                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                          1994                 1993
                                                                                       -------------       ------------
                                                                                            (DOLLARS IN THOUSANDS)
Preferred stock without par value,
  10,000,000 shares authorized
    CONVERTIBLE
    Series A Preferred Stock,
      250,000 shares authorized, none issued                                           $       -           $       -
    Series B, $8 Nonredeemable, Cumulative,
      Convertible Preferred Stock (stated at
      liquidation value of $100),
      44,000 shares issued and outstanding                                                 4,400               4,400
    Series D, 9.5% Redeemable, Cumulative,
      Convertible Preferred Stock (stated at
      liquidation value of $20.50),
      253,655 shares issued and outstanding                                                5,200               5,200
    Series E, 8% Cumulative, Convertible,
      Preferred Stock (stated at liquidation value
      of $25), 3,107,922 shares issued and outstanding                                    77,698              77,698
                                                                                       ---------           ---------
          Total convertible preferred stock                                               87,298              87,298
    NONCONVERTIBLE
    Series C, 10 3/8%, Increasing Rate,
      Redeemable, Cumulative Preferred Stock
      (stated at liquidation value of $25),
      690,000 shares issued and outstanding                                               17,250              17,250
                                                                                       ---------           ---------
          Total nonconvertible preferred stock                                            17,250              17,250
                                                                                       ---------           ---------
          Total preferred stock                                                        $ 104,548           $ 104,548
                                                                                       =========           =========

     The Series C, 10 3/8%, Increasing Rate, Redeemable, Cumulative Preferred Stock has been called for redemption on October 31, 1994 at par value plus accrued interest.


NOTE 10.  CONTINGENT LIABILITIES

LEGAL PROCEEDINGS

     Management is of the opinion that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of any legal proceeding currently pending or threatened. There were no significant developments during the third quarter in any pending or threatened actions which would alter such opinion.

     The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 10-K), in Note 19 to the Corporation's 1993 consolidated financial statements (these financial statements became the historical financial statements of the Corporation on October 20, 1994) filed as Exhibit 99(b) to the Corporation's Current Report on Form 8-K dated October 20, 1994 (8-K), in
Note 19 to Exhibit 99(c) of the 8-K which contains the restated interim consolidated financial statements for the six months ended June 30, 1994, and in Note 10 of the Corporation's quarterly report on Form 10-Q dated March 31, 1994. The fifth paragraph of Item 3, Part 1 of the 1993 10-K, the fourth paragraph of Note 19 to Exhibit 99(b) and Note 10 to Exhibit 99(c) of the 8-K describe certain pending litigation against the Corporation's former broker/dealer subsidiaries and more than 80 other defendants in various lawsuits consolidated in a Louisiana Federal district court alleging violations of Federal and other securities laws in connection with the 1986 underwriting and subsequent sale of $400 million of housing revenue bonds issued by the Health, Educational, and Housing Facility Board of the City of Memphis, Tennessee, as well as the underwriting and sale of seven other taxable municipal bond issues. One of such subsidiaries participated in the underwriting of the Memphis issue and is a defendant in purported class claims based on that issue. Several individual actions against these subsidiaries alleging violations in secondary market sales of such issues have been consolidated in the litigation. During the third quarter of 1994, most of the representatives of the plaintiffs in the various class actions agreed in principle to settle all claims against the underwriting participants. Such settlement has been given tentative approval by the court, and is subject to a number of preconditions, including final approval by the court. Notice of the settlement will be distributed to all members of the putative plaintiff classes and such class members have been given the right to opt out of the settlement agreement and continue to pursue claims against the underwriters. A small number of class members have already indicated their intent to do so. However, should such opt-out claims reach a certain threshold, the underwriting defendants may withdraw their settlement offer. Also during the third quarter, the court denied the class defendants' motion for summary judgment which asserted that, as a matter of law, plaintiffs could not establish class-based reliance and therefore class treatment was inappropriate. All of the individual secondary market suits against the Corporation's subsidiaries that were consolidated in the litigation have been resolved. The remaining claim asserted against such subsidiaries is in arbitration and involves a $100,000 par value sale.

     Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides a narrative discussion and analysis of significant changes in results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1993 Annual Report, the Corporation's Current Report on Form 8-K dated October 20, 1994 (includes restated 1993 consolidated financial statements and June 30, 1994 unaudited consolidated financial statements which became the historical financial statements of the Corporation effective October 20, 1994), and the interim unaudited consolidated financial statements and notes for the three and nine months ended September 30, 1994, included in Part I herein, and the other supplemental financial data included in this discussion.

     The following table presents selected financial highlights for the three and nine months ended September 30, 1994 and 1993.



                                                                                                                 PERCENTAGE
                                                     THREE MONTHS ENDED             NINE MONTHS ENDED              CHANGE
                                                       SEPTEMBER 30,                   SEPTEMBER 30,          -----------------
                                                   ----------------------         ----------------------      THREE       NINE
                                                    1994            1993            1994           1993       MONTHS     MONTHS
                                                   -------        -------         --------       -------      ------     ------

                                                                (Dollars in thousands, except per share data)
Earnings before securities transactions
  and accounting changes                           $ 20,718       $ 17,693        $ 58,419       $ 45,712       17%        28%
Earnings before accounting changes                   15,778         18,007          53,599         48,122      (12)        11
Net earnings                                         15,778         18,007          53,599         53,123      (12)         1
Earnings before securities transactions
  and accounting changes
  Primary earnings per common share                     .73            .71            2.03           1.83        3         11
  Fully diluted earnings per common share               .68            .66            1.91           1.73        3         10
  Return on average assets                             1.10%          1.07%           1.06%           .94%
  Return on average common equity                     15.03          15.90           14.53          14.27
Earnings before accounting changes:
  Primary earnings per common share                $    .53       $    .72        $   1.84       $   1.94      (26)        (5)
  Fully diluted earnings per common share               .51            .67            1.74           1.82      (24)        (4)
  Return on average assets                              .84%          1.09%            .97%           .99%
  Return on average common equity                     11.02          16.22           13.18          15.14
Net earnings
  Primary earnings per common share                $    .53       $    .72        $   1.84       $   2.17      (26)       (15)
  Fully diluted earnings per common share               .51            .67            1.74           2.01      (24)       (13)
  Return on average assets                              .84%          1.09%            .97%          1.09%
  Return on average common equity                     11.02          16.22           13.18          16.95
Dividends per common share                         $    .23       $    .18        $    .65       $    .54       28         20
Net interest margin (FTE)                              4.15%          4.29%           4.15%          4.35%
Interest rate spread (FTE)                             3.65           3.88            3.67           3.94
Book value per common share                                                       $  18.93       $  18.25                   4





_______________________

Net interest margin = Net interest income as a percentage of average earning assets

Interest rate spread = Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

FTE = Fully taxable-equivalent basis

ACQUISITIONS

     During the first nine months of 1994 the Corporation consummated ten acquisitions. Additionally, one acquisition has been consummated subsequent to September 30, 1994. The following table presents, at September 30, 1994, the balances at the respective dates of acquisition for the institutions acquired through September 30, 1994. Reference is made to Note 2 to the interim consolidated financial statements and the Corporation's Current Reports on Form 8-K dated January 10, 1994, February 8, 1994, April 14, 1994, May 18, 1994,
August 18, 1994, August 19, 1994, and September 1, 1994 for additional information regarding the pending and completed acquisitions.


                           UNION PLANTERS CORPORATION
                            CONSUMMATED ACQUISITIONS
              BALANCES RECORDED AT RESPECTIVE DATES OF ACQUISITION
                               SEPTEMBER 30, 1994
                             (DOLLARS IN THOUSANDS)


                                                                                                                        TOTAL IMPACT
                                       MSB   (a)       FNBS   (a)      LBI   (a)        TBI          OTHERS (b)            ON UPC
                                    ---------       ----------      ---------        ---------       ---------        --------------
ASSETS

 Interest-bearing deposits at
  financial institutions             $       -       $   1,179      $   1,025        $   1,600       $  21,136        $  24,940
 Loans, net of unearned income         114,234          66,753        123,386           50,631          69,024          424,028
 Allowance for losses on loans          (2,123)         (2,834)        (1,287)            (787)         (1,132)          (8,163)
                                     ---------       ---------      ---------        ---------       ---------        ---------
  Net loans                            112,111          63,919        122,099           49,844          67,892          415,865
 Investment securities                  47,572          92,317         27,945           34,027          27,020          228,881
 Intangible assets                         479               -              -            5,464           5,413           11,356
 Cash and cash equivalents              16,847           5,490         23,336            2,584          62,628          110,885
 Other real estate owned, net              510              66            340               -                -              916
 Premises and equipment                  4,185           2,250          2,238            3,484           2,221           14,378
 Other assets                            2,979           4,858          3,050            1,865           2,125           14,877
                                     ---------       ---------      ---------        ---------       ---------        ---------
  Total assets                       $ 184,683       $ 170,079      $ 180,033        $  98,868       $ 188,435        $ 822,098
                                     =========       =========      =========        =========       =========        =========
LIABILITIES
 Deposits                            $ 166,082       $ 153,918      $ 149,242        $  82,993       $ 168,021        $ 720,256
 Other interest-bearing
  liabilities                            4,670               -          9,907                -              62           14,639
 Other liabilities                       2,076           3,926            722            2,415           2,283           11,422
                                     ---------       ---------      ---------        ---------       ---------        ---------
  Total liabilities                  $ 172,828       $ 157,844      $ 159,871        $  85,408       $ 170,366        $ 746,317
                                     =========       =========      =========        =========       =========        =========
Purchase price/capital
 contribution/equity at
 respective dates of
 acquisition for poolings            $  11,855       $  12,235      $  20,162        $  13,460       $  18,069        $  75,781
                                     =========       =========      =========        =========       =========        =========


(a) Amounts are as of January 1, 1994, for MSB, FNBS, and LBI which were accounted for as poolings of interests. Abbreviations for the above entities are in Note 2 to the financial statements.

(b) Includes ACB and the acquisition from the Resolution Trust Corporation of certain assets and assumption of certain liabilities of two failed institutions. Also included are January 1, 1994 amounts for CBI and EBI which were accounted for as poolings of interest. See Note 2 to the interim consolidated financial statements for additional information.

PENDING ACQUISITIONS

     The Corporation is continuing its efforts to acquire other financial institutions in selected markets. Reference is made to Note 2 to the interim consolidated financial statements for information regarding pending acquisitions. Negotiations with other institutions are ongoing.

GRENADA SUNBURST SYSTEM CORPORATION PENDING ACQUISITION

     On July 1, 1994, the Corporation entered into a definitive agreement to acquire Grenada Sunburst System Corporation (GSSC) in a tax-free exchange of shares of the Corporation's Common Stock in a transaction to be accounted for as a pooling of interests. It is estimated that the Corporation would issue approximately 13.8 million shares of the Corporation's Common Stock as consideration for the acquisition.

     GSSC is a multi-bank holding company headquartered in Grenada, Mississippi. It is the third largest financial institution headquartered in Mississippi. GSSC has total assets of approximately $2.5 billion. The two major subsidiaries of GSSC are Sunburst Bank, Mississippi, and Sunburst Bank, Louisiana, with total assets of $2.0 billion and $500 million, respectively. GSSC operates in 124 locations in 59 counties in Mississippi and Louisiana. Regulatory approval has been received for the acquisition of GSSC and the acquisition is expected to be completed by year end 1994, subject to receiving approval of both companies' shareholders, and the satisfaction of certain other contractual closing conditions.

     GSSC represents a significant acquisition and in management's opinion will enhance market share and add to the value of the Corporation's banking franchise. Reference is made to the Corporation's Current Reports on Form 8-K dated May 19, 1994, as amended; July 1, 1994; July 26, 1994; and September 28, 1994 for pro forma financial information, financial statements of GSSC, and the text of the definitive agreement.

REORGANIZATION OF UNION PLANTERS NATIONAL BANK (UPNB)

     Incidental to a corporate division of UPNB, effective July 1, 1994, the Corporation formed four new bank subsidiaries: Union Planters Bank of East Tennessee, National Association; Union Planters Bank of Middle Tennessee, National Association; Union Planters Bank of Chattanooga, National Association; and Union Planters Bank of Jackson, National Association (collectively the Regional Banks). The Corporation injected equity of $101.7 million into the Regional Banks, substantially all of such funds ($98 million) having been provided by a dividend from UPNB. Each of the Regional Banks acquired from UPNB at book value substantially all of the assets and assumed all of the liabilities of the UPNB branches located in its region. The establishment of these branches into separate banks will permit a local management team and board of directors to focus on the needs and opportunities within the local market and is consistent with the Corporation's community bank philosophy.
UPNB will continue to operate branches in the Memphis, Tennessee area. The separation of the branches formerly held by UPNB had no material impact on the consolidated financial condition of the Corporation.

OPERATING RESULTS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994

     The following tables present the contributions to fully diluted earnings per common share and a summary of the third quarter and year-to-date results identifying significant noninterest income and expense items. A discussion of the operating results follows these tables.


                          UNION PLANTERS CORPORATION
           CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30                EPS
                                                             ----------------------         INCREASE
                                                              1994            1993         (DECREASE)
                                                             ------          ------        ----------
Net interest income-FTE                                      $ 7.07          $ 7.53         $ (.46)
Provision for losses on loans                                     -            (.35)           .35
                                                             ------          ------         ------
Net interest income after provision
  for losses on loans-FTE                                      7.07            7.18           (.11)
                                                             ------          ------         ------
Noninterest income
  Service charges on deposits                                   .81             .84           (.03)
  Bank card income                                              .19             .22           (.03)
  Mortgage servicing income                                     .17             .23           (.06)
  Trust service income                                          .14             .17           (.03)
  Profits and commissions from
    trading activities                                          .13             .26           (.13)
  Investment securities gains (losses)                         (.26)            .15           (.41)
  Other income                                                  .63             .70           (.07)
                                                             ------          ------         ------
     Total noninterest income                                  1.81            2.57           (.76)
                                                             ------          ------         ------
Noninterest expense
  Salaries and benefits                                        2.65            2.97            .32
  Net occupancy expense                                         .45             .47            .02
  Equipment expense                                             .46             .49            .03
  Other expense                                                2.39            2.83            .44
                                                             ------          ------         ------
     Total noninterest expense                                 5.95            6.76            .81
                                                             ------          ------         ------
Earnings before income taxes and
  accounting changes-FTE                                       2.93            2.99           (.06)
Applicable income taxes-FTE                                     .97             .93           (.04)
                                                             ------          ------         ------
  Earnings before accounting changes                           1.96            2.06           (.10)
Accounting changes                                                -             .19           (.19)
                                                             ------          ------         ------
     Net earnings                                              1.96            2.25           (.29)
Less preferred stock dividends                                  .22             .24            .02
                                                             ------          ------         ------
     Fully diluted earnings per common share                 $ 1.74          $ 2.01         $ (.27)
                                                             ======          ======         ======
Change in net earnings applicable
  to common shares using previous
  year average shares outstanding                                                           $  .02
Change in average shares outstanding                                                          (.29)
                                                                                            ------
     Change in net earnings                                                                 $ (.27)
                                                                                            ======

FTE = Fully taxable-equivalent basis

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                              EARNINGS COMPARISON

                                                                             THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -----------------------------
                                                                         1994                 1993              VARIANCE
                                                                       ---------            ---------           --------
                                                                                  (DOLLARS IN THOUSANDS)
Net interest income                                                    $  69,081            $  61,382           $  7,699

Provision for losses on loans                                                  -               (1,489)             1,489

Noninterest income                                                        19,498               21,731             (2,233)

Noninterest expense                                                      (58,335)             (56,051)            (2,284)
                                                                       ---------            ---------           --------
  Operating earnings                                                      30,244               25,573              4,671

Investment securities gains (losses)                                      (8,099)                 514             (8,613)
Accelerated amortization of intangibles                                        -                 (345)               345
Data processing conversion costs                                               -               (3,280)             3,280
Expenses related to acquisitions                                          (2,416)                   -             (2,416)
Favorable litigation settlement                                            2,200                    -              2,200
                                                                       ---------            ---------           --------
  Earnings before income taxes                                            21,929               22,462               (533)
Taxes                                                                     (6,151)              (7,358)             1,207
Tax benefit due to tax law change                                              -                2,903             (2,903)
                                                                       ---------            ---------           --------
  Net earnings                                                         $  15,778            $  18,007           $ (2,229)
                                                                       =========            =========           ========


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                       -----------------------------
                                                                         1994                 1993              VARIANCE
                                                                       ---------            ---------           --------
                                                                                  (DOLLARS IN THOUSANDS)
Net interest income                                                    $ 200,737            $ 183,868           $ 16,869

Provision for losses on loans                                                  -               (9,033)             9,033

Noninterest income                                                        59,808               61,350             (1,542)

Noninterest expense                                                     (175,147)            (168,057)            (7,864)
                                                                       ---------            ---------           --------
  Operating earnings                                                      85,398               68,128             16,496

Investment securities gains (losses)                                      (7,889)               3,952            (11,841)
Gain on sale of collateral related to
  a troubled debt                                                              -                  901               (901)
Accelerated amortization of mortgage servicing rights                          -                 (500)               500
Accelerated amortization of intangibles                                        -                 (171)               171
Data processing conversion costs                                               -               (3,280)             3,280
Expenses related to acquisitions                                          (3,190)              (1,793)              (623)
Favorable litigation settlement                                            2,200                    -              2,200
                                                                       ---------            ---------           --------
  Earnings before income taxes and accounting changes                     76,519               67,237              9,282
Taxes                                                                    (22,920)             (21,093)            (1,827)
Tax benefit due to tax law change                                              -                1,978             (1,978)
                                                                       ---------            ---------           --------
  Earnings before accounting changes                                      53,599               48,122              5,477
Accounting changes
  Postretirement/postemployment benefits                                       -               (5,925)             5,925
  Income taxes                                                                 -               10,926            (10,926)
                                                                       ---------            ---------           --------
  Net earnings                                                         $  53,599            $  53,123           $    476
                                                                       =========            =========           ========

THIRD QUARTER EARNINGS OVERVIEW

     For the third quarter of 1994, the Corporation had net earnings of $15.8 million, or $.51 per fully diluted common share, which compares to $18.0 million, or $.67 per fully diluted common share, for the same period in 1993. Fully diluted earnings per common share for the third quarter are based on 3.7 million more shares than for the same period in 1993, primarily as a result of shares issued as consideration for acquisitions. The third quarter 1994 results include investment securities losses of $8.1 million ($4.9 million after tax) which reflect actions taken by management in the quarter to respond to rising interest rates. Earnings before investment securities transactions were $20.7 million for the third quarter of 1994 compared to $17.7 million for the third quarter of 1993, an increase of 17%. The Corporation's returns on average assets and average common equity based on earnings before securities transactions were 1.10% and 15.03%, respectively, compared to 1.07% and 15.90%, respectively, for the same period in 1993.

     The Corporation's operating results before securities losses continued to improve in the third quarter of 1994, due primarily to growth in net interest income and the decline in the provision for losses on loans due to improved asset quality. Noninterest expense, excluding the impact of one-time charges and acquisitions, declined for the quarter. A more detailed review and discussion of the Corporation's financial condition and results of operations follows.

                               EARNINGS ANALYSIS

NET INTEREST INCOME

     Net interest income on a fully taxable-equivalent basis (FTE) for the third quarter of 1994 was $72.7 million, 12% higher than the third quarter of 1993 which was $65.2 million. For the nine months ended September 30, 1994, net interest income (FTE) was $212 million, 9% higher than the same period in 1993. The increase in net interest income is primarily related to acquisitions. Excluding the impact of acquisitions, net interest income increased approximately $2 million for the third quarter and was level for the nine months. Partially offsetting the increase was a decline (primarily loans held for resale, net of cost of funds) of approximately $572,000 and $908,000, respectively, for the three and nine months ended September 30, 1994 compared to the same periods in 1993 related to the discontinuance of the Capital Markets operations which is discussed below (See "EARNINGS ANALYSIS - Noninterest Income.")

     The net interest margin for the third quarter of 1994 was 4.15% compared to 4.29% for the third quarter of 1993. For the nine months ended September 30, 1994, the net interest margin was 4.15% compared to 4.35% for 1993. The interest rate spread narrowed for both the three and nine months ended September 30, 1994 to 3.65% and 3.67%, respectively, compared to 3.88% and 3.94%, respectively, in 1993.

     To be consistent with industry practice, in the first quarter of 1994, the Corporation reclassified certain interchange fees arising from credit card loans (formerly included in interest income) to bank card income, a component of noninterest income. For the three and nine months ended September 30, 1994, these fees totaled $569,000 and $1.7 million, respectively, compared to $482,000 and $1.3 million, respectively, for the same periods in 1993.

     Interest income (FTE) for the three and nine months ended September 30, 1994 totaled $127 million and $362 million, respectively, increases of $18.5 million and $37.3 million, respectively, over the same periods in 1993. The increase in interest income is primarily attributable to loans which, excluding the impact of acquisitions, have increased approximately 10% for the nine months ended September 30, 1994 compared to the same period in 1993 and have increased approximately 6% over the second quarter of 1994. Interest income on investment securities increased $4.0 million and $4.3 million, respectively, for the three and nine months ended September 30, 1994 compared to 1993. Average investment securities increased approximately $299 million and $293 million for the above periods which increased interest income. The increase was partially offset by a decline in interest rates in 1993 followed by increasing interest rates in 1994. The taxable-equivalent yield on earning assets was 7.26% and 7.08%, respectively, for the three and nine months ended September 30, 1994 compared to 7.15% and 7.28%, respectively, for the same periods in 1993.

  Interest expense for the three and nine months ended September 30, 1994 was $54.3 million and $150.0 million, respectively, increases of $11.0 million and $19.2 million, respectively, compared to the same periods in 1993. The increase is primarily attributable to interest paid on deposit liabilities, short-term borrowings, and Federal Home Loan Bank advances. For the above periods, average interest-bearing deposits increased approximately $256 million and $322 million, respectively, with acquisitions accounting for the increase. Average short-term borrowing increased $383 million and $196 million, respectively. Federal Home Loan Bank advances increased $32 million and $95 million, respectively, for the above periods. The average rate paid on interest-bearing liabilities was 3.61% and 3.41%, respectively, for the three and nine months ended September 30, 1994 compared to 3.27% and 3.34%, respectively, for the same periods in 1993.

     During 1993, the Corporation entered into certain interest-rate swaps to reduce the volatility of the Corporation's net interest income. The impact of these instruments on net interest income for the third quarter of 1994 was to reduce interest income $16,000 (a decrease in investment securities interest income of $199,000 and an increase in interest income on loans of $183,000) and increase interest expense on long-term debt by $49,000. For the nine months ended September 30, 1994, interest income increased $1.5 million ($142,000 investment securities and $1,326,000 loans) and interest expense decreased $71,000. Reference is made to the "Financial Condition - Off-Balance Sheet" discussion below.

     Reference is made to the average balance sheet which follows this discussion for detailed yields and rates on the components of net interest income.

PROVISION FOR LOSSES ON LOANS

     The continued reduction in nonperforming loans and the strong reserve coverage of nonperforming loans resulted in the Corporation not recording provisions for losses on loans for the three and nine months ended September 30, 1994. For the same periods in 1993, the Corporation recorded provisions of $1.5 million and $9.0 million, respectively. Management does not expect to record any provision for losses on loans for the remainder of 1994 unless a significant increase in loans should occur or there should be a significant increase in nonperforming assets, neither of which management expects to occur.

NONINTEREST INCOME

     Noninterest income was $13.6 million for the third quarter of 1994, a decrease of $8.7 million from the same period in 1993, and a $6.4 million decrease from the second quarter of 1994. For the nine months ended September 30, 1994, noninterest income was $54.1 million, a $12.1 million decrease from the same period in 1993.

     The decrease was due primarily to investment securities losses of $8.1 million and $7.9 million for the three and nine months ended September 30, 1994, respectively, compared to investment securities gains of $514,000 and $4.0 million, respectively, for the same periods in 1993. The investment securities losses in the third quarter of 1994 related primarily to restructuring a portion of the available for sale investment securities portfolio in response to higher interest rates. It is expected that increased book yields will result in additional interest income of approximately $8.5 million over the next twelve months due to the sale of approximately $428 million of securities having an average maturity of thirteen months and the reinvestment in securities having an average maturity of approximately 30 months.

     Noninterest income also decreased due to a decline in profits and commissions from trading activities. Revenues from the SBA loan trading activities decreased $690,000 and $1.4 million, respectively, for the three and nine months ended September 30, 1994. For the same periods, revenues from the Capital Markets' operations declined $1.1 million and $1.4 million, respectively. The Corporation discontinued the Capital Markets' operations at the beginning of the second quarter of 1994. For the nine months ended September 30, 1994, the Capital Markets' operations had total revenues of $649,000 and total expenses of $955,000 compared to $3.0 million and $2.4 million, respectively, for the same period in 1993. The Corporation has also discontinued its computer service business which resulted in decreases in noninterest income of $92,000 and $318,000, respectively, for the two periods. Mortgage servicing income has also declined $169,000 and $824,000, respectively, for the two periods, due primarily to the high level of refinancing activity over the last two years.

     The above declines in noninterest income were partially offset by a third quarter 1994 favorable litigation settlement received by a subsidiary bank of $2.2 million, and an increase in service charges on deposits accounts of $718,000 and $2.7 million for the three and nine months ended September 30, 1994 as compared to the same periods in 1993, which was primarily related to acquisitions. Noninterest income for the nine months ended September 30, 1993, included a one-time gain of $901,000 related to a troubled debt restructuring.

     Management is continuing to seek and develop sources of noninterest income, and, as discussed below, has engaged Alex Sheshunoff Management Services, Inc. to assist in identifying fee income opportunities. It is expected that some of Sheshunoff's recommendations will be implemented in the fourth quarter of 1994 which should increase noninterest income.

NONINTEREST EXPENSE

     Noninterest expense was $60.8 million for the third quarter of 1994, an increase of 1.8% from the same period in 1993 and an increase of 1.3% from the second quarter of 1994. For the nine months ended September 30, 1994, noninterest expense was $178.3 million, an increase of 2.6% from the same period in 1993. Acquisitions accounted for approximately $5 million and $15 million, respectively, of the increase in noninterest expense.

     Salaries and employee benefits, the largest component of noninterest expense, were $26.8 million for the third quarter of 1994, an increase of 4% over the same period in 1993 and an increase of 1% over the second quarter of 1994. For the nine months ended September 30, 1994, salaries and employee benefits were $79.4 million, an increase of 4% over the same period in 1993. Acquisitions are the primary source of the increases which were partially offset by decreases in incentive compensation of $1.4 million and $2.8 million, respectively, for the three and nine months ended September 30, 1994. Full-time equivalent employees were 4,053 at September 30, 1994 compared to 2,992 for the same period in 1993.

     Noninterest expense for the third quarter of 1994 increased $2.4 million reflecting one-time acquisition-related expenses incidental to acquisitions completed during the third quarter of 1994. For the nine months ended September 30, 1994, the increase was only $623,000, as similar charges were incurred in 1993. Other significant increases in noninterest expenses for the three and nine months ended September 30, 1994 compared to 1993 were as follows: (i) occupancy and equipment expense increased $767,000 and $2.6 million, respectively, due to acquisitions and an increase in the number of locations and (ii) advertising and promotion increased $509,000 and $1.0 million, respectively, due to a marketing campaign by the Corporation's lead bank.

     Noninterest expense increases were partially offset by the following decreases in noninterest expense for the three and nine months ended September 30, 1994 as compared to the same periods in 1993: (i) for both periods in 1993, noninterest expense included one-time charges of $3.3 million for data processing conversion costs; (ii) amortization of intangibles declined $498,000 and $3.0 million, respectively, in the 1994 periods primarily due to accelerated amortization of intangibles in 1993; and (iii) other real estate expense declined $156,000 and $1.6 million, respectively, primarily due to improving asset quality.

     Noninterest expense increased $771,000 between the second and third quarters of 1994. Excluding the acquisition-related expenses of $2.4 million incurred in the third quarter as discussed previously, noninterest expense declined $1.6 million.

     Effective January 1, 1993, the Corporation adopted the provisions of SFAS Nos. 106 and 112 related to postretirement and postemployment benefits. The Corporation recorded the cumulative obligation of $9.6 million ($5.9 million after taxes) for postretirement and postemployment benefits upon adoption, which is recorded on the consolidated statement of earnings as a change in accounting principle. The ongoing impact on earnings of the adoption of SFAS Nos. 106 and 112 is not significantly different from previous practice.

     Management is continuing to evaluate programs intended to reduce expenses while maintaining quality customer service. Reference is made to the "Earnings Considerations for the Fourth Quarter of 1994" for a discussion of efforts to reduce expenses in future periods.

TAXES

     Applicable income taxes for the nine months ended September 30, 1994 were $22.9 million, resulting in an effective tax rate of 29.9%, which compares to $19.1 million, or an effective tax rate of 28.4% for the nine months ended September 30, 1993. Federal income taxes were provided at statutory rates of 35% for the nine months ended September 30, 1994 and 1993, which resulted from a retroactive tax rate increase which did not become effective until the third quarter of 1993. The increase in the effective rate for the nine months ended September 30 1994 as compared to the nine months ended September 30, 1993, is due primarily to a cumulative "catch up" of the amortization of certain intangible assets which were not deductible prior to the third quarter of 1993 when a new tax law became effective and to an increase in nontaxable municipal bond interest. The tax law changes effective in the third quarter of 1993 resulted in a tax benefit for the three and nine months ended September 30, 1993 of $2.9 million and $2.0 million, respectively. These amounts were partially offset by a one percent increase in the federal statutory tax rate to 35%.

     The Corporation adopted SFAS No. 109 effective January 1, 1993 and recorded a benefit in the first quarter of 1993 of $10.9 million from the cumulative effect of the accounting change. Additionally, the Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Reference is made to Note 1 to the consolidated financial statements in the 1993 Annual Report to Shareholders for further discussion. At September 30, 1994, the Corporation recorded a deferred tax asset of $8.6 million, the tax effect of the fair market valuation adjustment required by SFAS No. 115.

EARNINGS CONSIDERATIONS FOR THE FOURTH QUARTER OF 1994

     In connection with the Corporation's pending acquisition of GSSC and as part of both companies' continuing efforts to reduce expenses, both the Corporation and GSSC have retained the services of Alex Sheshunoff Management Services, Inc. (ASMS), a nationally recognized consulting firm, to make recommendations for improving the financial performance of each organization, and to facilitate the consolidation of the two organizations. Through the study of each organization, individually and collectively, certain opportunities to reduce costs and reengineer operations in order to become more efficient have already been, and more are expected to be, identified. Management of the Corporation and GSSC expect that there will be a reduction in the number of employees and branches in each organization regardless of whether the merger is consummated.

     The Corporation and GSSC expect the acquisition of GSSC to close by December 31, 1994; however, there can be no assurance that will be the case since the acquisition of GSSC is subject to receiving approval of both companies' shareholders and the satisfaction of certain other contractual closing conditions.

     Whether or not the acquisition is consummated, the Corporation and GSSC will each offer voluntary early retirement and voluntary separation programs in the fourth quarter of 1994 to facilitate the staff reductions. Charges associated with the early retirement and separation programs, along with other acquisition-and consolidation-related expenses have been preliminarily estimated to be between $18 million to $27 million after tax. Management of the Corporation estimates that charges associated with these items of between $3 million to $6 million after tax will be incurred by the Corporation in the fourth quarter of 1994 regardless of the status of the merger. The remaining charges are expected to be incurred in the quarter in which the acquisition of GSSC is actually consummated. The ranges of charges are based on currently available information as well as preliminary estimates and are subject to change. The ranges are provided as a preliminary estimate of the significance of the charges which may be required and should be viewed accordingly. The actual charges may vary substantially from the estimated ranges.

     In addition to the above charges, the Corporation has undertaken a marketing program in the fourth quarter of 1994 with a view to increasing the number of account relationships and the related dollar amount of loans in a segment of its consumer loan portfolio. A substantial part of the costs of this program will be incurred during the fourth quarter of 1994 and is expected to result in a significant increase in loan volume, interest income, and fee income in 1995 and future periods. Based on current estimates, the cost of this marketing program is expected to be between $7 million and $9 million after tax. This range is provided as a preliminary estimate of the significance of the charges that may be required, and the actual charges may vary substantially from these estimates.

     During the fourth quarter of 1994, the Corporation also has plans to sell approximately $100 million of securities in the available for sale investment securities portfolio to increase the asset sensitivity of the balance sheet and to position the Corporation to fund the anticipated loan volume related to the marketing program discussed in the previous paragraph. If the sale of these securities is executed, it is estimated that investment securities losses of approximately $3.6 million ($2.2 million after tax) would be recognized.

                          UNION PLANTERS CORPORATION
         CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------------------------
                                                                1994                                    1993
                                              -------------------------------------    --------------------------------------
                                                              INTEREST                                 INTEREST
                                                AVERAGE       INCOME/        YIELD/      AVERAGE       INCOME/       YIELD/
                                                BALANCE       EXPENSE         RATE       BALANCE       EXPENSE        RATE
                                              -----------    ---------       ------    ----------     ---------      ------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    financial institutions                    $     7,729    $      97       4.98%     $    26,681    $     258      3.84%
  Federal funds sold and securities
    purchased under agreements to resell           58,461          710       4.82          124,961          874      2.77
  Trading account securities                      168,255        2,613       6.16          125,437        1,535      4.85
  Loans held for resale                             7,290          144       7.84           88,251        1,454      6.54
  Investment securities (1) (2)                 3,002,134       43,463       5.74        2,703,226       39,487      5.80
  Loans, net of unearned income (1)             3,701,598       79,998       8.57        2,955,682       64,913      8.71
                                              -----------    ---------                 -----------    ---------
     TOTAL EARNING ASSETS (1) (2)               6,945,467      127,025       7.26        6,024,238      108,521      7.15
                                                             ---------                                ---------
  Cash and due from banks                         244,800                                  257,843
  Premises and equipment                          157,548                                  136,804
  Allowance for losses on loans                   (89,673)                                 (83,612)
   Other assets                                   217,142                                  229,179
                                              -----------                              -----------
     TOTAL ASSETS                             $ 7,475,284                              $ 6,564,452
                                              ===========                              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts                       $ 1,198,749        7,795       2.58%     $ 1,331,281        7,924      2.36%
  Savings deposits                              1,093,004        6,272       2.28          878,720        5,197      2.35
  Certificates of Deposit of
    $100,000 and over                             397,213        3,933       3.93          366,906        3,674      3.97
  Other time deposits                           2,388,670       25,080       4.17        2,244,674       21,804      3.85
  Short-term borrowings
    Federal funds purchased and
      securities sold under agreements
      to repurchase                               583,083        6,576       4.47          197,509        1,284      2.58
    Other                                           4,823           46       3.78            7,462           57      3.03
  Federal Home Loan Bank advances                 190,985        2,414       5.01          158,710        1,520      3.80
  Long-term debt
     Subordinated capital notes and
       debentures                                 114,770        2,154       7.45           74,292        1,830      9.77
     Other                                          2,224           63      11.24            2,882           73     10.05
                                              -----------    ---------                 -----------    ---------
     TOTAL INTEREST-BEARING LIABILITIES         5,973,521       54,333       3.61        5,262,436       43,363      3.27
  Demand Deposits                                 824,239                                  734,029
                                              -----------    ---------                 -----------    ---------
     TOTAL SOURCES OF FUNDS                     6,797,760       54,333                   5,996,465       43,363
                                                             ---------                                ---------
  Other liabilities                                85,134                                   77,174
  Unrealized loss on available
    for sale securities                              (487)                                       -
  Shareholders' equity                            592,877                                  490,813
                                              -----------                              -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                   $ 7,475,284                              $ 6,564,452
                                              ===========                              ===========
  NET INTEREST INCOME                                        $  72,692                                $  65,158
                                                             =========                                =========
  INTEREST RATE SPREAD                                                       3.65%                                   3.88%
                                                                             =====                                   ====
  NET INTEREST MARGIN                                                        4.15%                                   4.29%
                                                                             =====                                   ====
____________________________

(1)  Taxable-equivalent adjustments:
       Loans                                                 $     354                                $     387
       Securities                                                3,257                                    3,389
                                                             ---------                                ---------
                                                             $   3,611                                $   3,776
                                                             =========                                =========

(2)  Yields are calculated on historical cost and exclude the impact of the net unrealized loss on available for sale securities.

                          UNION PLANTERS CORPORATION
         CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------------------------
                                                                1994                                    1993
                                              -------------------------------------    --------------------------------------
                                                              INTEREST                                 INTEREST
                                                AVERAGE       INCOME/        YIELD/      AVERAGE       INCOME/       YIELD/
                                                BALANCE       EXPENSE         RATE       BALANCE       EXPENSE        RATE
                                              -----------    ---------       ------    ----------     ---------      ------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    financial institutions                    $     9,150    $     326       4.76%     $    46,317    $   1,303      3.76%
  Federal funds sold and securities
    purchased under agreements to resell           84,772        2,425       3.82          132,278        2,993      3.03
  Trading account securities                      162,747        6,591       5.41          122,436        4,837      5.28
  Loans held for resale                            19,945        1,022       6.85           54,400        2,663      6.54
  Investment securities (1) (2)                 2,995,106      125,524       5.60        2,701,948      121,241      6.00
  Loans, net of unearned income (1)             3,560,594      226,049       8.49        2,901,306      191,580      8.83
                                              -----------    ---------                 -----------    ---------
     TOTAL EARNING ASSETS (1) (2)               6,832,314      361,937       7.08        5,958,685      324,617      7.28
                                                             ---------                                ---------
  Cash and due from banks                         269,104                                  255,114
  Premises and equipment                          155,529                                  134,356
  Allowance for losses on loans                   (90,292)                                 (81,353)
  Other assets                                    223,811                                  226,817
                                              -----------                              -----------
     TOTAL ASSETS                             $ 7,390,466                              $ 6,493,619
                                              ===========                              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts                       $ 1,282,381       23,434       2.44%     $ 1,339,622       23,656      2.36%
  Savings deposits                              1,086,040       18,479       2.27          846,317       15,618      2.47
  Certificates of Deposit of
    $100,000 and over                             387,703       11,491       3.96          366,950       10,969      4.00
  Other time deposits                           2,396,816       71,247       3.97        2,277,694       67,312      3.95
  Short-term borrowings
    Federal funds purchased and
      securities sold under agreements
      to repurchase                               421,294       12,281       3.90          222,837        4,528      2.72
    Other                                           6,149          156       3.39            9,067          175      2.58
  Federal Home Loan Bank advances                 194,597        6,541       4.49           99,259        2,818      3.80
  Long-term debt
     Subordinated capital notes and
       debentures                                 114,757        6,242       7.27           74,292        5,489      9.88
     Other                                          2,630          202      10.27            5,244          350      8.92
                                              -----------    ---------                 -----------    ---------
     TOTAL INTEREST-BEARING LIABILITIES         5,892,367      150,073       3.41        5,241,282      130,915      3.34
  Demand Deposits                                 829,426                                  696,812
                                              -----------    ---------                 -----------    ---------
     TOTAL SOURCES OF FUNDS                     6,721,793      150,073                   5,938,094      130,915
                                                             ---------                                ---------
  Other liabilities                                84,286                                   88,297
  Unrealized gain on available
    for sale securities                             3,342                                        -
  Shareholders' equity                            581,045                                  467,228
                                              -----------                              -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                   $ 7,390,466                              $ 6,493,619
                                              ===========                              ===========
  NET INTEREST INCOME                                        $ 211,864                                $ 193,702
                                                             =========                                =========
  INTEREST RATE SPREAD                                                       3.67%                                   3.94%
                                                                             ====                                    ====
  NET INTEREST MARGIN                                                        4.15%                                   4.35%
                                                                             ====                                    ====
____________________________

(1)  Taxable-equivalent adjustments:
       Loans                                                 $     989                                $     929
       Securities                                               10,138                                    8,905
                                                             ---------                                ---------
                                                             $  11,127                                $   9,834
                                                             =========                                =========

(2)  Yields are calculated based on historical cost and exclude the impact of the net unrealized gain on available for sale securities.

                              FINANCIAL CONDITION

     The Corporation's total assets grew $1.0 billion to $7.5 billion at September 30, 1994 compared to September 30, 1993, and increased $901 million from December 31, 1993 to September 30, 1994 due primarily to acquisitions. Certain financial information for 1993 and for the first and second quarters of 1994 has been restated to reflect acquisitions accounted for using the pooling of interests method of accounting (see Note 2 to the consolidated financial statements). The table at the beginning of this discussion presents the impact of the 1994 acquisitions on the balance sheet as of the respective dates of acquisition of the institutions acquired. Average assets for the third quarter of 1994 were $7.5 billion compared to $6.6 billion for the third quarter of 1993. For the first nine months of 1994 average total assets were $7.4 billion compared to $6.5 billion for the same period in 1993.

SHORT-TERM INVESTMENTS AND TRADING ACCOUNT SECURITIES

     At September 30, 1994, short-term investments and trading account securities were $253 million. Average money market investments for the three and nine months ended September 30, 1994 were $242 million and $277 million, respectively, with average yields of 5.85% and 5.01%, respectively. This compares to $365 million and $355 million, respectively, with average yields of 4.48% and 4.44%, respectively, for the same periods in 1993. The increase in yield between the two periods is reflective of the increase in short-term interest rates over the first half of 1994.

INVESTMENT SECURITIES

     The Corporation's investment securities portfolio during the first nine months of 1994 represented 44% of average earning assets. The portfolio is invested in high quality marketable assets to provide liquidity, satisfy pledging requirements, and produce a steady earnings stream. The maturities and repricing characteristics are selected to achieve an overall matching of assets and liabilities. The average taxable-equivalent yield of the investment securities portfolio was 5.74% for the third quarter of 1994 compared to 5.80% for the same period in 1993. For the first nine months of 1994 the average yield was 5.60% compared to 6.00% for the same period a year ago. The difference in the fair value of the investment securities portfolio compared to its amortized cost has declined from a gain of $45.6 million at December 31, 1993 to a loss of $25.6 million at September 30, 1994, primarily due to the changing interest rate environment. Reference is made to Note 5 to the interim consolidated financial statements for a detailed presentation of the components of the investment securities portfolio.

     The REMIC and CMO issues in the investment securities portfolio are 88% U.S. Government Agency issues; the remaining 12% are readily marketable, nonagency collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues currently held are rated "AAA" by either Standard & Poors or Moodys. The REMIC and CMO portions of the investment securities portfolio have approximately 40% in monthly floating rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase at or near par to reduce the risk of premium write-offs on prepayments.

     The Corporation at September 30, 1994 had approximately $24.5 million of structured notes, which constitutes approximately .85% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government-agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index amortizing notes. The net unrealized loss in these securities at September 30, 1994 was approximately $790,000. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity.

     The Corporation adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. In adopting SFAS No. 115, the Corporation chose to initially classify all investment securities, except obligations of states and political subdivisions, as "Available for Sale" securities.

  AVAILABLE FOR SALE SECURITIES

     Available for sale securities were $2.0 billion at September 30, 1994 compared to $688 million at December 31, 1993. At September 30, 1994, the portfolio had unrealized gains of $5.4 million and unrealized losses of $27.3 million, which resulted in a net unrealized loss which was recorded as an adjustment to the carrying value of available for sale securities of $22.0 million ($13.4 million, net of taxes). At December 31, 1993, these securities had unrealized gains of $7.0 million and unrealized losses of $458,000.

  HELD TO MATURITY SECURITIES

     Held to maturity securities at September 30, 1994 were $907 million, consisting primarily of U.S. Treasury securities and obligations of states and political subdivisions. The held to maturity portfolio as of September 30, 1994 had unrealized gains of $9.5 million and unrealized losses of $13.4 million. At December 31, 1993, these securities totaled $2.0 billion having unrealized gains and losses of $41.6 million and $2.4 million, respectively. LOANS

  LOANS

     Loans at September 30, 1994 were $3.8 billion compared to $3.0 billion and $3.6 billion at September 30, 1993 and June 30, 1994, respectively. Average loans for the third quarter of 1994, excluding the impact of acquisitions, increased 25% over the same quarter in 1993 and 4% over the second quarter of 1994. Average loans represented 52% of the Corporation's earning assets for the first nine months of 1994 compared to 49% for the same period in 1993. Loan activity has been increasing as the economy has improved and management expects this growth to continue. Management started a marketing effort at the end of the third quarter of 1994 which is intended to increase loan volume. See the "Earnings Considerations for the Fourth Quarter of 1994."

ALLOWANCE FOR LOSSES ON LOANS

     The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the nine-month periods ended September 30, 1994 and 1993 and for the year ended December 31, 1993.

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ------------------------       FOR THE YEAR ENDED
                                                      1994           1993          DECEMBER 31, 1993
                                                   ----------     ----------      -------------------
                                                                 (DOLLARS IN THOUSANDS)
Balance at the beginning of
  the period                                       $    81,604    $    65,415          $    65,415
Provision charged to expense                                 -          9,033                9,743
Allowances of banks acquired (a)                         8,039         16,607               16,607
Recoveries                                               8,657          7,026                8,681
Charge-offs                                             (9,430)       (13,522)             (18,842)
                                                   -----------    -----------          -----------
Balance at the end of the period                   $    88,870    $    84,559          $    81,604
                                                   ===========    ===========          ===========
Loans outstanding at period end                    $ 3,759,681    $ 2,966,004          $ 3,092,828
                                                   ===========    ===========          ===========
Average loans during the period                    $ 3,560,594    $ 2,901,306          $ 2,928,635
                                                   ===========    ===========          ===========
Ratios:
  Allowance/period end loans                              2.36%          2.85%                2.64%
  Charge-offs/average loans (b)                            .35            .62                  .64
  Recoveries/average loans (b)                             .32            .32                  .29
  Net charge-offs (recoveries)/
    average loans (b)                                      .03            .30                  .35
  Provision/average loans (b)                               NM            .31                  .33

(a) At date of acquisition for acquisitions accounted for using the purchase method of accounting and as of January 1 for acquisitions accounted for using the pooling of interests method of accounting.

(b)  Amounts annualized for September 30, 1994 and 1993

NM = Not meaningful

     The adequacy of the allowance for losses on loans is reviewed quarterly taking into account current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan-loss experience, the level of classified and nonperforming loans, reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, and results of regulatory examinations. This analysis is performed on a bank-by-bank basis as well as being evaluated on a consolidated basis. This same type of analysis is performed by the Corporation in its due diligence evaluation of potential acquisition candidates.

     The allowance at September 30, 1994, was $88.9 million, an increase of $7.3 million over December 31, 1993, and compared to $84.6 million at September 30, 1993. The increase in the allowance over December 31, 1993 primarily reflects the allowances of banks acquired which totaled $8.0 million for the first nine months of 1994.

     The Corporation had net recoveries for the third quarter of 1994 of $519,000 compared to net recoveries of $835,000 for the same quarter a year ago. Charge-offs were $2.9 million for the third quarter of 1994 compared to $2.2 million for the same period last year. Recoveries were $3.4 million for the third quarter of 1994 compared to $2.8 million for the third quarter of 1993.

     The improving asset quality has resulted in the Corporation not making a provision for losses on loans for the first nine months of 1994 and management does not expect to record a provision for the remainder of 1994. The Corporation's ratios of allowance for losses on loans to loans and allowance for losses on loans to nonperforming assets are, compared to its peers, among the highest in the Southeast.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES


                                                      SEPTEMBER 30,         DECEMBER 31,
                                                   -------------------    --------------
                                                     1994      1993            1993
                                                   --------  --------     --------------
                                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans                                   $ 15,341  $ 16,682          $ 14,646
Restructured loans                                    1,225     7,455             7,525
                                                   --------  --------          --------
     Total nonperforming loans                       16,566    24,137            22,171
                                                   --------  --------          --------
Foreclosed property
  Other real estate owned,
    net of reserve for losses                         2,983     5,051             4,358
  Other foreclosed properties                           314       318               438
                                                   --------  --------          --------
     Total foreclosed properties                      3,297     5,369             4,796
                                                   --------  --------          --------
     Total nonperforming assets                    $ 19,863  $ 29,506          $ 26,967
                                                   ========  ========          ========
Loans 90 days or more past due
  and not on nonaccrual status                     $  3,982  $  5,581          $  4,944
                                                   ========  ========          ========
Nonperforming loans as a
  percentage of loans                                   .44%      .81%              .72%

Nonperforming assets as a
  percentage of loans and
  foreclosed properties                                 .53       .99               .87

Allowance for losses on loans
  as a percentage of
  nonperforming loans                                536.46    350.33            368.07

Loans 90 days or more past
  due and not on nonaccrual
  status as a percentage of loans                       .11       .19               .16



     Nonperforming assets at September 30, 1994 declined $9.6 million from $29.5 million at September 30, 1993 to $19.9 million at September 30, 1994, and declined $3.3 million from $23.2 million at June 30, 1994. The significant decline in nonperforming assets has resulted in a reserve coverage ratio of nonperforming loans that is among the highest for banks in the Southeast.

     The following table details the composition of nonaccrual loans and loans 90 days or more past due.


                                                                     SEPTEMBER 30, 1994
                                                             -------------------------------------
                                                             NONACCRUAL      LOANS 90 DAYS OR MORE
                                                                LOANS             PAST DUE
                                                             ----------      ---------------------
                                                                  (DOLLARS IN THOUSANDS)
Real estate loans
  Construction and land development                          $    369             $   117
  Secured by farmland                                           1,063                  24
  Secured by 1-4 family residential properties                  5,383               1,298
  Secured by nonfarm nonresidential properties                  3,152                 643
  Secured multifamily residential properties                        -                 164
                                                             --------             -------
     Total real estate                                          9,967               2,246

Commercial, financial, and agricultural loans                   4,342                 630
Consumer loans                                                  1,032               1,100
Direct lease financing                                              -                   6
                                                             --------             -------
     Total                                                   $ 15,341             $ 3,982
                                                             ========             =======


     The following table details the composition of the Corporation's other real estate owned, net of the reserve for losses on other real estate of $3.0 million.


                                                                     SEPTEMBER 30, 1994
                                                                  ----------------------
                                                                  (DOLLARS IN THOUSANDS)
Type of Property
- ----------------
  Construction and land development                                    $   286
  Farmland                                                                  22
  1-4 family residential properties                                      1,554
  Multifamily residential properties                                       290
  Commercial properties                                                    831
                                                                       -------
     Total other real estate owned,
       net of the reserve for losses                                   $ 2,983
                                                                       =======


POTENTIAL PROBLEM ASSETS

     Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, and include those assets where information about possible credit problems has caused management to have serious doubts as to the ability of such borrowers to comply with present repayment terms. Historically, these assets have been loans which have become nonperforming. At September 30, 1994, the Corporation had potential problem assets (all of which were loans) of $6.7 million.

ASSET LIABILITY MANAGEMENT

     The table which follows this discussion presents the Corporation's interest rate sensitivity analysis at September 30, 1994. The analysis has been made at a point-in-time and could change significantly on a daily basis. This analysis alone cannot be used to predict how the Corporation is positioned to react to changing interest rates. Other factors such as the mix of earning assets and interest-bearing liabilities, interest rate spreads, and the level of interest rates impact the Corporation's net interest income.

     Balance sheet simulation analysis is conducted to determine the impact on net interest income for the following twelve months under several interest-rate scenarios. One such scenario uses current rates at September 30, 1994 and holds the rates and volumes constant for the simulation. When this projection is subjected to immediate and parallel shifts in interest rates ("rate shock") of 200 basis points, first rising and then falling, the annual impact of the "rate shock" at September 30, 1994 on the Corporation's net interest income was a negative $6.2 million and a positive $1.1 million pretax, respectively, which is well within the Corporation's policy limits.

OFF-BALANCE-SHEET INSTRUMENTS

     The Corporation, on a limited basis, uses off-balance-sheet financial instruments to manage interest rate risk. Since December 31, 1993, there has been no significant change in the off-balance-sheet instruments.

     During 1993, the Corporation entered into certain interest-rate swaps to synthetically alter the repricing and maturity characteristics of certain on-balance sheet assets and liabilities. Other than the variable maturity feature of the loan swap discussed in footnote (c) to the table below, the interest rate swaps are straight forward and noncomplex. There has been no change in the notional amounts outstanding since December 31, 1993. The Corporation has a policy for its derivative products which has been approved and is monitored by the Funds Management Committee and the Board of Directors. The policy establishes individual positions for derivative products not to exceed $100 million notional amount and that open positions in the aggregate should not exceed 10% of consolidated total assets. Any exceptions to the policy must be approved by the Board of Directors. The open positions are reviewed monthly by the Funds Management Committee to monitor compliance with established policies. As of September 30, 1994, there are no positions which would be regarded as an exception to the Corporation's policy.

     The Corporation does have risk in the variable-rate loan swaps related to the possible extension of the maturity in the event of increased interest rates. As interest rates rise, the Corporation may be placed in a net payor position for a period of time, not to exceed January, 1999. However, the loans underlying the swap would also contribute more to net interest income. Accordingly, the Corporation believes there is minimal risk that these swaps will have any significant impact on net interest income.

     The Corporation entered into the interest-rate swaps described above to convert specific assets (loans and investment securities) from floating-rate to fixed-rate instruments and to convert a liability from a fixed rate to a floating rate. The Corporation is the end-user on all interest rate swaps and does not act as a dealer in these instruments. A summary of the Corporation's interest-rate swaps follows:


                                          CURRENT RATES  (a)                              YEAR TO DATE
                                      -------------------------                           NET INTEREST
BALANCE SHEET          NOTIONAL       VARIABLE       FIXED RATE        MATURITY              INCOME        UNREALIZED
INSTRUMENTS             AMOUNT        RATE PAID       RECEIVED           DATE               IMPACT (d)        LOSS
- ---------------        --------       ---------      ----------        --------           -------------    ----------
                    (IN MILLIONS)                                                         (IN MILLIONS)
Loans (b)                $ 150           4.90%          5.22%          1/96-99 (c)          $ 1.3            $ 10.0
Securities                 100           4.94           4.44           6/95                    .1               1.1
Long-term debt              50           4.75           4.46           5/96                    .1               1.7
                         -----                                                              -----            ------
     Total               $ 300                                                              $ 1.5            $ 12.8
                         =====                                                              =====            ======

(a) The variable rates paid are tied to the three-month LIBOR rate for the loans and six- month LIBOR rate for the investment securities and long-term debt swaps. The next repricing dates for the variable rates paid for the loans, investment securities, and long-term debt are January 1995, December 1994, and November 1994, respectively.

(b) The loan interest-rate swap was entered into to reduce the volatility of net interest income. At the time the swap was executed, management reduced the risk associated with stable or further declining interest-rates and the resultant impact on net interest income.

(c) This interest-rate swap's amortization period may change quarterly based on changes in the underlying index rate. If the index rate should be less than or equal to 5.3125% on January 5, 1996, the swap would terminate on that date. If the index rate should remain at the current rate (5.625%) through January 5, 1996 and thereafter, the swap would mature $109 million in January, 1996 and $41 million in April, 1996. The swap maturity has the potential to extend to January, 1999, in the event the index rate should be equal to or exceed 8.3125% on January 5, 1996 and for the remainder of the term of the swap.

(d) Reference is made to the "Earnings Analysis - Net Interest Income" discussion for a discussion of the impact of these swaps on interest income and interest expense.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                RATE-SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1994


                                                                     INTEREST-SENSITIVE WITHIN
                                         ---------------------------------------------------------------------------------------
                                                                                                                  NON-
                                          0-30      31-90    91-180    181-365      1-2       2-5      OVER     INTEREST-
                                          DAYS       DAYS     DAYS      DAYS       YEARS     YEARS    5 YEARS    BEARING   TOTAL
                                         ------    -------   ------    ------     -------   -------   -------   --------- -------
                                                                             (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases                       $   722   $   379   $   325   $   478    $   326   $   904   $   630   $    17   $ 3,781
  Investment securities                      388       273       280       380        648       617       312         -     2,898
  Other earning assets                       142        57        54         -          -         -         -         -       253
  Other assets                                 -         -         -         -          -         -         -       563       563
                                         -------   -------   -------   -------    -------   -------   -------   -------   -------
     Total assets                        $ 1,252   $   709   $   659   $   858    $   974   $ 1,521   $   942   $   580   $ 7,495
                                         =======   =======   =======   =======    =======   =======   =======   =======   =======
SOURCES OF FUNDS
  Money market deposits                  $   129   $   283   $     -   $   306    $    20   $   427   $     -   $     -   $ 1,165
  Other savings and time deposits            440       664       558       463        291     1,030        43         -     3,489
  Time deposits over $100,000                 79        78        83        66         52        43         3         -       404
  Short-term borrowings                      587        26         -         -          -         -         -         -       613
  Federal Home Loan Bank
    advances                                 100        18         3        15          9        29        16         -       190
  Long-term debt                               -         -         -         -          -         -       117         -       117
  Noninterest-bearing deposits                 -         -         -         -          -         -         -       848       848
  Other liabilities                            -         -         -         -          -         -         -        83        83
  Shareholders' equity                         -         -         -         -          -         -         -       586       586
                                         -------   -------   -------   -------    -------   -------   -------   -------    ------
     Total sources of funds              $ 1,335   $ 1,069   $   644   $   850    $   372   $ 1,529   $   179   $ 1,517   $ 7,495
                                         =======   =======   =======   =======    =======   =======   =======   =======   =======

Interest rate swaps                      $  (150)  $  (150)  $     -   $   100    $    50   $   150   $     -   $     -   $     -

Interest rate sensitivity gap            $  (233)  $  (510)  $    15   $   108    $   652   $   142   $   763   $  (937)  $     -

Cumulative interest rate
  sensitivity gap                        $  (233)  $  (743)  $  (728)  $  (620)   $    32   $   174   $   937   $     -   $     -

Cumulative gap as a percentage
  of total assets                             (3%)     (10%)     (10%)      (8%)       .4%        2%       13%        -%        -%

Management has made the following assumptions in the above analysis:

(a) Assets and liabilities are generally assigned to a period based upon their earliest repricing period when the repricing is less than the contractual maturity.

(b)  Nonaccrual loans are included in the noninterest-bearing category.

(c) Fixed-rate mortgage loan maturities are based on the principal-prepayment patterns of comparable mortgage-backed securities.

(d) The scheduled maturities of mortgage-backed securities and CMOs incorporate principal prepayment of these securities using current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.

(e) Securities available for sale are currently treated in the same manner as comparable securities in the held to maturity portfolio in that they are scheduled according to the earlier of their contractual maturities or earliest repricing dates; however, the maturities of callable agencies are scheduled according to their call dates when valued at a premium or par.

(f) Money-market deposits and savings deposits which have no contractual maturities are scheduled according to the Corporation's best estimate of their repricing to changes in market rates. This varies by product type and market.

(g) If all money-market, NOW, and savings deposits had been included in the 0-30 Days category above, at September 30, 1994, the cumulative gap as a percentage of earning assets would have been negative (31%), (30%), (30%), (24%), (15%), and positive 2%, respectively, for the 0-30 Days, 31-90 days, 91-180 Days, 181-365 Days, 1-2 years, and 2-5 years categories.

LIQUIDITY

     The Corporation's core deposit base is its most important and stable funding source. These deposits, along with short-term assets and investment securities in the available for sale portfolio, provide liquidity for the Corporation. The Corporation's deposit base is almost entirely comprised of "in-market" deposits, as the Corporation has no brokered deposits. Certificates of deposits of $100,000 or more represent only 7% of total deposits at September 30, 1994. The following table presents an analysis of the Corporation's deposits.



                                                              AVERAGE DEPOSITS
                                                   ----------------------------------------
                                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                   ------------------  ------------------
                                                    1994       1993     1994        1993
                                                   -------   -------   -------    -------
                                                             (DOLLARS IN MILLIONS)
Demand deposits                                    $   824   $   734   $   829    $   697
Money market accounts (a)                            1,199     1,331     1,282      1,340
Savings deposits (b)                                 1,093       879     1,086        846
Other time deposits (c)                              2,389     2,245     2,397      2,278
                                                   -------   -------   -------    -------
     Total core deposits                             5,505     5,189     5,594      5,161

Certificates of deposit
  of $100,000 and over                                 397       367       388        367
                                                   -------   -------   -------    -------
     Total deposits                                $ 5,902   $ 5,556   $ 5,982    $ 5,528
                                                   =======   =======   =======    =======


(a) Includes money market savings accounts, High Yield accounts, and super NOW accounts.

(b)  Includes regular and premium savings accounts and NOW accounts.

(c) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

     The Corporation's average deposits continued to grow during the first nine months of 1994 primarily due to acquisitions. Excluding the impact of acquisitions, average deposits declined approximately $210 million and $149 million, respectively, between the three and nine months ended September 30, 1994 and 1993. The decline was primarily due to the low interest-rate environment which has resulted in deposits leaving the banking system.

     The parent company's source of liquidity is management fees, dividends from subsidiaries, and working capital. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At September 30, 1994, the parent company had cash and cash equivalents totaling $92.5 million and had working capital of approximately $62.6 million. At October 1, 1994, the parent company could have received dividends from subsidiary banks without prior regulatory approval of $24.5 million. Additional dividends will be available depending on the future earnings of subsidiary banks. The amount of dividends available without regulatory approval has declined from the second quarter of 1994 due to the $98 million special dividend paid by UPNB incidental to the formation of four Tennessee Regional Banks. See "Reorganization of UPNB" above. This special dividend is not expected to have a material impact on parent company liquidity or its ability to pay normal quarterly dividends.

SHAREHOLDERS' EQUITY

     The Corporation's total shareholders' equity increased $78 million from December 31, 1993 to $586 million at September 30, 1994. The increase was due primarily to the issuance of Common Stock as consideration for acquisitions which increased shareholders' equity by $55 million. The balance, $23 million of the increase, was due primarily to retained net earnings less the adjustment for net unrealized loss on available for sale securities of $13 million. Dividends on Common Stock for the first nine months of 1994 totaled $14.3 million, or $.65 per share, while Preferred Stock dividends totaled $6.6 million.

CAPITAL ADEQUACY

     The following table presents capital adequacy information regarding the Corporation and the table on the following page presents the calculation of the Corporation's risk-based capital and associated ratios.

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                             -------------------  --------------
                                                               1994      1993          1993
                                                             --------  --------   --------------
Capital Adequacy Data
- ---------------------

Total shareholders' equity/total assets
  (at period end)                                              7.82%      7.68%        7.70%
Average shareholders' equity/
  average total assets                                         7.86       7.20         7.31
Tier 1 capital/unweighted assets
  (leverage ratio) (a)                                         7.51       7.13         7.28
Parent company long-term debt/equity                          19.59      14.90        22.59
Dividend payout ratio                                         41.82      31.20        33.66



____________________

(a)  Based on period-end capital and quarterly adjusted average assets


     At September 30, 1994, total shareholders' equity was 7.82% of total assets, and the Tier 1 leverage ratio was 7.51% compared to 7.28% at December 31, 1993 and 7.13% at September 30, 1993. The following table presents the Corporation's risk-based capital and its Tier 1 and total capital ratios. The capital ratios improved from September 30, 1993 to September 30, 1994, and declined slightly from December 31, 1993 to September 30, 1994 due to the impact of acquisitions. The regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL

                                                         SEPTEMBER 30,            DECEMBER 31,
                                                   --------------------------     ------------
                                                      1994           1993             1993
                                                   -----------    -----------     ------------
                                                           (DOLLARS IN THOUSANDS)
Tier 1 capital
  Shareholders' equity                             $   585,828    $   498,728     $   507,930
  Minority interest in
    consolidated subsidiaries                            1,588          1,588           1,588
  Less goodwill, other intangibles, and
    one-half of investment in
    unconsolidated subsidiaries                        (39,997)       (32,582)        (31,097)
  Fair value adjustment to available
    for sale securities (gain) loss                     13,385             NA              NA
  Deferred tax asset not qualifying for
    regulatory capital                                  (2,491)        (2,034)         (1,861)
                                                   -----------    -----------      ----------
     Total Tier 1 capital                              558,313        465,700         476,560

Tier 2 capital
  Allowance for losses on loans (a)                     47,590         40,486          39,940
  Qualifying long-term debt                             74,527         32,000          74,479
  Less one-half of investment in
    unconsolidated subsidiaries                            (18)          (101)           (136)
                                                   ===========    ===========     ===========
     Total capital                                 $   680,412    $   538,085     $   590,843
                                                   ===========    ===========     ===========

Risk-weighted assets (b)                           $ 3,765,918    $ 3,163,112     $ 3,153,549
                                                   ===========    ===========     ===========
Ratios as a percent of end of
  period risk-weighted assets

  Tier 1 capital                                         14.83%         14.72%          15.11%
  Total capital                                          18.07          17.01           18.74


(a)  Limited as required by regulatory guidelines.
(b) Based on risk-weighted assets as defined by regulatory guidelines. NA= Not applicable

REDEMPTION OF SERIES C PREFERRED STOCK

     The Corporation called for redemption on October 31, 1994, at par value plus accrued dividends, its 10 3/8% Increasing Rate, Redeemable, Cumulative Preferred Stock, Series C. The redemption is not expected to have a significant impact on the capital ratios or liquidity of the Corporation.

QUARTERLY COMMON STOCK DIVIDEND

     On October 27, 1994, the Corporation's Board of Directors declared a quarterly dividend of $.23 per share on the Corporation's Common Stock outstanding. The dividend is payable November 18, 1994, to shareholders of record on November 7, 1994.

IMPACT OF PROPOSED ACCOUNTING STANDARDS

     Reference is made to page 48 of the Corporation's 1993 Annual Report to Shareholders for a discussion of certain proposed accounting standards. Additionally, the following accounting standards were issued in October, 1994.

SFAS NO. 118, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME
     RECOGNITION AND DISCLOSURES"

     This Statement amends SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish this, it eliminates the provisions in SFAS No. 114 that describe how a creditor should report income on an impaired loan. The Statement does not change the requirement that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Statement is effective concurrent with the effective date of SFAS No. 114, that is, for financial statements for fiscal years beginning after December 15, 1994. The impact of this Statement has not been quantified but it is not expected to have a material impact on the Corporation's financial condition or results of operations.

SFAS NO. 119, "DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE
     OF FINANCIAL INSTRUMENTS"

     This Statement requires disclosures about derivative financial instruments
- - futures, forwards, swaps, and option contracts, and other financial instruments with similar characteristics. It amends existing requirements of SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 107, "Disclosures about Fair Value Instruments." The Statement requires disclosure concerning the amounts, nature, and terms of derivative financial instruments. For entities that hold or issue derivative financial instruments for trading purposes, this Statement requires disclosure of average fair value and of net trading gains or losses. For entities that hold or issue derivative financial instruments for purposes other than trading, it requires disclosure about the purposes and about the method of reporting these instruments in the financial statements. For entities that hold or issue derivative financial instruments and account for them as hedges of anticipated transactions, it requires disclosure about the anticipated transaction, the classes of derivative financial instruments used to hedge those transactions, the amount of hedging gains and losses deferred, and the transactions or other events that result in recognition of the deferred gains or losses. SFAS No. 119 is effective for financial statements issued for fiscal years ending after December 15, 1994.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The information called for by this item is incorporated by reference to
Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1993; Note 19 to the Corporation's consolidated financial statements on page 33 of the 1993 Annual Report to Shareholders; in Note 19 to the Corporation's 1993 financial statements (these statements became the historical financial statements on October 20, 1994) filed as Exhibit 99(b) to the Corporation's Current Report on Form 8-K dated October 20, 1994 (8-K); in
Note 19 to Exhibit 99(c) of the 8-K; in Note 10 to the Corporation's quarterly report on Form 10-Q dated March 31, 1994; in Note 10 to the Corporation's consolidated financial statements dated June 30, 1994 included as Exhibit 99(c) to the Corporation's current report on Form 8-K dated October 20, 1994; and in
Note 10 of the interim unaudited consolidated financial statements in Part I hereof.

ITEM 2 - CHANGES IN SECURITIES

     Pursuant to the terms of the Corporation's Charter of Incorporation, notice was duly given, during the third quarter, of the redemption in whole of the Corporation's 10 3/8% Increasing Rate, Redeemable, Cumulative Preferred Stock, Series C, to be made October 31, 1994, at the Redemption Price of $25.00 plus accrued dividends thereon.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

ITEM 5 - OTHER INFORMATION
     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
                2 - Agreement and Plan of Reorganization dated July 1, 1994 between Union Planters Corporation and GSSC Acquisition Company, Inc. and Grenada Sunburst System Corporation, Sunburst Bank, Mississippi and Sunburst Bank, Louisiana (filed as Exhibit 2 (a) to the Corporation's Current Report on Form 8-K dated July 26, 1994).

               11 -  Computation of Per Share Earnings

               27 -  Financial Data Schedule (for SEC purposes only)

     (b)  Reports on Form 8-K:

               Date of Current
                   Report                                              Subject
               ---------------                               ---------------------------
               1.   July 1, 1994              Announcement of the signing of a definitive agreement to acquire Grenada Sunburst
                                              System Corporation (GSSC)

               2.   July 21, 1994             Second quarter 1994 earnings press release

               3.   July 26, 1994             Definitive agreement to acquire GSSC and audited financial statements and first quarter interim financial statements for GSSC

               4.   August 18, 1994           Pro forma financial statements for June 30, 1994

               5.   August 19, 1994           Interim financial statements dated June 30, 1994 for BNF BANCORP, Inc. and Grenada
                                              Sunburst System Corporation

               Date of Current
                   Report                                              Subject
               ---------------                               ---------------------------
               6.   September 1, 1994         Acquisition of BNF BANCORP, Inc.

               7.   September 19, 1994        1993 Supplementary Consolidated Financial Statements and Supplementary Interim
                                              Consolidated Financial Statements dated June 30, 1994, restated for the BNF BANCORP,
                                              Inc.  acquisition for 1993 and for BNF BANCORP, Inc. and other recently completed acquisitions in 1994

               8.   September 28, 1994        Press Release disclosing certain one-time charges that were expected to be incurred in the third and fourth quarters of 1994

               9.   October 20, 1994          Press Release announcing third quarter 1994 operating results and filing the 1993 consolidated financial statements as the historical financial statements of Union
                                              Planters Corporation effective October 20, 1994

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               UNION PLANTERS CORPORATION
                                          ------------------------------------
                                                      (Registrant)


Date:   November 10, 1994
       -------------------



                                      By:   /s/ Benjamin W. Rawlins, Jr.
                                          ------------------------------------
                                               Benjamin W. Rawlins, Jr.
                                              Chairman of the Board and
                                               Chief Executive Officer



                                      By:   /s/ John W. Parker
                                          ------------------------------------
                                                   John W. Parker
                                              Executive Vice President and
                                                Chief Financial Officer



                                      By:   /s/ M. Kirk Walters
                                          ------------------------------------
                                                   M. Kirk Walters
                                            Senior Vice President, Treasurer
                                              and Chief Accounting Officer