Form 10-K405
period 1994-12-31
UNION PLANTERS CORP
filed 1995-03-23
CIK 100893

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1994

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to
                                           ----------    ----------

                          Commission File No. 1-10160

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

              Tennessee                              62-0859007
       (State of incorporation)           (IRS Employer Identification No.)

             7130 Goodlett Farms Parkway, Memphis, Tennessee 38018 (address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (901) 383-6000

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

                      Yes   X                  No
                         ------                   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1995 was approximately $909,444,000.

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                     REGISTRANT'S CLASSES OF COMMON STOCK.

            CLASS                         OUTSTANDING AT FEBRUARY 28, 1995

       Common Stock having a par                      40,325,357
       value of $5 per share
       (title of class)


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                               Part of Form 10-K
                                                                               -----------------
                Documents Incorporated                                       into which Incorporated
                ----------------------                                       -----------------------
1.   Certain parts of the Annual Report to Shareholders                      Items 1, 2, 5, 6, 7, and 8
     for the year ended December 31, 1994

2.   Certain parts of the Definitive Proxy Statement for                               Part III
     the Annual Shareholders Meeting to be held April 27, 1995

                        FORM 10-K CROSS-REFERENCE INDEX


                                                                                                                Page Number
                                                                                                                -----------
PART I

     Item 1.   Business                                                                                               3

     Item 1a.  Executive Officers of the Registrant                                                                  11

     Item 2.   Properties                                                                                            11

     Item 3.   Legal Proceedings                                                                                     12

     Item 4.   Submission of Matters to a Vote of Security Holders                                                    *


PART II

     Item 5.   Market for the Registrant's Common Stock and
                      Related Stockholder Matters                                                                    14

     Item 6.   Selected Financial Data                                                                               14

     Item 7.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                                  14

     Item 8.   Financial Statements and Supplementary Data                                                           14

     Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                                                             *


PART III

     Item 10.  Directors and Executive Officers of the Registrant                                                    14

     Item 11.  Executive Compensation                                                                                14

     Item 12.  Security Ownership of Certain Beneficial Owners and
                      Management                                                                                     14

     Item 13.  Certain Relationships and Related Transactions                                                        15


PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K                                                                                    15

SIGNATURES                                                                                                           16



* Not Applicable

                                     PART I

                               ITEM 1.  BUSINESS

GENERAL

     Union Planters Corporation (the Corporation), a $10.0 billion multi-bank holding company and savings and loan holding company incorporated in 1971 under the laws of the state of Tennessee and headquartered in Memphis, Tennessee, is the second-largest financial institution holding company headquartered in Tennessee. The Corporation at December 31, 1994 had the largest deposit base of any Tennessee bank holding company headquartered in Tennessee. The Corporation's activities are conducted through its two principal banking subsidiaries, the $2.2 billion Union Planters National Bank (UPNB) headquartered in Memphis, Tennessee and the $2.0 billion Sunburst Bank, Mississippi, headquartered in Grenada, Mississippi; 40 other banking subsidiaries and five savings and loan subsidiaries located in Tennessee, Mississippi, Arkansas, Louisiana, Alabama, and Kentucky (collectively, banking subsidiaries). Reference is made to the 1994 Annual Report to Shareholders for a listing of communities served on page 70, Table 15, and the map on the inside cover of the report for additional information regarding the size, locations, and markets served by the Corporation's subsidiaries.

     The Corporation, through its subsidiaries, provides a diversified range of banking and financial services in the communities in which it operates, including consumer, commercial and corporate lending; retail banking; mortgage banking; and other ancillary financial services normally furnished by full-service financial institutions. The Corporation also is engaged in mortgage servicing; investment management and trust service; the issuance and servicing of credit and debit cards; and the origination, packaging, and securitization of loans, primarily the government-guaranteed portions of Small Business Administration (SBA) loans.


       GOVERNMENTAL SUPERVISION AND REGULATION OF FINANCIAL INSTITUTIONS

     As a bank holding company, the Corporation is subject to the regulation and supervision of the Federal Reserve. In addition, as a savings and loan holding company, the Corporation is registered with the Office of Thrift Supervision (the "OTS") and is subject to OTS regulations, supervision and reporting requirements. The Corporation's bank subsidiaries that are national banking associations are subject to supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC"). State bank subsidiaries of the Corporation which are members of the Federal Reserve System are subject to supervision and examination by the Federal Reserve and the state banking authorities of the states in which they are located. State bank subsidiaries which are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The Corporation's savings bank subsidiaries are subject to supervision and examination by the OTS. The Corporation's banking subsidiaries are subject to various requirements and restrictions, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans and other extensions of credit that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banks. In addition to the impact of regulation, the subsidiary banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

     The Bank Holding Company Act of 1956 ("BHCA"), as amended, generally requires the prior approval of the Federal Reserve where a bank holding company proposes to acquire direct or indirect ownership or control of more than five percent of the voting shares of any bank or otherwise to acquire control of a bank or to merge or consolidate with any other bank holding company. The BHCA generally prohibits the Federal Reserve from approving an application by a bank holding company to acquire a bank located in another state before September 29, 1995, unless such an acquisition is specifically authorized by statute of the state in which the bank to be acquired is located. Tennessee has adopted reciprocal regional interstate banking legislation permitting Tennessee-based bank holding companies to acquire banks and bank holding companies in certain other states and allowing bank holding companies located in certain states other than Tennessee to acquire banks and bank holding companies located in Tennessee.

     A bank holding company is generally prohibited under the BHCA from acquiring voting shares of any company which is not a bank, and from engaging in any activities other than those of banking or of managing or controlling banks or furnishing services to, or performing services for its subsidiaries. An exception to these prohibitions permits a bank holding company to engage in, or to acquire an interest in a company, such as a thrift institution, which engages in activities that the Federal Reserve has determined are so closely related to banking or managing or controlling banks as to be a proper incident thereto.

CAPITAL ADEQUACY

     The Federal Reserve has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet activities such as standby letters of credit) is eight percent. At least half of the Total Capital must be composed of "Tier 1 Capital" which consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder, which is Tier 2 Capital, may consist of subordinated debt (or certain other qualifying debt issued prior to March 12, 1988), other preferred stock and a limited amount of loan loss reserves.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill (the "Leverage Ratio") of three percent for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least three percent plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve has not advised the Corporation of any specific minimum Leverage Ratio applicable to the Corporation.

     The federal bank regulatory agencies have issued various proposals to amend the risk-based capital guidelines for banks and bank holding companies. Under one proposal, banks would be required to give explicit consideration to interest-rate risk as an element of capital adequacy by maintaining capital to compensate for such risk in an amount measured by the bank's exposure to interest rate risk in excess of a regulatory threshold. A proposal recently issued by the Federal Reserve and expected to be joined in by the other bank regulatory agencies increases the amount of capital required to be carried against certain long-term derivative contracts; in addition, the proposal recognizes the effect of certain bilateral netting arrangements in reducing potential future exposure under these contracts. The Corporation believes that these changes will not, if adopted, have a material effect on the company's compliance with capital adequacy requirements.

     Failure to meet minimum capital requirements can subject an institution to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits. As described below, under the "Prompt Corrective Action" regulations, substantial additional restrictions can be imposed upon FDIC-insured institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action" below.

     At December 31, 1994, the Corporation's total risk based capital ratio was 14.75%, its Tier 1 Capital ratio was 12.22% and its Leverage Ratio was 7.18%. In addition, each of the Corporation's banking subsidiaries satisfied the minimum capital requirements applicable to it and had the requisite capital levels to qualify as a "well-capitalized" institution under the prompt corrective action provisions discussed below.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") enacted in December 1991 requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet their minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under capital regulations, a bank is defined to be well capitalized if it maintains a Leverage Ratio of at least five percent, a Tier 1 Capital ratio of at least six percent and a Total Capital ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it meets all of its minimum capital requirements as described above under "Capital Adequacy." In addition, a bank will be considered to be undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than two percent of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

      Regardless of their capital levels, all institutions are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels to be considered adequately capitalized. An undercapitalized institution is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters. Pursuant to the guarantee, the institution's holding company would be liable up to the lesser of five percent of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. If the controlling bank holding company should fail to fulfill its obligations under the guarantee and should file (or should have filed against it) a petition under the federal Bankruptcy Code, the appropriate federal banking regulator could have a claim as a general creditor of the bank holding company, and, if the guarantee were deemed to be a commitment to maintain capital under the federal Bankruptcy Code, the claim would be entitled to priority in such bankruptcy proceeding over the claims of third-party creditors of the bank holding company.

     The regulatory agencies have discretionary authority to reclassify well capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions if the agency should determine after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which can consist of the receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution which should fail to submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization; broader application of restrictions on transactions with affiliates; limitations on interest rates paid on deposits, asset growth and other activities; possible replacement of directors and officers; and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior regulatory approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution should become critically undercapitalized, the institution would be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it should remain critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

DIVIDEND RESTRICTIONS

The Corporation is a legal entity separate and distinct from its banking subsidiaries and nonbank subsidiaries. The Corporation's revenues (on a parent company only basis) result, in significant part, from dividends paid to the Corporation by its subsidiaries. The right of the Corporation, and consequently the right of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

     There are statutory and regulatory requirements applicable to the payment of dividends by the Corporation's banking subsidiaries to the Corporation. Each national banking association subsidiary of the Corporation is required by federal law to obtain the prior approval of the Comptroller for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks may only pay dividends to the extent that their retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). The Corporation's state-chartered bank subsidiaries are subject to similar restrictions on the payment of dividends by the respective state laws under which they are organized. Furthermore, as described above under "Prompt Corrective Action," all depository institutions are prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. In accordance with the specified calculations, at December 31, 1994, approximately $22 million was available for distribution to the Corporation without obtaining prior regulatory approval. Future dividends will primarily depend upon the level of earnings of the subsidiary banks of the Corporation. It is the policy of the Federal Reserve that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice. In addition, it is the position of the Federal Reserve Board that as a bank holding company, the Corporation is expected to act as a source of financial strength to each of its subsidiary banks. See "Support of Subsidiary Banks" below.

SUPPORT OF SUBSIDIARY BANKS

     Under Federal Reserve policy, the Corporation is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Corporation may not be inclined to provide it. Moreover, if one of its subsidiary banks should become undercapitalized, under FDICIA the Corporation would be required to guarantee the subsidiary bank's compliance with its capital plan in order for such plan to be accepted by the federal regulatory authority. See "Prompt Corrective Action" above.

     Under the "cross guarantee" provisions of the Federal Deposit Insurance Act, any FDIC-insured subsidiary of the Corporation may be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the "default" of any other commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC- insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

     Because it is a bank holding company, any capital loans made by the Corporation to subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of certain other creditors of the bank holding company.

TRANSACTIONS WITH AFFILIATES

     Provisions of the Federal Reserve Act impose restrictions on the type, quantity and quality of transactions between "affiliates" (as defined below) of an insured bank and the insured bank (including its bank holding company and its nonbank subsidiaries). The purpose of these restrictions is to prevent misuse of the resources of an insured institution by its uninsured affiliates. An exception to most of these restrictions is provided for transactions between two insured banks that are within the same holding company where the holding company owns 80% or more of each of these banks (the "sister bank" exception). The restrictions also do not apply to transactions between an insured bank and its wholly owned subsidiaries. These restrictions include limitations on the purchase and sale of assets and extensions of credit by the insured bank to its holding company or its nonbank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with their nonbank or nonsavings bank affiliates to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the insured bank and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the bank. "Covered transactions" are defined by statute to include loans or other extensions of credit as well as purchases of securities issued by an affiliate; purchases of assets (unless otherwise exempted by the Federal Reserve); the acceptance of securities issued by the affiliate as collateral for a loan; and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Further, provisions of the BHCA, as amended, prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. As used herein, "affiliate" means generally any company that controls the insured bank, a company which is under common control with the insured bank and a bank subsidiary of the insured bank.

FDIC INSURANCE ASSESSMENTS

     The subsidiary banks of the Corporation are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule which has increased the assessment rates for most FDIC-insured depository institutions. Under the present schedule, the annual premiums range from $.23 to $.31 for every $100 of deposits. As noted in the following paragraph, there is a proposal to reduce the minimum annual premium for banks (but not savings associations) from $.23 to $.04 per $100 of deposits. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. Therefore, the actual assessment rate applicable to a particular institution will depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

     The legislation adopted in August 1989 to provide for the resolution of insolvent savings associations also required the FDIC to establish separate deposit insurance funds -- the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. The law also requires the FDIC to set deposit insurance premium assessments at such levels as will cause BIF and SAIF to reach their "designated reserve ratios" of
1.25 percent of the deposits insured by them within a reasonable period of time. Because of the low costs of resolving bank insolvencies in the last few years, BIF is expected to reach its designated reserve ratio within one or two years at which time the FDIC will be required to lower deposit insurance assessment rates on banks to those substantially lower levels that will maintain the balance in BIF in the required relationship to insured bank deposits. It has been proposed that the annual bank deposit insurance minimum premium should be reduced from $.23 to $.04 per $100 of deposits. However, the balance in SAIF is not expected to reach the designated reserve ratio for far longer than it is expected the BIF to reach its mandated balance, as the law provides that a significant portion of the costs of resolving past insolvencies of savings associations must be paid from this source. Accordingly, while the BIF and SAIF assessment rates are presently the same, it is likely that SAIF rates will be significantly higher than BIF rates in the future. Since the Corporation acquired substantial amounts of SAIF-insured deposits from savings associations during the years from 1989 to the present which cannot be converted from SAIF to BIF insurance under present law, it may be required to pay insurance assessments on these acquired deposits at rates significantly higher than the rates charged by BIF. At December 31, 1994, the Corporation had approximately $6.4 billion BIF-insured deposits and $1.5 billion SAIF-insured deposits. While the amount of additional deposit insurance assessments to be incurred cannot be calculated at this time because the differential likely to develop between SAIF and BIF is not known, the Corporation does not expect that such additional deposit insurance costs will have a significant, adverse effect on its earnings.

OTHER BANKING LEGISLATION

     In addition to the matters noted above, FDICIA made other significant changes to the federal banking laws in 1991. FDICIA instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits.

     Standards for Safety and Soundness. FDICIA requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository-institution holding companies relating to: (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. Where safety and soundness is an issue or where a depository institution is subject to a regulatory order, it is prohibited from entering into or providing employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss, but (subject to certain exceptions) may not prescribe specific compensation levels or ranges for directors, officers or employees. In addition, the federal banking regulatory agencies are required to prescribe, by regulation, standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; and (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies.

     Brokered Deposits. The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a bank may not lawfully accept, roll over or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that may not receive brokered deposits also may not offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because the Corporation's banking subsidiaries at December 31, 1994, had the requisite capital levels to qualify as well capitalized institutions, the Corporation believes the brokered deposits regulation will have no material effect on the funding or liquidity of any of its banking subsidiaries.

     Consumer Protection Provisions. FDICIA seeks to encourage enforcement of existing consumer protection laws and enacted new consumer-oriented provisions including a requirement of notice to regulators and customers of any proposed branch closing and provisions intended to encourage the offering of "lifeline" banking accounts and lending in distressed communities. FDICIA also requires depository institutions to make additional disclosures to depositors with respect to the rate of interest paid on and the terms of their deposit accounts.

     Institutional Exposure. FDICIA also requires the Federal Reserve to prescribe standards which limit the risks posed by an insured institution's "exposure" to any other depository institution to limit the risks that the failure of a large depository institution would pose to another insured depository institution. FDICIA broadly defines "exposure" to include extensions of credit to the other institution; purchases of, or investments in, securities issued by the other institution; securities issued by the other institution and accepted as collateral for an extension of credit to any person; and all similar transactions which the Federal Reserve has defined by regulation to be "exposure." The Federal Reserve has promulgated procedures and "benchmark" standards to limit an insured depository institution's credit and settlement exposure to each of its correspondent banks.

     Miscellaneous. FDICIA also made extensive changes in the applicable rules regarding audit, examinations and accounting. FDICIA generally requires annual, on-site, full-scope examinations by each FDIC-insured bank's primary federal regulator. FDICIA also imposes new responsibilities on management, the independent audit committee and outside accountants to develop, approve or attest to reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

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

     Interstate Banking and Community Development Legislation. In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and adequately managed, one year after enactment of the legislation (i.e., after September 29, 1995), to acquire banks located in states outside their home states regardless of whether such acquisitions are prohibited under the law of any state; (ii) by permitting the interstate merger of such banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date; (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) by permitting one year after enactment of the legislation a bank to engage in certain agency relationships (receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same State or a different State than the agent bank; and (v) by permitting foreign banks to establish, with approval of the regulators, in the United States branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so. One effect of this legislation would be to permit the Corporation to acquire banks and bank holding companies located in any state and to permit banking organizations located in any state to acquire banks and bank holding companies headquartered in Tennessee. Overall, this legislation is likely to have the effects of increasing consolidation and competition and promoting geographic diversification in the banking industry.

     The Riegle Community Development and Regulatory Improvement Act, also enacted in September 1994, is intended to (i) increase the flow of loans to businesses in distressed communities by providing incentives to lenders to provide credit within those communities; (ii) remove impediments to the securitization of small business loans; (iii) provide for a reduction in paperwork and to streamline bank regulation through, for example, the coordination of examinations in a bank holding company context, a reduction in the number of currency transaction reports required, improvements to the National Flood Insurance Program that include enabling lenders to force place flood insurance; and (iv) increase the level of consumer protection provided to customers in banking transactions. The Corporation believes that these provisions of the new law will not have a material effect on its operation.

PERSONNEL

     As of February 28, 1995, the Corporation, including all subsidiaries, had 5,360 employees (including 851 part-time employees).

STATISTICAL DISCLOSURES

     The statistical information required by Item 1 may be found in the 1994 Annual Report to Shareholders, and, to the extent indicated, is incorporated herein by reference, as follows:


                                                                                                 Page in the Corporation's
                                                                                                   1994 Annual Report to
                                                                                                        Shareholders*
                                                                                                 -------------------------

     Guide 3 Disclosure
     ------------------
  I.      Distribution of Assets, Liabilities, and
          Shareholders' Equity; Interest Rates and
          Interest Differential
          A.   Average Balance Sheet                                                                         27
          B.   Net Interest Earnings Analysis                                                                27
          C.   Rate/Volume Analysis                                                                          28

 II.      Investment Portfolio
          A.   Book Value of Investment Securities                                                    32, 48, 49 and 50
          B.   Maturities of Investment Securities                                                        49 and 50
          C.   Investment Securities Concentrations                                                     Not applicable

III.      Loan Portfolio
          A.   Types of Loans                                                                             29 and 50
          B.   Maturities and Sensitivity of
               Loans to Changes in Interest Rates                                                     Follows this table
          C.   Risk Elements
               1.   Nonaccrual, Past Due 90 Days
                    or More, and Restructured Loans                                                          29
               2.   Potential Problem Loans                                                                  20
               3.   Foreign Outstandings                                                                Not significant
               4.   Loan Concentrations                                                                      19
          D.   Other Interest-Bearing Assets                                                            Not significant

 IV.      Summary of Loan Loss Experience
          A.   Analysis of Allowance for Loan Losses                                                         30
          B.   Allocation of the Allowance for Loan Losses                                                   29

                                                                                                 Page in the Corporation's
                                                                                                   1994 Annual Report to
                                                                                                        Shareholders*
                                                                                                 -------------------------
  V.      Deposits
          A.   Average Balances                                                                            27 and 28
          B.   Maturities of Large Denomination
               Certificates of Deposit                                                                 Follows this table
          C.   Foreign Deposit Liability Disclosure                                                      Not significant

 VI.      Return on Equity and Assets
          A.   Return on Assets                                                                                9
          B.   Return on Equity                                                                                9
          C.   Foreign Deposit Liability Disclosure                                                      Not significant
          D.   Equity to Assets Ratio                                                                          9

VII. Short-Term Borrowings                                                                                 51 and 52


*Unless otherwise noted


The following table presents the maturities and sensitivities of the Corporation's loans to changes in interest rates at December 31, 1994:

                                                      DUE     DUE AFTER ONE      DUE AFTER
                                                    WITHIN     BUT WITHIN          FIVE
                                                   ONE YEAR    FIVE YEARS          YEARS
                                                   --------   -------------      ---------
                                                          (DOLLARS IN THOUSANDS)
Commercial, Financial, and Agricultural            $826,537       $349,075        $189,117

Real Estate-Construction                            151,060         53,648          20,883
                                                   --------       --------        --------

     Total                                         $977,597       $402,723        $210,000
                                                   ========       ========        ========

Fixed Rate                                                        $294,796        $ 97,274
                                                                  ========        ========

Variable Rate                                                     $107,927        $112,726
                                                                  ========        ========


The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over:

                                                                  DECEMBER 31,
                                                                      1994
                                                                  ------------
                                                             (DOLLARS IN THOUSANDS)
Under 3 Months                                                    $297,279

3 to 6 Months                                                      131,407

6 to 12 Months                                                     103,207

Over 12 Months                                                     175,443
                                                                  --------

     Total                                                        $707,336
                                                                  ========

                 ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following lists the executive officers of the Corporation. Information regarding the executive officers, their ages, their present positions held with the Corporation and its subsidiaries, and their principal occupations for the last five years are as follows:

                                    Position of Executive Officers
     Name                           with the Corporation and UPNB                                                 Age
     ----                           ------------------------------                                               -----
Benjamin W. Rawlins, Jr.            Chairman of the Board and                                                      57
                                    Chief Executive Officer of the Corporation;
                                    Chairman of the Board and
                                    Chief Executive Officer of UPNB

Jackson W. Moore                    President and Chief Operating Officer                                          46
                                    of the Corporation

Jack W. Parker                      Executive Vice President and                                                   48
                                    Chief Financial Officer of the Corporation;
                                    Executive Vice President of UPNB

M. Kirk Walters                     Senior Vice President, Treasurer, and                                          54
                                    Chief Accounting Officer of the Corporation;
                                    Senior Vice President of UPNB

James A. Gurley                     Executive Vice President of the Corporation;                                   61
                                    Executive Vice President of UPNB

Mr. Rawlins has been Chairman of the Board of the Corporation and UPNB since April 1989 and January 1986, respectively. He has also served as Chief Executive Officer of the Corporation and UPNB since September 1984. Mr. Rawlins was President of the Corporation from September 1984 until he was elected Chairman.

Mr. Moore has been President of the Corporation since April 1989. In April 1994, Mr. Moore was elected Chief Operating Officer of the Corporation. He is also Chairman of PSB Bancshares, Inc. and is a Vice President and Director of its subsidiary, The Peoples Savings Bank (not an affiliate bank of the Corporation), located in Clanton, Alabama. He has served on the Boards of the Corporation and UPNB since 1986.

Mr. Parker has been Executive Vice President and Chief Financial Officer of the Corporation since March 1990. He has been an Executive Vice President and Chief Financial Officer of UPNB since March 1990. From 1987 until being elected to these positions with the Corporation, he was an Executive Vice President of UPNB and President of the Mortgage Banking Group of UPNB.

Mr. Walters was elected Senior Vice President of the Corporation in November 1990 and has been Chief Accounting Officer since February 1990. He has been Treasurer of the Corporation since 1985. He was a Vice President of the Corporation from 1975 until he was elected to his current position. Mr. Walters has been an officer of UPNB for more than twenty years and is currently a Senior Vice President.

Mr. Gurley was elected Executive Vice President of the Corporation in November 1990. He was a Vice President of the Corporation from 1980 until he was elected Executive Vice President. He has been an officer of UPNB for more than twenty years and is currently an Executive Vice President.


                              ITEM 2.  PROPERTIES

     The Corporation's corporate headquarters are located in the company-owned Union Planters Administrative Center at 7130 Goodlett Farms Parkway, Memphis, Tennessee, a two-building complex located near the center of Shelby County. In addition to being the corporate headquarters, it contains approximately 250,000 square feet of space and houses Bank Cards, Mortgage Servicing and Origination, Funds Management, Data Processing, Operations, Human Resources, Financial, Legal, Credit and Review, Alternative Investments and Insurance Products.

     UPNB's headquarters is located in a 70,000-square-foot company-owned building in East Memphis. In addition to being its headquarters, the building also houses UPNB's Commercial Group, Trust Group, Brokerage Services, Retail Group Administration and Marketing.

     As of March 1, 1995, the Corporation operated 195 banking offices in Tennessee, 124 in Mississippi, 15 in Louisiana, 34 in Arkansas, 7 in Alabama, and 5 locations in Kentucky. The majority of these locations are owned. The subsidiaries also operate 282 twenty-four hour automated teller locations.

     There are no material encumbrances on any of the company-owned properties.


                           ITEM 3.  LEGAL PROCEEDINGS

     The Corporation and/or various subsidiaries are parties to various pending civil actions, all of which are being defended vigorously. Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the fourth quarter of 1994 in any pending or threatened legal proceedings which would alter such opinion.

    UPNB and one of its officers are co-defendants in two civil actions seeking $29 million (after trebling) filed on or about July 25, 1985 in the U.S. Bankruptcy Court for the Eastern District of Missouri by the trustee for a failed grocery and its shareholders purportedly predicated upon an August 1981 $115,000 loan by the First National Bank of Gibson County, Tennessee, later acquired by UPNB, to finance the shareholders' acquisition of the grocery business from other defendants unrelated to UPNB. The actions allege that the defendants subsequently conspired to defraud the plaintiffs of their rights in the grocery. As this matter has been dormant since UPNB filed a motion for summary judgment in 1985, and after considering the damage amounts in issue, management has concluded that this action should be deleted from future reports.

     The Corporation's broker/dealer subsidiaries (now inactive) are among the more than eighty defendants in various actions brought by purchasers of $400 million in housing revenue bonds issued by the Health, Educational, and Housing Facility Board of the City of Memphis, Tennessee and by purchasers of bonds that were part of seven other taxable municipal issues. These actions were transferred to the United States District Court for the Eastern District of Louisiana for pretrial proceedings captioned In Re: Taxable Municipal Bond Securities Litigation, Multi-district Litigation ("MDL") 863. Focusing upon the fact that the bond sale proceeds were initially invested and remain in "guaranteed investment contracts" ("GICs") issued by Executive Life Insurance Company ("ELIC"), whose own investments were allegedly concentrated in so-called "junk bonds" of declining value, the lawsuits in MDL 863 allege that the offering materials failed to make adequate disclosures and that the bonds represented a scheme among the Executive Life organization, Drexel Burnham Lambert, Inc., and the other defendants to raise money for "junk bond" purchases, rather than for public purposes. ELIC is in conservatorship, interest on the bonds is in default, and Drexel is in Chapter 11 reorganization. The complaint for the Memphis issue requests certification of a plaintiff class including substantially all persons who purchased a Memphis bond through April 9, 1990, either in the original $400 million Memphis bond underwriting, in which a broker/dealer subsidiary of the Corporation participated, or in the secondary market, wherein such subsidiary sold a total of approximately $120 million par value in Memphis bonds. The class claims in respect of the Memphis issue seek to impose joint and several liability upon, among others, numerous defendants who participated in the underwriting, including such subsidiary. In addition, a number of individual actions naming the Corporation's broker/dealer subsidiaries have been brought by secondary market purchasers. The class and individual plaintiffs predicate their claims upon Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated thereunder, the Investment Company Act, the Investment Advisors Act, common law fraud, negligent misrepresentation, gross and ordinary negligence, breach of fiduciary duty, the Tennessee Securities Act, and other laws. For relief, the various complaints seek a declaratory judgment that the Memphis bonds were void from their inception, rescission of all plaintiffs' purchases, punitive damages, prejudgment interest, and other relief. On January 28, 1993, the California Supreme Court declined to review a lower court ruling to the effect that claims to ELIC assets by policyholders, annuitants, and holders of GICs are to be treated as equal in priority in the distribution of such assets. While related terms and enforceability are unclear, the Corporation's broker/dealer subsidiaries have joined in a common defense with other members of the syndicate which underwrote the bonds the subject of the litigation. During the third quarter of 1994, most of the representatives of the plaintiffs in the various class actions agreed in principle to settle all claims against the underwriting participants. Such settlement has been given tentative approval by the court, and is subject to a number of preconditions, including final approval by the court. Notice of the settlement will be distributed to all members of the putative plaintiff classes and such class members have been given the right to opt out of the settlement agreement and continue to pursue claims against the underwriters. A small number of class members have already indicated their intent to do so. However, should such opt-out claims reach a certain threshold, the underwriting defendants may withdraw their settlement offer. All of the individual secondary market suits against the Corporation's subsidiaries that were consolidated in the litigation have been resolved. The remaining claim asserted against such subsidiaries is in arbitration and involves a $100,000 par value sale.

     On May 30, 1991, in an action originally filed by UPNB in the Circuit Court of Cook County, Illinois, Chancery Division, seeking to foreclose on a single parcel of mortgaged residential property, the defendant debtors filed a counterclaim against UPNB and the Corporation individually and on the purported behalf of a requested class which would have consisted essentially of all persons who had a mortgage loan serviced by UPNB at any time during the past ten years. The counterclaim alleged that UPNB, like other participants in the mortgage loan industry, engaged in a regular practice of charging mortgage debtors greater amounts to escrow for estimated property taxes and insurance than is allowed by law and applicable loan agreements. The counterclaim sought recovery of all excess charges and/or interest thereon, and other relief. The class action aspects of this counterclaim have been dismissed, leaving only a setoff claim by the defendant debtors with respect to the foreclosure. On February 16, 1993, an action was filed in the Circuit Court of Choctaw County, Alabama as an individual action and as a purported class action against UPNB and UPC with theories of recovery and relief requested similar to the Illinois counterclaim. During the first quarter of 1995, UPNB and the Corporation entered into a definitive settlement with attorneys for the plaintiffs in both actions, which settlement agreement would resolve both actions without material loss. Consummation of the settlement agreement is dependent on certain contingencies, including court approval and approval of such settlement by a requisite percentage of the members of the putative plaintiff class, but is expected to occur in 1995. Based on the damage amounts apparently at issue, management has concluded that this matter should be deleted from future reports.

     On or about July 10, 1991, UPNB was joined with nine other banks as defendants in a civil action in the Circuit Court of Shelby County, Tennessee. The suit as originally filed alleged that the banks unlawfully conspired to fix the charges for checks drawn on insufficient funds and sought compensatory and punitive damages of $25 million against each defendant and certification of a class of plaintiffs comprised of all depositors who have been charged the NSF fees. The suit was amended on or about July 12, 1991, August 2, 1991, and again on November 25, 1991 to add plaintiffs and to include claims of unfair and deceptive trade practices, breach of contract, tortious conduct, violation of provisions of the UCC, treble damages under the Tennessee Consumer Protection Act, and usury. The amendments also broadened the class and the claims to seek recovery for fees charged for deposited third-party checks which were returned uncollected. In March 1992, the state court proceeding was dismissed; plaintiffs subsequently appealed the dismissal, and on February 23, 1993, the Tennessee Court of Appeals affirmed the dismissal of five of the six counts in the state court action but reversed the dismissal of the count alleging violation of the contractual duty of good faith and fair dealing, holding that the plaintiffs met bare minimum pleading requirements to permit that claim to go forward. During the third quarter of 1993, class certification was granted by the state court, with the plaintiff class apparently consisting of all persons in the United States who, in the six years prior to the filing of the complaint were charged the fees described above. However, on December 17, 1993, the defendants' motion for summary judgment was granted on the remaining breach of contract claim. Plaintiffs have appealed that ruling. Further, on May 22, 1992, substantially the same group of plaintiffs filed a civil action in the U.S. District Court for the Western District of Tennessee against UPNB and eight other banks, alleging violations of the Sherman Act, the federal anti-trust statute prohibiting the fixing of prices by competitors, as well as the Tennessee Consumer Protection Act, requesting certification of a similarly broad class, and sought injunctive relief and damages for the class members in amounts, according to the suit, "which are presently undetermined but believed to be more than $100 million." The complaint also sought treble damages and a jury trial. On March 19, 1993, the federal court granted defendants' motion to dismiss the Tennessee Consumer Protection Act claim, but permitted the Sherman Act claim to remain at that stage of the proceedings. On September 15, 1993, the defendants filed a motion for summary judgment seeking dismissal of the Sherman Act claim, which was granted by the court during the first quarter of 1994. The plaintiffs filed a motion for reconsideration, which motion was denied and plaintiffs appealed to the United States Court of Appeals for the 6th Circuit.

     Certain subsidiaries of the Corporation and UPNB were threatened in 1989 with a civil action by the FDIC for the estate of a closed savings association. If filed, the action would reportedly seek compensatory damages of at least $37 million and other relief, including an injunction against transferring or encumbering any assets until any judgments were paid, based upon allegations of wrongdoing in the sale of covered call options to the closed savings association. A tolling and forbearance agreement, entered into by all parties to the threatened action in 1989, continues in effect. The FDIC has been furnished information by the Corporation which it asserts demonstrates the lack of merit in the threatened action and believes that such action, if nevertheless filed, can be resolved without material loss.


                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

     The information required by Item 5 is included in the Corporation's 1994 Annual Report to Shareholders on page 33 under the heading Table 14, "Selected Quarterly Data," which is incorporated herein by reference.

ITEM 6.        SELECTED FINANCIAL DATA

     The information required by Item 6 is included in the Corporation's 1994 Annual Report to Shareholders on page 9 under the heading "Selected Financial Data," and which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is included in the Corporation's 1994 Annual Report to Shareholders on pages 10-34 under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," and which is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is included in the Corporation's 1994 Annual Report to Shareholders on pages 35-69 and on page 33 under the heading Table 14, "Selected Quarterly Data," and which is incorporated herein by reference.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to the directors of the Corporation is included under the heading "Proposal I: Election of Directors" on pages 1-5 and under the heading "Director Compensation" on page 5 of the definitive proxy statement of the Corporation to be used in soliciting the proxies for the Annual Meeting of shareholders to be held on April 27, 1995 (Proxy Statement) and which is incorporated herein by reference.

     The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 as to compensation of directors and executive officers is included under the heading "Proposal I: Election of Directors" on pages 1-5 and under the heading "Certain Information as to Management" on pages 7-14 of the Proxy Statement which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 as to certain beneficial owners and management is included under the heading "Proposal I: Election of Directors" on pages 1-5 of the Proxy Statement which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 as to transactions and relationships with certain directors and executive officers of the Corporation and their associates is included under the heading "Certain Relationships and Transactions" on page 14 of the Proxy Statement which is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following audited consolidated financial statements of Union Planters Corporation and Subsidiaries, included in the Corporation's 1994 Annual Report to Shareholders, are incorporated herein by reference in Item 8:

                                                                                                Page in
                                                                                              Annual Report
                                                                                              --------------
          Management's Responsibility for Financial Reporting                                      35

          Report of Independent Accountants                                                        35

          Consolidated Balance Sheet -- December 31, 1994 and 1993                                 36

          Consolidated Statement of Earnings -- Years ended
          December 31, 1994, 1993, and 1992                                                        37

          Consolidated Statement of Changes in Shareholders' Equity --
          Years ended December 31, 1994, 1993, and 1992                                            38

          Consolidated Statement of Cash Flows --
          Years ended December 31, 1994, 1993, and 1992                                            39

          Notes to Consolidated Financial Statements                                               40

(a) (2) All schedules have been omitted, since the required information is either not applicable, not deemed material, or is included in the respective consolidated financial statements or in the notes thereto.

(a) (3)   Exhibits:

     The exhibits listed in the Exhibit Index on pages i and ii, following page 16 of this Form 10-K are filed herewith or are incorporated herein by reference.

(b)  Reports on Form 8-K:

          Date of Current Report                                               Subject
          ----------------------                             -------------------------------------------
            October 20, 1994                       Press Release announcing third quarter 1994 operating results and filing 1993 consolidated financial statements of Union Planters Corporation effective October
                                                   20, 1994

            January 13, 1995                       Acquisition of Grenada Sunburst System Corporation (GSSC) on December 31, 1994

            January 31, 1995                       Amendment to January 13, 1995 Current Report on Form 8-K for the GSSC acquisition to file the unaudited pro forma financial information

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

Date:  March 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd of March, 1995.



/s/ Benjamin W. Rawlins, Jr.                                         /s/ Jack W. Parker
- -----------------------------------------------                      ----------------------------------------------
Benjamin W. Rawlins, Jr.                                             Jack W. Parker
Chairman of the Board, Chief Executive Officer,                      Executive Vice President and
and Director                                                         Chief Financial Officer



/s/ Jackson W. Moore                                                 /s/ M. Kirk Walters
- -----------------------------------------------                      ----------------------------------------------
Jackson W. Moore                                                     M. Kirk Walters
President, Chief Operating Officer,                                  Senior Vice President, Treasurer, and
and Director                                                         Chief Accounting Officer



/s/ Albert M. Austin
- -----------------------------------------------                      ----------------------------------------------
Albert M. Austin                                                     Stanley D. Overton
Director                                                             Director



/s/ Marvin E. Bruce                                                  /s/ Dr. V. Lane Rawlins
- -----------------------------------------------                      ----------------------------------------------
Marvin E. Bruce                                                      Dr. V. Lane Rawlins
Director                                                             Director



/s/ George W. Bryan                                                  /s/ Mike P. Sturdivant
- -----------------------------------------------                      ----------------------------------------------
George W. Bryan                                                      Mike P. Sturdivant
Director                                                             Director



/s/ Robert B. Colbert, Jr.                                           /s/ Richard A. Trippeer, Jr.
- -----------------------------------------------                      ----------------------------------------------
Robert B. Colbert, Jr.                                               Richard A. Trippeer, Jr.
Director                                                             Director



/s/ C. J. Lowrance III
- -----------------------------------------------
C. J. Lowrance III
Director

                                 EXHIBIT INDEX


 3  (a)   Restated Charter of Incorporation, as amended December 17, 1992, of
          Union Planters Corporation (incorporated by reference to Exhibit 3(a) to the Annual Report on Form 10-K dated December 31, 1993)

 3  (b)   Amended and Restated By-Laws, as amended February 28, 1995, of Union
          Planters Corporation (Filed herewith)

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

10  (b)   Employment Agreement between Union Planters Corporation and Jackson
          W. Moore (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K dated December 31, 1992)

10  (c)   Deferred Compensation Agreements between Union Planters Corporation and certain highly compensated officers (incorporated by reference to
          Exhibit 10(g) to the Annual Report on Form 10-K dated December 31,
          1989)

10  (d)   Union Planters Corporation 1983 Stock Incentive Plan **

10  (e)   (1) Amended Union Planters Corporation 1983 Stock Incentive Plan
          *****

10  (f)   Union Planters Corporation 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K dated December 31, 1993 filed on March 28, 1994 Commission File No. 1-10160)

10  (g)   Deferred Compensation Agreements between Union Planters Corporation and Union Planters National Bank and certain outside directors (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990 Commission File No. 0-6919)

10  (h)   Executive Deferred Compensation Agreement between Union Planters
          Corporation and certain highly compensated officers (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990 Commission File No. 0-6919)

11        Computation of Per Share Earnings (Filed herewith)

13        Annual Report to Security Holders (Filed herewith)

21        Subsidiaries of the Registrant (Filed herewith)

23        Consent of Price Waterhouse LLP (Filed herewith)

27        Financial Data Schedule (Filed herewith)


      * Incorporated by reference to exhibit number 4 filed as part of Registration Statement No. 33-27784

     ** Incorporated by reference to exhibit 4(a) filed as part of Registration Statement No. 33-35928

    *** Incorporated by reference to exhibit number 4 filed as part of Registration Statement No. 33-52434

   **** Incorporated by reference to Exhibit Number 4(d) filed as part of Registration Statement No. 33-50655

  ***** Incorporated by reference to Exhibit Number 4 filed as part of Registration Statement No. 33-23306