Form 10-Q
period 1995-03-31
UNION PLANTERS CORP
filed 1995-05-12
CIK 100893

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934


For the quarterly period ended March 31, 1995


                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934


For the transition period     to    .
                          ---    ---


Commission File No.  1-10160
                    ---------

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)


       Tennessee                           62-0859007
       ---------                           ----------
(State of incorporation)        (IRS Employer Identification No.)


7130 Goodlett Farms Parkway, Memphis, Tennessee           38018
- -----------------------------------------------------------------
(Address of principal executive offices)               (ZIP Code)


Registrant's telephone number, including area code:   (901) 383-6000
                                                    ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X     No
                                   -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                                Outstanding at April 30, 1995
- -------------------------                      -----------------------------
Common stock $5 par value                                40,415,368

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1995



                                     INDEX

                                                                                                                    Page
                                                                                                                  --------
       PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          a)  Consolidated Balance Sheet -- March 31, 1995,
              March 31, 1994, and December 31, 1994                                                                   3

          b)  Consolidated Statement of Earnings --
              Three Months Ended March 31, 1995 and 1994                                                              4

          c)  Consolidated Statement of Changes in
              Shareholders' Equity -- Three Months Ended
              March 31, 1995                                                                                          5

          d)  Consolidated Statement of Cash Flows --
              Three Months Ended March 31, 1995 and 1994                                                              6

          e)  Notes to Unaudited Consolidated Financial Statements                                                    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                              12


       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                          28

Item 2.   Changes in Securities                                                                                      28

Item 3.   Defaults Upon Senior Securities                                                                            28

Item 4.   Submission of Matters to a Vote of Security Holders                                                        28

Item 5.   Other Information                                                                                          28

Item 6.   Exhibits and Reports on Form 8-K                                                                           28

Signatures                                                                                                           29

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                                               MARCH 31,
                                                                    ------------------------------           DECEMBER 31,
                                                                       1995                1994                  1994
                                                                    ----------          ----------           -----------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                           $  395,172          $  434,125           $   488,722
  Interest-bearing deposits at financial institutions                   33,090              16,438                10,641
  Federal funds sold and securities purchased
    under agreements to resell                                          48,558             172,824                29,953
  Trading account securities                                           168,149             157,171               155,951
  Loans held for resale                                                 34,361              65,764                24,493
  Investment securities
    Available for sale (Amortized cost: $1,701,575; $2,418,402;
      and $1,975,897; respectively)                                  1,689,739           2,418,392             1,928,984
    Held to maturity (Fair value: $1,028,764; $1,085,340;
      and $1,009,969; respectively)                                  1,022,067           1,183,117             1,033,160
  Loans                                                              6,026,374           5,136,506             5,980,581
    Less: Unearned income                                              (31,117)            (27,828)              (31,453)
          Allowance for losses on loans                               (122,905)           (124,688)             (122,089)
                                                                    ----------          ----------           -----------
    Net loans                                                        5,872,352           4,983,990             5,827,039
  Premises and equipment                                               198,295             209,578               204,136
  Accrued interest receivable                                           83,354              79,350                87,509
  Goodwill and other intangibles                                        48,586              46,660                50,236
  Other assets                                                         148,268             132,268               174,245
                                                                    ----------          ----------           -----------
       TOTAL ASSETS                                                 $9,741,991          $9,899,677           $10,015,069
                                                                    ==========          ==========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest-bearing                                             $1,199,646          $1,251,398           $ 1,380,737
    Certificates of deposit of $100,000 and over                       575,148             535,724               559,593
    Other interest-bearing                                           6,443,231           6,637,824             6,477,512
                                                                    ----------          ----------           -----------
       Total deposits                                                8,218,025           8,424,946             8,417,842
  Short-term borrowings                                                199,590             263,021               415,171
  Federal Home Loan Bank advances                                      305,859             215,791               224,103
  Long-term debt                                                       116,610             121,292               116,848
  Accrued interest, expenses, and taxes                                 80,999              68,915                72,211
  Other liabilities                                                     43,842              41,608                38,187
                                                                    ----------          ----------           -----------
       TOTAL LIABILITIES                                             8,964,925           9,135,573             9,284,362
                                                                    ----------          ----------           -----------

  Commitments and contingent liabilities                                  --                  --                   --
  Shareholders' equity
    Preferred stock
      Convertible                                                       87,298              87,298                87,298
      Nonconvertible                                                      --                17,250                 --
    Common stock, $5 par value; 100,000,000 shares authorized;
      40,369,088 issued and outstanding (39,839,110 at
      March 31, 1994 and 40,179,474 at December 31, 1994)              201,845             199,161               200,897
    Additional paid-in capital                                          71,637              60,812                69,204
    Net unrealized gain (loss) on available for sale securities         (7,417)               (175)              (28,527)
    Retained earnings                                                  423,703             399,758               401,835
                                                                    ----------          ----------           -----------
       TOTAL SHAREHOLDERS' EQUITY                                      777,066             764,104               730,707
                                                                    ----------          ----------           -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $9,741,991          $9,899,677           $10,015,069
                                                                    ==========          ==========           ===========



The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              --------------------------------
                                                                                1995                    1994
                                                                              --------                --------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans                                                  $131,617                $105,513
  Interest on investment securities
    Taxable                                                                     35,073                  35,842
    Tax-exempt                                                                   7,931                   8,250
  Interest on deposits at financial institutions                                   315                     215
  Interest on federal funds sold and securities
    purchased under agreements to resell                                           495                   1,300
  Interest on trading account securities                                         2,736                   1,759
  Interest on loans held for resale                                                294                     581
                                                                              --------                --------
   Total interest income                                                       178,461                 153,460
                                                                              --------                --------

INTEREST EXPENSE
  Interest on deposits                                                          69,273                  55,556
  Interest on short-term borrowings                                              4,482                   2,115
  Interest on Federal Home Loan Bank advances and long-term debt                 6,155                   4,325
                                                                              --------                --------
   Total interest expense                                                       79,910                  61,996
                                                                              --------                --------

   NET INTEREST INCOME                                                          98,551                  91,464
PROVISION FOR LOSSES ON LOANS                                                    1,686                     815
                                                                              --------                --------

   NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS                      96,865                  90,649
                                                                              --------                --------

NONINTEREST INCOME
  Service charges on deposit accounts                                           16,260                  12,512
  Bank card income                                                               4,642                   2,469
  Mortgage servicing income                                                      2,346                   2,375
  Trust service income                                                           2,031                   2,044
  Profits and commissions from trading activities                                1,614                   1,970
  Investment securities gains (losses)                                             (21)                    105
  Other income                                                                   7,339                   6,944
                                                                              --------                --------
   Total noninterest income                                                     34,211                  28,419
                                                                              --------                --------

NONINTEREST EXPENSE
  Salaries and employee benefits                                                39,272                  39,446
  Net occupancy expense                                                          6,328                   6,408
  Equipment expense                                                              6,881                   6,416
  Other expense                                                                 30,630                  30,457
                                                                              --------                --------
   Total noninterest expense                                                    83,111                  82,727
                                                                              --------                --------

   EARNINGS BEFORE INCOME TAXES                                                 47,965                  36,341
Applicable income taxes                                                         14,950                  10,954
                                                                              --------                --------

   NET EARNINGS                                                               $ 33,015                $ 25,387
                                                                              ========                ========

EARNINGS PER COMMON SHARE
    Primary                                                                   $   0.77                $   0.58
    Fully diluted                                                                 0.74                    0.56

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
  Primary                                                                       40,421                  39,952
  Fully diluted                                                                 44,900                  44,433





The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)



                                                                                              NET
                                                                                          UNREALIZED
                                                                                          GAIN (LOSS)
                                                                          ADDITIONAL     ON AVAILABLE
                                                 PREFERRED     COMMON       PAID-IN        FOR SALE       RETAINED
                                                   STOCK       STOCK        CAPITAL       SECURITIES      EARNINGS      TOTAL
                                                 ---------   ---------    ----------     ------------     --------     -------
                                                                             (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1995                          $87,298     $200,897      $69,204        $(28,527)      $401,835     $730,707
Net earnings                                           --           --           --              --         33,015       33,015
Cash dividends
 Common Stock, $.23 per share                          --           --           --              --         (9,265)      (9,265)
 Series B Preferred Stock, $2.00 per share             --           --           --              --            (88)         (88)
 Series D Preferred Stock, $ .49 per share             --           --           --              --           (123)        (123)
 Series E Preferred Stock, $ .50 per share             --           --           --              --         (1,554)      (1,554)
Common shares issued under employee benefit
 plans and dividend reinvestment plan,
 net of shares repurchased                             --          948        2,433              --           (179)       3,202
Change in net unrealized gain (loss) on
 available for sale securities, net of taxes           --           --           --          21,110             --       21,110
Other                                                  --           --           --              --             62           62
                                                  -------     --------      -------        --------       --------     --------

BALANCE, MARCH 31, 1995                           $87,298     $201,845      $71,637        $ (7,417)      $423,703     $777,066
                                                  =======     ========      =======        ========       ========     ========





The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                  ---------------------------------
                                                                                    1995                     1994
                                                                                  --------                 --------
                                                                                        (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings                                                                    $  33,015                $  25,387
  Reconciliation of net earnings to net cash provided by
    operating activities
    Provision for losses on loans and other real estate                               1,855                    1,028
    Depreciation and amortization                                                     5,350                    4,873
    Amortization and write-off of intangibles                                         1,860                    1,904
    Net amortization of investment securities                                           119                    1,524
    Net realized (gains) losses on sales of investment securities                        21                     (105)
    Deferred income tax expense (benefit)                                                93                      503
    (Increase) decrease in assets
      Trading account securities and loans held for resale                          (22,066)                  66,474
      Accrued interest receivable and other assets                                   17,715                    6,786
    Increase in accrued interest, expenses, taxes,
      and other liabilities                                                          14,480                    9,457
    Other, net                                                                          (59)                     (37)
                                                                                  ---------                ---------
     Net cash provided by operating activities                                       52,383                  117,794
                                                                                  ---------                ---------

INVESTING ACTIVITIES
  Net (increase) decrease in short-term investments                                 (23,365)                     142
  Proceeds from sales of available for sale securities                              181,990                   22,271
  Proceeds from maturities, calls and prepayments of available
    for sale securities                                                             142,542                  281,853
  Purchases of available for sale securities                                        (50,506)                (328,119)
  Proceeds from maturities, calls and prepayments of
    held to maturity securities                                                      12,810                   87,456
  Purchases of held to maturity securities                                           (1,007)                (132,160)
  Net (increase) decrease in loans                                                  (48,327)                   5,434
  Net cash received from purchases of financial institutions                             --                   67,588
  Purchases of premises and equipment, net                                             (674)                  (9,694)
                                                                                  ---------                ---------
     Net cash provided (used) by investing activities                               213,463                   (5,229)
                                                                                  ---------                ---------

FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                              (199,817)                  46,559
  Net decrease in short-term borrowings                                            (215,581)                 (14,554)
  Proceeds from FHLB advances and long-term debt, net                               100,582                   19,155
  Repayment of FHLB advances and long-term debt                                     (19,062)                 (10,881)
  Proceeds from issuance of common stock, net                                         3,483                    1,489
  Purchase and retirement of common stock, net                                         (281)                     (61)
  Cash dividends paid                                                               (11,031)                  (8,792)
                                                                                  ---------                ---------
     Net cash (used) provided by financing activities                              (341,707)                  32,915
                                                                                  ---------                ---------

Net (decrease) increase in cash and cash equivalents                                (75,861)                 145,480
Cash and cash equivalents at the beginning of the period                            513,932                  441,469
                                                                                  ---------                ---------
Cash and cash equivalents at the end of the period                                $ 438,071                $ 586,949
                                                                                  =========                =========

SUPPLEMENTAL DISCLOSURES
  Purchases of other financial institutions:
    Fair value of assets acquired                                                 $      --                $ 804,224
    Liabilities assumed                                                                  --                 (738,001)
    Common stock issued                                                                  --                  (64,217)
                                                                                  ---------                ---------
    Cash paid for the purchases of other financial institutions                          --                    2,006
    Cash and cash equivalents acquired                                                   --                  (69,594)
                                                                                  ---------                ---------
       Net cash received from purchases of financial institutions                 $      --                $ (67,588)
                                                                                  =========                =========

  Cash paid (received) for
    Interest                                                                         76,443                   58,113
    Taxes                                                                           (11,816)                   1,436
  Loans transferred to other real estate through foreclosure                          1,328                      669
  Unrealized loss on available for sale securities                                  (11,836)                     (10)

The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  PRINCIPLES OF ACCOUNTING

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The foregoing financial statements are unaudited, however, in the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

     The accounting policies followed by Union Planters Corporation and its subsidiaries (the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1994 Annual Report to Shareholders, a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 10-K). Certain 1994 amounts have been reclassified to be consistent with the 1995 financial reporting presentation.


NOTE 2.  MERGERS AND ACQUISITIONS

     There were no acquisitions completed in the three months ended March 31, 1995. Reference is made to Note 2 on pages 43 through 47 of the Corporation's 1994 Annual Report to Shareholders for information regarding acquisitions completed in 1994 and for information on pending acquisitions.


NOTE 3.  LOANS

Loans are summarized by type as follows:

                                                                   MARCH 31,                  DECEMBER 31,
                                                                     1995                         1994
                                                                  ----------                  ----------
                                                                           (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural                           $1,305,023                  $1,364,729
Real estate -- construction                                          224,032                     225,591
Real estate -- mortgage
  Secured by 1-4 family residential                                2,054,951                   2,035,290
  Other mortgage loans                                               999,140                     990,779
Home equity                                                          139,006                     140,305
Consumer
  Credit cards and other plans                                       346,194                     263,927
  Other consumer                                                     915,353                     919,618
Direct lease financing, net                                           42,675                      40,342
                                                                  ----------                  ----------
   Total loans                                                    $6,026,374                  $5,980,581
                                                                  ==========                  ==========


Nonperforming loans and loans 90 days or more past due are summarized as follows:

                                                                   MARCH 31,                  DECEMBER 31,
                                                                     1995                        1994
                                                                  ----------                  ----------
                                                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                  $   21,323                  $   17,476
Restructured loans                                                     1,550                       1,564
                                                                  ----------                  ----------
   Total nonperforming loans                                      $   22,873                  $   19,040
                                                                  ==========                  ==========

90 days or more past due and not
  in nonaccrual status                                            $    7,685                  $    5,874
                                                                  ==========                  ==========

NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

The changes in the allowance for losses on loans for the three months ended March 31, 1995, are summarized as follows (dollars in thousands):

Balance, January 1, 1995                                          $122,089
Provision charged to expense                                         1,686
Recoveries                                                           3,819
Amounts charged off                                                 (4,689)
                                                                  --------
Balance, March 31, 1995                                           $122,905
                                                                  ========

   On January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." As of March 31, 1995, the amount of the Corporation's impaired loans was not material.

NOTE 5.  INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized as follows:

                                                                       MARCH 31, 1995
                                                      --------------------------------------------------
                                                                         UNREALIZED
                                                                   ----------------------
                                                       AMORTIZED                                  FAIR
                                                         COST        GAINS       LOSSES          VALUE
                                                      ----------   ---------   ----------      ---------
                                                                   (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury                                       $  444,546     $   698     $ 3,438      $  441,806
  U.S. Government agencies
    Collateralized mortgage obligations                  239,152          62       6,233         232,981
    Mortgage-backed                                      747,127       5,562       6,769         745,920
    Other                                                177,519         249       1,895         175,873
                                                      ----------     -------     -------      ----------
   Total U.S. Government obligations                   1,608,344       6,571      18,335       1,596,580
Other stocks and securities                               93,231       1,075       1,147          93,159
                                                      ----------     -------     -------      ----------
   TOTAL AVAILABLE FOR SALE SECURITIES                $1,701,575     $ 7,646     $19,482      $1,689,739
                                                      ==========     =======     =======      ==========

HELD TO MATURITY SECURITIES
U.S. Government obligations
  U.S. Treasury                                       $  452,007     $   231     $ 3,588      $  448,650
  U.S. Government agencies                                62,286         103       2,381          60,008
                                                      ----------     -------     -------      ----------
   Total U.S. Government obligations                     514,293         334       5,969         508,658
Obligations of states and political
  subdivisions                                           507,568      17,352       5,020         519,900
Other                                                        206          --          --             206
                                                      ----------    --------    --------      ----------
   TOTAL HELD TO MATURITY SECURITIES                  $1,022,067    $ 17,686    $ 10,989      $1,028,764
                                                      ==========    ========    ========      ==========


                                                                      DECEMBER 31, 1994
                                                      --------------------------------------------------
                                                                          UNREALIZED
                                                                     -------------------
                                                       AMORTIZED                                 FAIR
                                                         COST         GAINS      LOSSES          VALUE
                                                      ----------     -------    --------       ---------
                                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury                                       $  484,414      $  745     $ 9,302      $  475,857
  U.S. Government agencies
   Collateralized mortgage obligations                   325,084          33      11,221         313,896
   Mortgage-backed                                       816,683       1,061      22,669         795,075
   Other                                                 211,922         189       4,426         207,685
                                                      ----------      ------     -------      ----------
   Total U.S. Government obligations                   1,838,103       2,028      47,618       1,792,513
Other stocks and securities                              137,794       1,018       2,341         136,471
                                                      ----------      ------     -------      ----------
   TOTAL AVAILABLE FOR SALE SECURITIES                $1,975,897      $3,046     $49,959      $1,928,984
                                                      ==========      ======     =======      ==========

HELD TO MATURITY SECURITIES
U.S. Government obligations
  U.S. Treasury                                       $  451,897      $   40     $13,250      $  438,687
  U.S. Government agencies                                62,449          15       3,881          58,583
                                                      ----------      ------     -------      ----------
   Total U.S. Government obligations                     514,346          55      17,131         497,270
Obligations of states and political
  subdivisions                                           518,583       9,097      15,212         512,468
Other                                                        231          --          --             231
                                                      ----------     -------    --------      ----------
   TOTAL HELD TO MATURITY SECURITIES                  $1,033,160      $9,152     $32,343      $1,009,969
                                                      ==========      ======     =======      ==========

   On January 1, 1994, and in connection with the adoption of SFAS No. 115, $1.6 billion of securities were transferred to the available for sale category of securities. In addition, approximately $446 million (fair value approximately $436 million) of securities were transferred to available for sale securities related to financial institutions acquired in 1994 in order to maintain the Corporation's existing interest-rate-risk position and credit-risk policies. There have been no transfers in 1995.

   Investment securities having a carrying value of approximately $1.011 billion and $1.017 billion at March 31, 1995 and December 31, 1994, respectively, were pledged to secure public and trust funds on deposit and securities sold under agreements to repurchase.

   The following table presents the gross realized gains and losses on investment securities for the three-month periods ended March 31, 1995 and 1994. The gains on held to maturity securities for both years resulted from calls of securities.




                                                            REALIZED GAINS           REALIZED LOSSES
                                                         --------------------   -------------------------
                                                           1995        1994       1995             1994
                                                         --------    --------   --------         --------
                                                                     (DOLLARS IN THOUSANDS)
Available for sale securities                             $1,343        $287    $(1,390)          $(202)
Held to maturity securities                                   26          20         --              --
                                                          ------        ----    -------           -----
   Total                                                  $1,369        $307    $(1,390)          $(202)
                                                          ======        ====    =======           =====


NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                          1995        1994
                                                        --------    --------
                                                       (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  Credit life insurance commissions                      $ 1,183     $ 1,047
  Customer ATM usage fees                                    731         581
  VSIBG partnership earnings                                 141         706
  Brokerage fee income                                       342         376
  Sale of servicing                                           97         236
  Other                                                    4,845       3,998
                                                         -------     -------
     TOTAL OTHER NONINTEREST INCOME                      $ 7,339     $ 6,944
                                                         =======     =======

OTHER NONINTEREST EXPENSE
  FDIC insurance assessments                             $ 4,403     $ 4,677
  Advertising and promotion                                2,302       2,160
  Stationery and supplies                                  2,492       2,356
  Postage and other carrier                                2,568       2,136
  Amortization of goodwill and other intangibles           1,589       1,507
  Other contracted services                                1,796       1,667
  Communications                                           1,585       1,540
  Legal fees                                                 769         919
  Other personnel services                                 1,191         924
  Dues, subscriptions, and contributions                     880         889
  Merchant credit card charges                               829       1,093
  Audit fees                                                 630         767
  Taxes other than income taxes                              905         876
  Brokerage and clearing fees                                865         758
  Insurance                                                  424         650
  Miscellaneous charge-offs                                  468         352
  Travel                                                     583         532
  Amortization of mortgage servicing rights                  271         397
  Federal Reserve fees                                       399         440
  Consultant fees                                            598         302
  Other real estate expense                                  261         265
  Other                                                    4,822       5,250
                                                         -------     -------
     TOTAL OTHER NONINTEREST EXPENSE                     $30,630     $30,457
                                                         =======     =======

NOTE 7.  INCOME TAXES

   Applicable income taxes for the three months ended March 31, 1995, were $14.9 million, resulting in an effective tax rate of 31.2%. Applicable income taxes for the same period in 1994 were $10.9 million, resulting in an effective tax rate of 30.1%. The tax expense (benefit) applicable to investment securities gains (losses) for the three months ended March 31, 1995 and 1994 was $(8,000) and $41,000, respectively. The increase in the effective rate for the first quarter of 1995, as compared to the same period in 1994, is due primarily to the increase in taxable earnings for the period.

   At March 31, 1995, the Corporation had a net deferred tax asset of $55.2 million compared to $69.2 million at December 31, 1994. The net deferred tax asset for the two periods included a deferred asset related to the net unrealized loss on available for sale securities of $4.4 million and $18.4 million, respectively, which accounted for most of the change in the net deferred tax asset. Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.


NOTE 8.  FEDERAL HOME LOAN BANK (FHLB) ADVANCES

   The Corporation's subsidiaries have obtained various advances from the Federal Home Loan Bank (FHLB) totaling $306 million at March 31, 1995, under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements entitle the Corporation's subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and satisfy other funding needs. Interest rates on the advances vary from fixed rate advances to variable rate advances. The majority of the advances at March 31, 1995, had variable rates tied to the three-month LIBOR rate. Maturity dates for the advances range from one month to 20 years. Collateral (mortgage loans) under the Agreements must have a value of not less than 150% of the $306 million advances outstanding at March 31, 1995, and at that date the Corporation had an adequate amount of loans to satisfy the collateral requirements.


NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

   The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's Common Stock, is summarized as follows:

                                                        MARCH 31,              DECEMBER 31,
                                                          1995                     1994
                                                       ----------               ---------
                                                             (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
  10,000,000 shares authorized
  Series A Preferred Stock,
    250,000 shares authorized, none issued              $     --                $     --
  Series B, $8 Nonredeemable,
    Cumulative, Convertible
    Preferred Stock (stated at
    liquidation value of $100 per share),
    44,000 shares issued and outstanding                   4,400                   4,400
  Series D, 9.5% Redeemable,
     Cumulative, Convertible
     Preferred Stock (stated at
     liquidation value of $20.50 per share),
     253,655 shares issued and outstanding                 5,200                   5,200
  Series E, 8% Cumulative,
    Convertible, Preferred Stock
    (stated at liquidation value
    of $25 per share), 3,107,922 shares
    issued and outstanding                                77,698                  77,698
                                                         -------                 -------
         Total preferred stock                           $87,298                 $87,298
                                                         =======                 =======

   Management intends to call for redemption the Series D Preferred Stock on July 1, 1995.

NOTE 10. CONTINGENT LIABILITIES

   The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1994 10-K and in Note 19 to the Corporation's consolidated financial statements on pages 68 and 69 of the 1994 Annual Report to Shareholders (1994 Annual Report) which is included in the 1994 10-K as Exhibit
13. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

   Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the first quarter of 1995 in any pending or threatened actions which affected such opinion.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following provides a narrative discussion and analysis of significant changes in results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1994 Annual Report, the interim unaudited financial statements and notes for the three months ended March 31, 1995 included in Part I hereof, and the other supplemental financial data included in this discussion.

   The following table presents selected financial highlights for the three-month periods ended March 31, 1995 and 1994.


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  -------------------------       PERCENTAGE
                                                    1995             1994           CHANGE
                                                  --------         --------       ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings                                       $33,015          $25,387           30%
Primary earnings per common share                      .77              .58           33
Fully diluted earnings per common share                .74              .56           32
Return on average assets                              1.36%            1.04%
Return on average common equity                      18.59            14.21
Dividends per common share                         $   .23          $   .21           10
Net interest margin (FTE)                             4.59%            4.31%
Interest rate spread (FTE)                            3.96             3.85
Expense ratio                                         2.02             2.24
Efficiency ratio                                     60.63            66.53
Book value per common share                        $ 17.09          $ 16.56            3
Leverage ratio                                        7.62%            7.45%


_______________

Net interest margin = Net interest income as a percentage of earning assets

Interest rate spread = Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Net noninterest margin [noninterest expense minus noninterest income, excluding investment securities gains (losses)] divided by average assets

Efficiency ratio = Noninterest expense divided by net interest income (FTE) plus noninterest income, excluding investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS -- THREE MONTHS ENDED MARCH 31, 1995

   The table which follows presents the contributions to fully diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
            CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE


                                                       THREE MONTHS ENDED
                                                            MARCH 31,               EPS
                                                    ------------------------     INCREASE
                                                     1995             1994      (DECREASE)
                                                   --------         --------    ----------
Net interest income--FTE                             $2.29            $2.16        $ .13
Provision for losses on loans                         (.04)            (.02)        (.02)
                                                     -----            -----        -----

Net interest income after provision
  for losses on loans--FTE                            2.25             2.14          .11
                                                     -----            -----        -----

Noninterest income
  Service charges on deposits                          .36              .28          .08
  Bank card income                                     .10              .06          .04
  Mortgage servicing income                            .05              .05           --
  Trust service income                                 .05              .05           --
  Profits and commissions from
    trading activities                                 .04              .04           --
  Investment securities gains (losses)                  --               --           --
  Other income                                         .16              .16           --
                                                     -----            -----        -----

   Total noninterest income                            .76              .64          .12
                                                     -----            -----        -----

Noninterest expense
  Salaries and employee benefits                       .88              .89          .01
  Net occupancy expense                                .14              .14           --
  Equipment expense                                    .15              .14         (.01)
  Other expense                                        .68              .69          .01
                                                     -----            -----        -----

   Total noninterest expense                          1.85             1.86          .01
                                                     -----            -----        -----

  Earnings before income taxes--FTE                   1.16              .92          .24
Applicable income taxes--FTE                           .42              .35         (.07)
                                                     -----            -----        -----
  Net earnings                                         .74              .57           17
Less preferred stock dividends                          --              .01          .01
                                                     -----            -----        -----
  Fully diluted earnings per share                   $ .74            $ .56        $ .18
                                                     =====            =====        =====

Change in net earnings applicable
  to common shares using previous
  year average shares outstanding                                                  $ .17
Change in average shares outstanding                                                 .01
                                                                                   -----
  Change in net earnings                                                           $ .18
                                                                                   =====


____________

FTE = Fully taxable-equivalent

FIRST QUARTER EARNINGS OVERVIEW

   For the first quarter of 1995, the Corporation reported record earnings of $33.0 million, or $.74 per fully diluted common share. This compares to net earnings for the same period in 1994 of $25.4 million, or $.56 per fully diluted common share. Return on average assets and average common equity for the first quarter of 1995 were 1.36% and 18.59%, respectively, which compares to 1.04% and 14.21% for the same period in 1994.

   The improvement in net earnings in 1995 is attributable to increases in net interest income of $7.1 million and noninterest income of $5.8 million, while the growth of noninterest expense was limited to $384,000. The following is a more complete discussion and analysis of the first quarter of 1995 operating results compared to the same period in 1994.


                               EARNINGS ANALYSIS
NET INTEREST INCOME

   Net interest income (FTE) for the first quarter of 1995 was $102.8 million, a 7% increase over the first quarter of 1994 which was $96.0 million, and down 2% from the fourth quarter of 1994 which was $104.8 million. The improvement for the first quarter of 1995 compared to 1994 resulted from slightly higher average earning assets, growth in loans outstanding, and higher yields from the investment securities portfolio. The decline from the fourth quarter of 1994 relates primarily to the decline in earning assets of approximately $205 million and an increase in the rates paid on interest-bearing liabilities of approximately 36 basis points. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

   The net interest margin for the first quarter of 1995 was 4.59% which compares to 4.31% for the same quarter last year and 4.47% in the fourth quarter of 1994. The interest rate spread increased to 3.96% for the first quarter of 1995 from 3.85% for the same period a year ago and compares to 3.90% for the fourth quarter of 1994. The improvement in these ratios is due primarily to loan growth and the higher yields in the investment securities portfolio.

INTEREST INCOME

   The following table presents a breakdown of average earning assets for the first quarter of 1995 and 1994.

                                                                 1995          1994
                                                                ------        ------
Average earning assets (Dollars in billions)                     $9.1          $9.0
  Comprised of:
  Loans                                                            66%           57%
  Investment securities                                            32            39
  Other earning assets                                              2             4



- -----------

Fully taxable-equivalent yield on average earning assets         8.15%         7.08%


   Fully taxable-equivalent interest income increased 16% for the first quarter of 1995 compared to the first quarter of 1994. The increase is attributable to a $46 million increase in average earning assets, loan growth of 16%, and a 107 basis-point increase in the yield on average investment securities. The yield on total average earning assets also increased 107 basis points. Consumer loans have increased approximately $240 million as a result of the consumer loan marketing program implemented in the last half of 1994. Interest income related to investment securities declined in total as the volume of investment securities declined due to increased loan demand and growth. Reference is made to the average balance sheet and the analysis of volume and rate changes for additional information regarding the components of interest income.

INTEREST EXPENSE

   The following table presents a breakdown of average interest-bearing liabilities for the first quarter of 1995 and 1994.


                                                               1995          1994
                                                             --------      --------
Average interest-bearing liabilities (Dollars in billions)       $7.7          $7.8
Comprised of:
  Deposits                                                         91%           92%
  Short-term borrowings                                             4             4
  FHLB advances and long-term debt                                  5             4



- ------------

Rate paid on average interest-bearing liabilities                4.19%         3.23%


   Interest expense increased 29% in the first quarter of 1995 compared to the same period in 1994. The increase is due to increased rates in almost all categories of interest-bearing liabilities. Most of the increase relates to deposits, the largest category of interest-bearing liabilities. Average interest-bearing liabilities decreased slightly between the two quarters due to a $135 million decline in average interest-bearing deposits which were partially offset by an increase in short-term borrowings and FHLB advances. Reference is made to the average balance sheet and analysis of volume and rate changes for additional information regarding the components of interest expense.

   The Corporation's interest-rate swaps decreased net interest income by approximately $600,000 in the first quarter of 1995 and increased interest income by approximately $1.1 million in the first quarter of 1994. The change in the impact is reflective of the increase in interest rates over the twelve-month period. The impact of the interest-rate swaps has been substantially offset by corresponding changes in interest related to the underlying assets and liabilities.

PROVISION FOR LOSSES ON LOANS

   The provision for losses on loans for the first quarter of 1995 was $1.7 million, or .11% of average loans on an annualized basis, compared to $815,000, or .06% of average loans, for the same period in 1994. The low level of provisions reflects the good asset quality the Corporation had over the last two years. The increased provision in 1995 relates primarily to consumer loan growth.

NONINTEREST INCOME

   Noninterest income for the first quarter of 1995 was $34.2 million, an increase of 20% over the same period in 1994, and an increase of 25% compared to the fourth quarter of 1994 (excluding the investment securities losses incurred in the fourth quarter of 1994). The improvement is attributable to the Corporation's restructuring plan implemented in the fourth quarter of 1994 and to an increase in the consumer loans as a result of the consumer loan marketing program implemented in the fourth quarter of 1994.

    The restructuring plan included an evaluation of the Corporation's banking services with a goal of implementing "best practices" in all areas. As a result, the Corporation's banking subsidiaries evaluated their practices related to service charges on deposits accounts and increased certain fees (primarily overdraft fees), implemented new fees, and reduced the number of fees that were being waived. The result was a $3.7 million increase in service charges on deposit accounts to $16.3 million for the first quarter of 1995 compared to the same period in 1994. The other significant increase in noninterest income related to bank card income which increased $2.2 million.


NONINTEREST EXPENSE

   Noninterest expense for the first quarter of 1995 increased only $384,000 to $83.1 million which compares to $82.7 million for the first quarter of 1994. The minimal increase in expenses relates primarily to management's efforts to increase productivity and improve profitability in connection with the restructuring plan mentioned previously. This plan provides for a reduction of approximately 1,000 employees through voluntary and involuntary separation plans, the consolidation or divestiture of approximately 38 branches, and the consolidation of certain of the Corporation's subsidiary banks and branches operating in the same or adjacent geographic locations. The implementation of the plan began at the end of 1994 and is expected to be fully implemented in 1995 or the early part of 1996.

   Salaries and employee benefits decreased $174,000 between the first quarter of 1995 and 1994. Compared to the fourth quarter of 1994, salaries and employee benefits decreased approximately $2.0 million. The reduction in expense relates primarily to the Corporation's voluntary separation plan which is discussed in the 1994 Annual Report, Note 13 to the financial statements. Of the 388 employees who elected voluntary separation, approximately 304 employees have already terminated and approximately 84 employees will terminate later in 1995. Due to the nature of certain positions affected by employees electing the voluntary separation, there were approximately 70 employees replaced. During the first quarter of 1995, the Corporation paid $7.7 million of employee severance reserves, leaving a reserve balance of $4.7 million at March 31, 1995.

   Full-time-equivalent employees at March 31, 1995 were 4,879 compared to 5,029 at December 31, 1994 and 5,233 (restated for acquisitions accounted for as poolings of interests) at March 31, 1994. The decline in the number of employees since December 31, 1994 has achieved approximately 20% of the Corporation's restructuring plan goal. The decrease in employees from December 31, 1994 was partially offset by an increase of approximately 40 employees in the consumer-loan area due to the significant increase in loans outstanding. There were no other significant changes in noninterest expense between the first quarters of 1995 and 1994.

   The Corporation has begun implementation of plans to consolidate or divest 38 branch locations. Notifications to regulatory agencies are expected to be made during the second quarter of 1995. The consolidations or divestitures are not expected until the second half of 1995 or possibly the first quarter of 1996, depending on the timing of regulatory approvals. Plans to consolidate certain subsidiary banks have begun and are scheduled to be implemented during 1995. The number of subsidiary banks has been reduced from 47 at December 31, 1994 to 35 as of May 1, 1995. The consolidation of these subsidiaries is expected to produce operating efficiencies that should improve the profitability of the Corporation, although quantification of the savings cannot be accurately estimated.

   At year end management estimated that savings from its restructuring plan would be approximately $25 million to $30 million annually from the staff reductions and $1 million to $3 million from branch consolidation and divestitures. Management is of the opinion that these estimates of annual savings are likely to be achieved, however, the full impact of the savings may not be realized until 1996. At March 31, 1995, the Corporation had reserves related to the restructuring plan of $14.0 million (including the reserve related to employee severance discussed above), which management considers adequate.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES



                                                                              THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------------------------------------------------
                                                                      1995                                      1994
                                                      -----------------------------------     -----------------------------------
                                                                    INTEREST                                  INTEREST
                                                        AVERAGE     INCOME/        YIELD/      AVERAGE        INCOME/      YIELD/
                                                        BALANCE     EXPENSE         RATE       BALANCE        EXPENSE       RATE
                                                      ----------   ---------       ------     ---------      ---------     ------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    financial institutions                            $   19,237    $    315        6.64%     $   17,385      $    215      5.02%
  Federal funds sold and securities
    purchased under agreements to resell                  35,907         495        5.59         160,887         1,300      3.28
  Trading account securities                             164,390       2,736        6.75         152,753         1,759      4.67
  Investment securities (1) and (2)                    2,870,662      46,857        6.62       3,529,843        48,322      5.55
  Loans, net of unearned income (1)                    6,001,424     132,345        8.94       5,185,160       106,425      8.32
                                                      ----------    --------                  ----------      --------
     TOTAL EARNING ASSETS (1) AND (2)                  9,091,620     182,748        8.15       9,046,028       158,021      7.08
                                                                    --------                                  --------

  Cash and due from banks                                400,393                                 433,839
  Premises and equipment                                 202,063                                 206,892
  Allowance for losses on loans                         (124,591)                               (124,549)
  Other assets                                           256,358                                 297,746
                                                      ----------                              ----------
     TOTAL ASSETS                                     $9,825,843                              $9,859,956
                                                      ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts                               $1,345,094      10,405        3.14%     $1,593,972         9,116      2.32%
  Savings deposits                                     1,732,989      11,193        2.62       1,700,339         9,462      2.26
  Certificates of deposit of
    $100,000 and over                                    559,160       6,735        4.88         543,181         4,964      3.71
  Other time deposits                                  3,384,990      40,940        4.91       3,319,275        32,014      3.91
  Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase                331,162       4,461        5.46         286,011         2,009      2.85
    Other                                                  1,213          21        7.02           7,673           106      5.60
  Federal Home Loan Bank advances                        255,412       3,811        6.05         213,007         2,188      4.17
  Long-term debt
    Subordinated capital notes and debentures            114,793       2,302        8.13         116,408         2,004      6.98
    Other                                                  1,982          42        8.59           5,857           133      9.21
                                                      ----------    --------                  ----------      --------
     TOTAL INTEREST-BEARING LIABILITIES                7,726,795      79,910        4.19       7,785,723        61,996      3.23
  Noninterest-bearing demand deposits                  1,228,593                               1,204,021
                                                      ----------    --------                  ----------      --------
     TOTAL SOURCES OF FUNDS                            8,955,388      79,910                   8,989,744        61,996
                                                                    --------                                  --------

  Other liabilities                                      101,292                                 104,586
  Shareholders' equity                                   769,163                                 765,626
                                                      ----------                              ----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                           $9,825,843                              $9,859,956
                                                      ==========                              ==========

  NET INTEREST INCOME                                               $102,838                                  $ 96,025
                                                                    ========                                  ========

  INTEREST RATE SPREAD                                                              3.96%                                   3.85%
                                                                                    ====                                    ====

  NET INTEREST MARGIN                                                               4.59%                                   4.31%
                                                                                    ====                                    ====

_________________

(1)     Taxable-equivalent adjustments:

             Loans                                                  $    434                                  $    331
             Investment securities                                     3,853                                     4,230
                                                                    --------                                  --------
                                                                    $  4,287                                  $  4,561
                                                                    ========                                  ========

(2) Yields are calculated on historical cost and exclude the impact of the net unrealized loss on available for sale securities.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES




                                                                       THREE MONTHS ENDED MARCH 31,
                                                                             1995 VERSUS 1994
                                                                   -----------------------------------
                                                                          INCREASE
                                                                         (DECREASE)
                                                                    DUE TO CHANGE IN: (1)
                                                                   ----------------------     TOTAL
                                                                    AVERAGE      AVERAGE     INCREASE
                                                                    VOLUME        RATE      (DECREASE)
                                                                    -------      -------    ----------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at
    financial institutions                                          $     25     $    75      $   100
  Federal funds sold and securities
    purchased under agreements to resell                              (1,384)        579         (805)
  Trading account securities                                             143         834          977
  Investment securities (FTE)                                         (9,879)      8,414       (1,465)
  Loans, net of unearned income (FTE)                                 17,600       8,320       25,920
                                                                    --------     -------      -------
        TOTAL INTEREST INCOME                                          6,505      18,222       24,727
                                                                    --------     -------      -------

INTEREST EXPENSE
  Money market accounts                                               (1,577)      2,866        1,289
  Savings deposits                                                       185       1,546        1,731
  Certificates of deposit of
    $100,000 and over                                                    150       1,621        1,771
  Other time deposits                                                    645       8,281        8,926
  Federal funds purchased and
    securities sold under agreements to repurchase                       360       2,092        2,452
  Other short-term borrowings                                           (107)         22          (85)
  Federal Home Loan Bank advances                                        496       1,127        1,623
  Subordinated capital notes and debentures                              (28)        326          298
  Other long-term debt                                                   (83)         (8)         (91)
                                                                    --------     -------      -------
        TOTAL INTEREST EXPENSE                                            41      17,873       17,914
                                                                    --------     -------      -------

CHANGE IN NET INTEREST INCOME                                       $  6,464     $   349      $ 6,813
                                                                    ========     =======      =======

PERCENTAGE INCREASE IN NET INTEREST
  INCOME OVER PRIOR PERIOD                                                                       7.10%
                                                                                              =======


_________________

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                              FINANCIAL CONDITION

        The Corporation's total assets were $9.7 billion at March 31, 1995 compared to $9.9 billion at March 31, 1994, and $10.0 billion at December 31, 1994. Average assets were $9.8 billion for the first quarter of 1995 compared to $9.9 billion for the first quarter of 1994.

INVESTMENT SECURITIES

        The Corporation's investment portfolio of $2.7 billion at March 31, 1995 consisted of available for sale securities which are carried on the balance sheet at fair value and securities held to maturity which are carried at amortized cost. Reference is made to Note 5 to the interim financial statements which provides the composition of the investment portfolio at March 31, 1995 and December 31, 1994.

        U.S. Treasury and government agency obligations represent approximately 77.5% of the investment securities portfolio at March 31, 1995. The Corporation has some credit risk in the investment portfolio, however management does not consider that risk to be significant.

        The REMIC and CMO issues in the investment portfolio are 86.7% U. S. government agencies issues; the remaining 13.3% are readily marketable, nonagency collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues currently held are rated "AAA" by either Standard & Poors or Moodys. The REMIC and CMO portions of the investment securities portfolio include approximately 22.6% in floating-rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase investment securities at or near par value to reduce risk of premium write-offs on unexpected prepayments. The limited credit risk in the investment portfolio consists of the holdings of nonagency CMOs, municipal obligations and corporate stocks, and notes and debentures which accounted for 1.3%, 18.5%, and 2.6%, respectively, of the investment securities portfolio at March 31, 1995.

        At March 31, 1995, the Corporation had approximately $26.3 million of structured notes, which constitutes approximately .94% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio and the unrealized loss in these securities at March 31, 1995 was approximately $1.0 million. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity and involves no credit risk.

AVAILABLE FOR SALE SECURITIES

        Available for sale securities at March 31, 1995 were $1.7 billion and had unrealized gains of $7.6 million and unrealized losses of $19.5 million, which resulted in an adjustment to the carrying value of available for sale securities of $11.9 million ($7.4 million, net of taxes). At December 31, 1994, these securities totaled $1.9 billion and had unrealized gains of $3.0 million and unrealized losses of $50.0 million. Holdings of these securities declined approximately $239 million from December 31, 1994, primarily as a result of loan funding needs.

HELD TO MATURITY SECURITIES

        Held to maturity securities at March 31, 1995 were $1.0 billion, consisting primarily of U. S. Government obligations and obligations of states and political subdivisions. The held to maturity portfolio as of March 31, 1995 had unrealized gains of $17.7 million and unrealized losses of $11.0 million. At December 31, 1994, these securities totaled $1.0 billion and had unrealized gains and losses of $9.2 million and $32.3 million, respectively. The change in the unrealized gains and losses reflects the changes in interest rates and financial markets since year end.

LOANS

        Loans at March 31, 1995 were $6.0 billion compared to $5.1 billion and $5.9 billion at March 31, 1994 and December 31, 1994, respectively. Average loans for the first quarter of 1995 were $6.0 billion, a 16% increase over $5.2 billion for the first quarter of 1994. Note 3 to the interim financial statements presents the composition of the loan portfolio. The primary area of growth since year end has been in the consumer loan portfolio, which relates to the consumer loan marketing program implemented in the fourth quarter of 1994. The growth in loans from the first quarter of 1994 to the first quarter of 1995 has been in almost all categories of loans, the largest growth occurring in consumer loans and loans secured by 1-4 residential mortgages. The Corporation's loan-to-deposit ratio was 73% at March 31, 1995 compared to 61% and 71%, respectively, at March 31, 1994, and December 31, 1994.

ALLOWANCE FOR LOSSES ON LOANS

        The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the three-month periods ended March 31, 1995 and 1994 and for the year ended December 31, 1994.



                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ----------------------------   FOR THE YEAR ENDED
                                                    1995              1994      DECEMBER 31, 1994
                                                 ---------         ----------   ------------------
                                                             (DOLLARS IN THOUSANDS)
Balance at the beginning
  of the period                                  $  122,089        $  114,353       $  114,353
Provision charged to expense                          1,686               815            3,636
Allowances of banks acquired (a)                         --             8,834            9,252
Recoveries                                            3,819             2,977           13,287
Charge-offs                                          (4,689)           (2,291)      $  (18,439)
                                                 ----------        ----------       ----------
Balance at the end of the period                 $  122,905        $  124,688       $  122,089
                                                 ==========        ==========       ==========

Loans outstanding at period end                  $5,995,257        $5,108,678       $5,949,128
                                                 ==========        ==========       ==========

Average loans during the period                  $6,001,424        $5,185,160       $5,426,880
                                                 ==========        ==========       ==========

Ratios:
  Allowance/period-end loans                           2.05%             2.44%            2.05%
  Charge-offs/average loans (b)                         .32               .18              .34
  Recoveries/average loans (b)                          .26               .23              .25
  Net charge-offs (recoveries)/
    average loans (b)                                   .06              (.05)             .09
 Provision/average loans (b)                            .11               .06              .07

_______________

(a) At date of acquisition for acquisitions accounted for using the purchase method of accounting and as of January 1 for acquisitions accounted for using the pooling of interests method of accounting.

(b)     Amounts annualized for March 31, 1995 and 1994

(NM)    Not meaningful


        The allowance at March 31, 1995, was $122.9 million, an increase of $816,000 over December 31, 1994, and compared to $124.7 million at March 31, 1994. The allowance is essentially unchanged from year end. The provision for losses on loans exceeded net charge-offs for the first quarter by $816,000 which accounts for the increase. An increase in the level of charge-offs is expected in 1995 related to the increase in the consumer loans. Management believes that the allowance is sufficient to absorb estimated losses inherent in the loan portfolio at quarter end.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES



                                                            MARCH 31,
                                                  ---------------------------       DECEMBER 31,
                                                    1995               1994             1994
                                                  --------           --------       -----------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans                                    $21,323           $22,065          $17,476
Restructured loans                                    1,550             7,816            1,564
                                                    -------           -------          -------
        Total nonperforming loans                    22,873            29,881           19,040
                                                    -------           -------          -------

Foreclosed property
  Other real estate owned,
    net of reserve for losses                         5,300             9,742            5,434
  Other foreclosed properties                           426              492               559
                                                    -------          -------           -------

        Total foreclosed properties                   5,726            10,234            5,993
                                                    -------           -------          -------

        Total nonperforming assets                  $28,599           $40,115          $25,033
                                                    =======           =======          =======

Loans 90 days or more past due
  and not on nonaccrual status                      $ 7,685           $ 8,434          $ 5,874
                                                    =======           =======          =======


- ------------

Nonperforming loans as a
  percentage of loans                                   .38%              .58%             .32%

Nonperforming assets as a
  percentage of loans and
  foreclosed properties                                 .48               .78              .42

Allowance for losses on loans
  as a percentage of
  nonperforming loans                                   537               417              641

Loans 90 days or more past
  due and not on nonaccrual
  status as a percentage of loans                       .13               .17              .10


        The Corporation's asset quality measures continue to be outstanding as shown above. During the first quarter of 1995, nonperforming assets (primarily nonaccrual loans) increased $3.6 million from year end but continues to be at historically low levels. Management does not expect any significant increases in the levels of nonperforming assets in the second quarter of 1995 but does expect some increase from the current levels. Emphasis on asset quality continues to be stressed as the loan portfolio grows.

POTENTIAL PROBLEM ASSETS

        Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of such borrowers to comply in the future with present repayment terms. Historically, these assets have been loans which have become nonperforming. At March 31, 1995, the Corporation had potential problem assets (all of which were loans) of $9.8 million.

OFF-BALANCE-SHEET INSTRUMENTS

        The Corporation, on a limited basis, uses off-balance-sheet financial instruments to manage interest-rate risk. Since December 31, 1994, there has been no significant change in off-balance-sheet instruments. Reference is made to Note 17 to the audited financial statements in the Corporation's 1994 Annual Report to Shareholders for additional information regarding these instruments.

 A summary of the Corporation's interest-rate swaps at March 31, 1995 follows.


                                                   CURRENT RATES (A)                             1995
                                                ----------------------                       YEAR-TO-DATE
                                                VARIABLE       FIXED                         NET INTEREST   UNREALIZED
                                    NOTIONAL      RATE         RATE            MATURITY         INCOME         GAIN
 BALANCE SHEET INSTRUMENTS           AMOUNT       PAID       RECEIVED            DATE           IMPACT        (LOSS)
- ---------------------------         --------    --------     --------          --------      ------------   ----------
                                  (IN MILLIONS)                                                    (IN MILLIONS)
Loans (b)                             $150        6.50%        5.22%          1/96-99 (c)        $(.5)         $(8.2)
Securities                             100        6.56         4.44           6/95                 --            -- (d)
Long-term debt debentures               50        6.04         4.46           5/96                (.2)          (1.6)
Long-term FHLB advances                 10        6.25         9.13           3/98                 .1             .5
                                      ----                                                       ----          -----
        Total                         $310                                                       $(.6)         $(9.3)
                                      ====                                                       ====          =====

________________

(a) The variable rates paid are tied to the three-month LIBOR rate for the loans and the FHLB advance swaps and the six-month LIBOR rate for the investment securities and the debentures swaps. The next repricing dates for the variable rates paid for the loans, long-term debt debentures, and long-term debt FHLB advances are April 1995, May 1995, and June 1995, respectively. The securities swap will not reprice prior to maturity. These variable rates may change significantly in the future due to changes in the financial markets and interest rates.

(b) This swap was entered into to reduce the volatility of net interest income. At the time the swap was executed, management reduced the risk associated with stable or further declining interest rates and the resultant impact on net interest income.

(c) This interest-rate swap's amortization period may change quarterly based on changes in the underlying index rate. If the index rate should be less than or equal to 5.3125% on January 5, 1996, the swap would terminate on that date. If the index rate should remain at the current rate (6.13% as of April 27, 1995) through January 5, 1996 and thereafter, the swap would mature at a rate of $42 million each quarter beginning April 5, 1996 through January 6, 1997. The swap maturity has the potential to extend to January 1999 in the event the index rate should be equal to or exceed 8.3125% on January 5, 1996 and for the remainder of the term of the swap.

(d) Management sold the securities related to this interest-rate swap in January 1995. At December 31, 1994, the Corporation recognized a $1.1 million loss on this interest-rate swap.

ASSET LIABILITY MANAGEMENT

        The following table presents the Corporation's interest-rate sensitivity analysis at March 31, 1995. The analysis is at a point-in-time and could change significantly on a daily basis. This analysis alone cannot be relied upon to predict how the Corporation is positioned to react to changing interest rates. Other factors such as the mix of earning assets and interest-bearing liabilities, interest-rate spreads, and the level of interest-rate impact the Corporation's net interest income.

        Balance sheet simulation analysis is conducted to determine the impact on net interest income for the next twelve months under several interest-rate scenarios. One such scenario uses current rates at March 31, 1995 and holds the rates and volumes constant for the simulation. When this projection is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points, first rising and then falling, the annual impact of the "rate shock" at March 31, 1995 on the Corporation's projected net interest income was a positive $5.8 and a negative $15.0 million pretax, respectively, which is within the Corporation's policy limits.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                  RATE SENSITIVITY ANALYSIS AT MARCH 31, 1995


                                                                 INTEREST-SENSITIVE WITHIN
                                    -----------------------------------------------------------------------------------------
                                                                                                              NON-
                                     0-30     31-90      91-180    181-365      1-2       2-5       OVER    INTEREST-
                                     DAYS      DAYS       DAYS       DAYS      YEARS     YEARS    5 YEARS   BEARING     TOTAL
                                    ------    ------     ------    -------    -------   -------   -------  ---------   ------
                                                                (DOLLARS IN MILLIONS)
ASSETS
  Loans                            $ 1,578    $   592     $ 488    $   791    $   472   $ 1,440    $  642   $    23    $6,026
  Investment securities                335        169       203        556        554       555       340        --     2,712
  Other earning assets                 146        115        23         --         --        --        --        --       284
  Other assets                          --         --        --         --         --        --        --       720       720
                                   -------    -------     -----    -------    -------   -------    ------   -------    ------
    Total assets                   $ 2,059    $   876     $ 714    $ 1,347    $ 1,026   $ 1,995    $  982   $   743    $9,742
                                   =======    =======     =====    =======    =======   =======    ======   =======    ======

SOURCES OF FUNDS
  Money market deposits            $    58    $   357     $  --    $   357    $    --   $   511    $   --   $    --    $1,283
  Other savings and time deposits      557      1,058       771        668        478     1,612        16        --     5,160
  Time deposits over $100,000          104        107       118         93         97        54         2        --       575
  Short-term borrowings                197          2         1         --         --        --        --        --       200
  Federal Home Loan Bank
    advances                           116         96        11         14         16        33        20        --       306
  Long-term debt                        --         --        --         --         --        --       117        --       117
  Noninterest-bearing deposits          --         --        --         --         --        --        --     1,200     1,200
  Other liabilities                     --         --        --         --         --        --        --       124       124
  Shareholders' equity                  --         --        --         --         --        --        --       777       777
                                   -------    -------     -----    -------    -------   -------    ------   -------    ------
    Total sources of funds         $ 1,032    $ 1,620     $ 901    $ 1,132    $   591   $ 2,210    $  155   $ 2,101    $9,742
                                   =======    =======     =====    =======    =======   =======    ======   =======    ======


Interest rate swaps                $  (150)   $   (60)    $  --    $    --    $    50   $   160    $   --   $    --    $   --

Interest rate sensitivity gap      $   877    $  (804)    $(187)   $   215    $   485   $   (55)   $  827   $(1,358)   $   --

Cumulative interest rate
  sensitivity gap                  $   877    $    73     $(114)   $   101    $   586   $   531    $1,358   $    --    $   --

Cumulative gap as a percentage
  of total assets                        9%         1%       (1%)        1%         6%        5%       14%

- ----------------
Management has made the following assumptions in the above analysis:

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

(e) Investment securities available for sale are currently treated in the same manner as comparable securities in the investment securities held to maturity portfolio in that they are scheduled according to their contractual maturities or earliest repricing date, however the maturities of callable agencies are scheduled according to their call dates when valued at a premium or par.

(f) Money market deposits and savings deposits that have no contractual maturities are scheduled according to the Corporation's best estimate of their repricing to changes in market rates. This varies by product type and market.

(g) If all money market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been negative (21%), (20%), (22%), (16%), and (11%), and positive 5% and 14%, respectively, for the 0-30 Days, 31-90 Days, 91-180 Days, 181-365 Days, 1-2 Years, 2-5 Years and over 5 years categories at March 31, 1995.

LIQUIDITY

      The Corporation's core deposit base is its most important and stable funding source. Core deposits, along with available for sale securities and money market investments, provide liquidity for the Corporation. The Corporation's deposit base is comprised of "in-market" deposits, as the Corporation has no brokered deposits. Certificates of deposits of $100,000 or more represent only 7% of total deposits at March 31, 1995. The following table presents an analysis of the Corporation's average deposits.

                                         THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                               MARCH 31,            DECEMBER 31,
                                         1995            1994            1994
                                      ----------      ----------     -----------
                                                (DOLLARS IN THOUSANDS)
Demand deposits                       $1,228,593      $1,204,021      $1,226,289
Money market accounts (a)              1,345,094       1,593,972       1,471,733
Savings deposits (b)                   1,732,989       1,700,339       1,762,406
Other time deposits (c)                3,384,990       3,319,275       3,317,570
                                      ----------      ----------      ----------
      Total core deposits              7,691,666       7,817,607       7,777,998
Certificates of deposit
  of $100,000 and over                   559,160         543,181         551,615
                                      ----------      ----------      ----------
      Total deposits                  $8,250,826      $8,360,788      $8,329,613
                                      ==========      ==========      ==========

- -------------------
(a) Includes money market savings accounts, High Yield accounts, and super NOW accounts.

(b)        Includes regular and premium savings accounts and NOW accounts.

(c) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

      Average deposits for the first quarter of 1995 were $8.3 billion, a decrease of $79 million from the average for 1994. The decrease relates primarily to money market and savings deposits with a portion of the decline being offset by growth in certificates of deposit. Also, approximately $90 million of the decline relates to the sale of certain branches required as a result the acquisition of Grenada Sunburst System Corporation at year end.

      The parent company's source of liquidity is management fees and dividends received from subsidiaries. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At March 31, 1995, the parent company had cash and cash equivalents totaling $47.9 million and short-term investments totaling $45.4 million. The parent company's net working capital at March 31, 1995 was $90.7 million. The parent company expects to receive dividends from its subsidiary banks totaling $41 million during the second quarter of 1995. Additional dividends will be dependent on the future earnings of the subsidiary banks.

SHAREHOLDERS' EQUITY

      The Corporation's total shareholders' equity increased by $46.3 million from December 31, 1994 to $777 million at March 31, 1995. The increase was due to retained net earnings of $22.0 million, a reduction in the net unrealized loss on available for sale securities of $21.1 million, and Common Stock issued in connection with benefit plans of $3.2 million. At March 31, 1995, the ratio of shareholders' equity to assets was 7.98% compared to 7.30% at December 31, 1994.

CAPITAL ADEQUACY

      The following tables presents capital adequacy information regarding the Corporation and the table on the following page presents the calculation of the Corporation's risk-based capital.

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                           ----------------------   DECEMBER 31,
                                             1995          1994         1994
                                           --------      --------   -----------
CAPITAL ADEQUACY DATA
- ---------------------

Total shareholders' equity/
  total assets (at period end)               7.98%         7.72%         7.30%
Average shareholders' equity/
  average total assets                       7.83          7.77          7.76
Tier 1 capital/unweighted
  assets (leverage ratio) (a)                7.62          7.45          7.18
Parent company long-term
  debt/equity                               14.77         15.24         15.71
Dividend payout ratio                       33.41         34.64         64.68

- -------------------
(a)        Based on period-end capital and quarterly adjusted average assets.

      At March 31, 1995, total shareholders' equity was 7.98% of total assets and the leverage ratio was 7.62% compared to 7.30% and 7.18%, respectively, at December 31, 1994. The improvement in these ratios relates primarily to the Corporation's retained net earnings. The shareholders' equity to total assets ratio improved more than the leverage ratio because the adjustment for the unrealized loss on available for sale securities decreased $21 million from year end to $7.4 million. This adjustment is not included in the leverage ratio calculation.

      The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification. The Corporation's risk-based capital increased from year end due primarily to retained net earnings. Risk-weighted assets increased during the quarter as loan growth occurred, since loans are typically 100% risk-weighted. The increase was partially offset by a decline in total assets.

                               RISK-BASED CAPITAL

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                      -----------------------------       DECEMBER 31,
                                         1995               1994              1994
                                      ----------         ----------         --------
                                                  (DOLLARS IN THOUSANDS)
Tier 1 capital
  Shareholders' equity                $   777,066       $   764,104       $   730,707
  Minority interest in
    consolidated subsidiaries               1,088             1,588             1,088
  Less goodwill, other
    intangibles, and one-half
    of investment in
    unconsolidated subsidiaries           (36,960)          (32,774)          (38,138)
  Less deferred tax asset not
    qualifying for
    regulatory capital                     (2,384)           (1,803)           (2,494)
  Unrealized loss on available for
    sale securities                         7,417               175            28,527
                                      -----------       -----------       -----------
      Total Tier 1 capital                746,227           731,290           719,690
Tier 2 capital
  Allowance for losses on loans (a)        73,716            66,792            74,204
  Qualifying long-term debt                74,553            74,500            74,540
  Less one-half of investment
    in unconsolidated subsidiaries            (21)              (20)              (18)
                                      -----------       -----------       -----------
      Total capital                   $   894,475       $   872,562       $   868,416
                                      ===========       ===========       ===========

Risk-weighted assets (b)              $ 5,848,067       $ 5,250,970       $ 5,888,361
                                      ===========       ===========       ===========


Ratios as a percent of end of
  period risk-weighted assets
      Tier 1 capital                        12.76%            13.93%            12.22%
      Total capital                         15.30             16.62             14.75

- ----------------------
(a)        Limited as required by regulatory guidelines.
(b)        Based on "risk-weighted assets" as defined by regulatory guidelines.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

   The information called for by this item is incorporated by reference to
Item 3, Part I of the Corporation's 1994 Form 10-K , Note 19 to the Corporation's consolidated financial statements on pages 68 and 69 of the 1994 Annual Report, and Note 10 to the Corporation's unaudited financial statements included herein.

ITEM 2 -- CHANGES IN SECURITIES

   None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5 -- OTHER INFORMATION

   None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

         10 - Supplemental Executive Retirement Plan of Executive Officers 11 - Computation of Per Share Earnings
         27 - Financial Data Schedule (for SEC use only)

   (b)  Reports on Form 8-K:

   Date of Current
       Report                                         Subject
   ---------------                         -------------------------------
   January 13, 1995                        Acquisition of Grenada Sunburst
                                           System Corporation (GSSC) on
                                           December 31, 1994

   January 31, 1995                        Amendment to January 13, 1995
                                           Current Report on Form 8-K for
                                           the GSSC acquisition to file
                                           certain unaudited pro forma
                                           financial information

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   UNION PLANTERS CORPORATION
                                                 ------------------------------
                                                          (Registrant)



Date:     May 10, 1995
       -----------------

                                           By:   /s/ Benjamin W. Rawlins, Jr.
                                               --------------------------------
                                               Benjamin W. Rawlins, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer



                                           By:   /s/ John W. Parker
                                               --------------------------------
                                               John W. Parker
                                               Executive Vice President and
                                               Chief Financial Officer



                                           By:   /s/ M. Kirk Walters
                                               --------------------------------
                                               M. Kirk Walters
                                               Senior Vice President, Treasurer
                                               and Chief Accounting Officer