Form 10-Q
period 1995-06-30
UNION PLANTERS CORP
filed 1995-08-11
CIK 100893

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q




 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934


For the quarterly period ended June 30, 1995


                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934


For the transition period    to    .
                          ---   ---


Commission File No.  1-10160
                     -------

                          UNION PLANTERS CORPORATION
            (Exact name of registrant as specified in its charter)


      Tennessee                                          62-0859007
     -----------                                         ------------
(State of incorporation)                       (IRS Employer Identification No.)


 7130 Goodlett Farms Parkway, Memphis, Tennessee           38018
- -----------------------------------------------------------------
(Address of principal executive offices)               (ZIP Code)


Registrant's telephone number, including area code:   (901) 383-6000
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X                 No
                               ---                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



          Class                                    Outstanding at July 31, 1995
- -------------------------                          ----------------------------
Common stock $5 par value                                   40,875,967

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                     INDEX



                                                                                                                     Page
                                                                                                                    -----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

              a) Consolidated Balance Sheet -- June 30, 1995,
                    June 30, 1994, and December 31, 1994                                                              3

              b) Consolidated Statement of Earnings --
                    Three and Six Months Ended June 30, 1995 and 1994                                                 4

              c) Consolidated Statement of Changes in
                    Shareholders' Equity -- Six Months Ended
                    June 30, 1995                                                                                     5

              d) Consolidated Statement of Cash Flows --
                    Six Months Ended June 30, 1995 and 1994                                                           6

              e) Notes to Unaudited Consolidated Financial
                    Statements                                                                                        7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                              13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                          34

Item 2.   Changes in Securities                                                                                      34

Item 3.   Defaults Upon Senior Securities                                                                            34

Item 4.   Submission of Matters to a Vote of Security Holders                                                        34

Item 5.   Other Information                                                                                          34

Item 6.   Exhibits and Reports on Form 8-K                                                                           35

Signatures                                                                                                           36


                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                                     JUNE 30,
                                                                           ----------------------------      DECEMBER 31,
                                                                              1995              1994             1994
                                                                           ----------       -----------      ------------
                                                                                          (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks                                                  $  434,175       $   420,233      $   488,722
  Interest-bearing deposits at financial institutions                          35,020            14,901           10,641
  Federal funds sold and securities purchased
    under agreements to resell                                                 56,351            44,253           29,953
  Trading account securities                                                  210,775           148,204          155,951
  Loans held for resale                                                        54,136            40,937           24,493
  Investment securities
    Available for sale (Amortized cost: $1,500,011; $2,622,948;
       and $1,975,897, respectively)                                        1,501,600         2,600,055        1,928,984
    Held to maturity (Market value: $1,027,154; $1,081,147;
        and $1,009,969, respectively)                                       1,005,348         1,072,302        1,033,160
  Loans                                                                     6,115,497         5,416,619        5,980,581
    Less:Unearned income                                                      (30,410)          (28,160)         (31,453)
         Allowance for losses on loans                                       (118,675)         (122,823)        (122,089)
                                                                           ----------       -----------      -----------
          Net loans                                                         5,966,412         5,265,636        5,827,039
  Premises and equipment                                                      199,170           214,078          204,136
  Accrued interest receivable                                                  83,191            83,948           87,509
  Goodwill and other intangibles                                               46,940            51,291           50,236
  Other assets                                                                152,321           135,161          174,245
                                                                           ----------       -----------      -----------
          TOTAL ASSETS                                                     $9,745,439       $10,090,999      $10,015,069
                                                                           ==========       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest-bearing                                                    $1,244,678       $ 1,244,371      $ 1,380,737
    Certificates of deposit of $100,000 and over                              585,569           545,739          559,593
    Other interest-bearing                                                  6,433,016         6,550,897        6,477,512
                                                                           ----------       -----------      -----------
          TOTAL DEPOSITS                                                    8,263,263         8,341,007        8,417,842
  Short-term borrowings                                                       140,434           534,101          415,171
  Federal Home Loan Bank advances                                             291,630           220,611          224,103
  Long-term debt                                                              121,793           121,026          116,848
  Accrued interest, expenses, and taxes                                        76,672            63,231           72,211
  Other liabilities                                                            40,127            42,276           38,187
                                                                           ----------       -----------      -----------
          TOTAL LIABILITIES                                                 8,933,919         9,322,252        9,284,362
                                                                           ----------       -----------      -----------

  Commitments and contingent liabilities                                           --                --               --
  Shareholders' equity
  Preferred stock
    Convertible                                                                87,298            87,298           87,298
    Nonconvertible                                                                 --            17,250               --
  Common stock, $5 par value; 100,000,000 shares authorized;
    40,553,285 issued and outstanding (39,912,615 at
    June 30, 1994 and 40,179,474 at December 31, 1994)                        202,766           199,478          200,897
  Additional paid-in capital                                                   74,960            64,430           69,204
  Net unrealized gain (loss) on available for sale securities                     926           (14,159)         (28,527)
  Retained earnings                                                           445,570           414,450          401,835
                                                                           ----------       -----------      -----------
          TOTAL SHAREHOLDERS' EQUITY                                          811,520           768,747          730,707
                                                                           ----------       -----------      -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $9,745,439       $10,090,999      $10,015,069
                                                                           ==========       ===========      ===========




The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                          JUNE 30,                   JUNE 30,
                                                                    --------------------       --------------------
                                                                      1995          1994         1995         1994
                                                                    --------      --------     --------     --------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans                                        $139,108      $111,573     $270,725      $217,086
  Interest on investment securities
    Taxable                                                           32,944        39,744       68,017        75,586
    Tax-exempt                                                         7,769         8,224       15,700        16,474
  Interest on deposits at financial institutions                         587           165          902           380
  Interest on federal funds sold and securities
    purchased under agreements to resell                               1,763           712        2,258         2,012
  Interest on trading account securities                               3,269         2,219        6,005         3,978
  Interest on loans held for resale                                      945           248        1,239           829
                                                                    --------      --------     --------      --------
   Total interest income                                             186,385       162,885      364,846       316,345
                                                                    --------      --------     --------      --------

INTEREST EXPENSE
  Interest on deposits                                                76,247        56,699      145,520       112,255
  Interest on short-term borrowings                                    2,664         4,272        7,146         6,387
  Interest on Federal Home Loan Bank advances
    and long-term debt                                                 6,936         4,850       13,091         9,175
                                                                    --------      --------     --------      --------
   Total interest expense                                             85,847        65,821      165,757       127,817
                                                                    --------      --------     --------      --------

   NET INTEREST INCOME                                               100,538        97,064      199,089       188,528
Provision for losses on loans                                          2,000           985        3,686         1,800
                                                                    --------      --------     --------      --------

   NET INTEREST INCOME AFTER PROVISION FOR
     LOSSES ON LOANS                                                  98,538        96,079      195,403       186,728
                                                                    --------      --------     --------      --------

NONINTEREST INCOME
  Service charges on deposit accounts                                 17,628        12,919       33,888        25,431
  Bank card income                                                     4,784         2,372        9,426         4,841
  Mortgage servicing income                                            2,268         2,392        4,614         4,767
  Trust service income                                                 2,005         1,969        4,036         4,013
  Profits and commissions from trading activities                      3,422         1,831        5,036         3,801
  Investment securities gains (losses)                                    18           169           (3)          274
  Other income                                                         7,434         6,592       14,773        13,536
                                                                    --------      --------     --------      --------
   Total noninterest income                                           37,559        28,244       71,770        56,663
                                                                    --------      --------     --------      --------

NONINTEREST EXPENSE
  Salaries and employee benefits                                      39,111        39,919       78,383        79,365
  Net occupancy expense                                                6,115         6,399       12,443        12,807
  Equipment expense                                                    7,395         6,473       14,276        12,889
  Other expense                                                       33,363        33,345       63,993        63,802
                                                                    --------      --------     --------      --------
   Total noninterest expense                                          85,984        86,136      169,095       168,863
                                                                    --------      --------     --------      --------

   EARNINGS BEFORE INCOME TAXES                                       50,113        38,187       98,078        74,528
Applicable income taxes                                               16,247        11,935       31,197        22,889
                                                                    --------      --------     --------      --------
   NET EARNINGS                                                     $ 33,866      $ 26,252     $ 66,881      $ 51,639
                                                                    ========      ========     ========      ========

   NET EARNINGS APPLICABLE TO COMMON SHARES                         $ 32,183      $ 24,042     $ 63,432      $ 47,213
                                                                    ========      ========     ========      ========

EARNINGS PER COMMON SHARE
    Primary                                                         $    .79      $    .60     $   1.56      $   1.18
    Fully diluted                                                        .75           .58         1.49          1.14

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
  Primary                                                             40,607        40,045       40,514        40,004
  Fully diluted                                                       45,108        44,529       45,005        44,486



The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)



                                                                                           NET
                                                                                       UNREALIZED
                                                                                     GAIN (LOSS) ON
                                                                                        AVAILABLE
                                                                        ADDITIONAL       FOR SALE
                                            PREFERRED     COMMON         PAID-IN        SECURITIES,    RETAINED
                                              STOCK        STOCK         CAPITAL       NET OF TAXES    EARNINGS   TOTAL
                                            ---------     -------       ---------     --------------   --------  -------
                                                                           (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1995                    $87,298       $200,897      $ 69,204        $(28,527)     $401,835  $730,707
Net earnings                                     --             --            --              --        66,881    66,881
Cash dividends
 Common Stock, $.48 per share                    --             --            --              --       (19,381)  (19,381)
 Series B Preferred Stock, $4.00 per share       --             --            --              --          (176)     (176)
 Series D Preferred Stock, $ .65 per share       --             --            --              --          (165)     (165)
 Series E Preferred Stock, $1.00 per share       --             --            --              --        (3,108)   (3,108)
Common shares issued under employee benefit
 plans and dividend reinvestment plan,
 net of shares repurchased                       --          1,869         5,756              --          (343)    7,282
Change in net unrealized gain (loss)
  on available for sale securities,
  net of taxes                                   --             --            --          29,453            --    29,453
Other                                            --             --            --              --            27        27
                                           --------      ---------      --------       ---------      --------  --------
BALANCE, JUNE 30, 1995                     $ 87,298      $ 202,766      $ 74,960       $     926      $445,570  $811,520
                                           ========      =========      ========       =========      ========  ========





The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                         --------------------------
                                                                                           1995               1994
                                                                                         --------           --------
                                                                                            (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings                                                                          $  66,881            $  51,639
  Reconciliation of net earnings to net cash provided by operating activities
    Provision for losses on loans and other real estate                                     3,902                2,372
    Depreciation and amortization                                                          10,507                9,978
    Amortization of intangibles                                                             3,888                4,220
    Net amortization (accretion) of investment securities                                     (73)               2,835
    Net realized losses (gains) on sales of investment securities                               3                 (274)
    Deferred income tax (benefit) expense                                                  (2,268)                 584
    (Increase) decrease in assets
      Trading account securities and loans held for resale                                (84,467)             100,268
      Accrued interest receivable and other assets                                         12,272               10,488
    Increase in accrued interest, expenses,
      taxes, and other liabilities                                                          6,557                1,906
    Other, net                                                                                275                 (123)
                                                                                        ---------            ---------
          Net cash provided by operating activities                                        17,477              183,893
                                                                                        ---------            ---------

INVESTING ACTIVITIES
  Net (increase) decrease in short-term investments                                       (19,636)              23,279
  Proceeds from sales of available for sale securities                                    318,822               88,446
  Proceeds from maturities, calls, and prepayments
    of available for sale securities                                                      245,746              524,979
  Purchases of available for sale securities                                              (89,540)            (676,446)
  Proceeds from maturities, calls, and prepayments
    of held to maturity securities                                                         30,595              134,806
  Purchases of held to maturity securities                                                 (1,374)            (201,199)
  Net increase in loans                                                                  (146,099)            (228,750)
  Net cash received from purchases of financial institutions                                 --                 69,910
  Sales of premises and equipment                                                           6,802                1,417
  Purchases of premises and equipment                                                     (13,148)             (17,215)
                                                                                        ---------            ---------
          Net cash provided (used) by investing activities                                332,168             (280,773)
                                                                                        ---------            ---------

FINANCING ACTIVITIES
  Net decrease in deposits                                                               (154,579)            (134,469)
  Net (decrease) increase in short-term borrowings                                       (274,737)             256,526
  Proceeds from FHLB advances and long-term debt                                          126,611               46,197
  Repayment of FHLB advances and long-term debt                                           (54,716)             (33,371)
  Proceeds from issuance of common stock, net                                               7,767                6,384
  Purchase and retirement of common stock, net                                               (485)              (3,063)
  Cash dividends paid                                                                     (22,912)             (18,307)
                                                                                        ---------            ---------
          Net cash (used) provided by financing activities                               (373,051)             119,897
                                                                                        ---------            ---------

Net (decrease) increase in cash and cash equivalents                                      (23,406)              23,017
Cash and cash equivalents at the beginning of the period                                  513,932              441,469
                                                                                        ---------            ---------
Cash and cash equivalents at the end of the period                                      $ 490,526            $ 464,486
                                                                                        =========            =========

SUPPLEMENTAL DISCLOSURES
  Purchases of other financial institutions:
    Fair value of assets acquired                                                       $      --            $ 918,276
    Liabilities assumed                                                                        --             (837,636)
    Common stock issued                                                                        --              (64,250)
                                                                                        ---------            ---------
    Cash paid for the purchase of other financial institutions                                 --               16,390
    Cash and cash equivalents acquired                                                         --              (86,300)
                                                                                        ---------            ---------
      Net cash received from purchases of financial institutions                        $      --            $ (69,910)
                                                                                        =========            =========

  Cash paid for
    Interest                                                                            $ 157,089            $ 123,046
    Taxes                                                                                  14,460               18,229
  Loans transferred to other real estate through foreclosure                                3,040                2,414
  Unrealized gain (loss) on securities available for sale                                   1,589              (22,893)





The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  PRINCIPLES OF ACCOUNTING

   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial condition, results of operations, and cash flows for the interim period have been included.

   The accounting policies followed by Union Planters Corporation and its subsidiaries (the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1994 Annual Report to Shareholders, a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 10-K). Certain 1994 amounts have been reclassified to be consistent with the 1995 financial reporting presentation. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year.


NOTE 2.  MERGERS AND ACQUISITIONS

   There were no acquisitions completed during the first six months of 1995. Reference is made to Note 2 on pages 43 through 47 of the Corporation's Annual Report to Shareholders for information regarding acquisitions completed in 1994.

   On July 1, 1995, the Corporation completed the acquisition of the $110-million First State Bancorporation, Inc., the parent company of First Exchange Bank in Tiptonville, Tennessee. As consideration therefor, the Corporation issued 388,497 shares of 8% Cumulative, Convertible Preferred Stock, Series E. The acquisition is being accounted for using the purchase method of accounting.

   The Corporation has signed definitive agreements pursuant to which management believes it is probable the Corporation would acquire the entities listed below subject to receiving regulatory approvals and satisfaction of certain contractual conditions precedent.

PENDING ACQUISITIONS
                                                                          ANTICIPATED              APPROXIMATE
                                                 TYPE OF                   METHOD OF                  TOTAL
         INSTITUTION                         CONSIDERATION                ACCOUNTING                  ASSETS
- ----------------------------               -----------------           ----------------            ------------
                                                                                                   (IN MILLIONS)
Capital Bancorporation, Inc.,               Approximately 4,200,000    Pooling of interests           $1,115
  Cape Girardeau, Missouri;                 shares of Common Stock
  Parent Company of Capital Bank
  of Cape Girardeau County; Capital
  Bank of Columbia; Capital Bank of
  Southwest Missouri; Capital Bank &
  Trust; Capital Bank of Sikeston;
  Capital Bank of Perryville, N.A.;
  Maryland Avenue Bancorporation, Inc.;
  Century State Bancshares, Inc.; and
  Capital Bank, a Federal Savings Bank
  (Jonesboro, Arkansas)

Eastern National Bank,                      Cash, Series E             Purchase                          266
  Miami, Florida                            Preferred Stock, and
                                            Promissory Notes

Planters Bank & Trust Company,              Approximately 341,000      Pooling of interests               60
  Forrest City, Arkansas                    shares of Common Stock
                                                                                                      ------

   Total                                                                                              $1,441
                                                                                                      ======

NOTE 3.  LOANS

Loans are summarized by type as follows:

                                                                  JUNE 30,           DECEMBER 31,
                                                                    1995                1994
                                                                 ----------          ------------
                                                                     (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural                          $1,323,658          $1,364,729
Real estate -- construction                                         229,365             225,591
Real estate -- mortgage
   Secured by 1-4 family residential                              2,051,808           2,035,290
   Other mortgage loans                                           1,017,956             990,779
Home equity                                                         161,275             140,305
Consumer
   Credit cards and other related plans                             360,953             263,927
   Other consumer                                                   922,077             919,618
Direct lease financing, net                                          48,405              40,342
                                                                 ----------          ----------

       Total Loans                                               $6,115,497          $5,980,581
                                                                 ==========          ==========


Nonperforming loans and loans 90 days or more past due are summarized as follows:

                                                                  JUNE 30,         DECEMBER 31,
                                                                   1995                1994
                                                                ----------         ------------
                                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                 $   23,709          $   17,476
Restructured loans                                                    1,286               1,564
                                                                 ----------          ----------
       Total nonperforming loans                                 $   24,995          $   19,040
                                                                 ==========          ==========

Loans 90 days or more past due and not
  on nonaccrual status                                           $   11,579          $    5,874
                                                                 ==========          ==========


NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

The changes in the allowance for losses on loans for the three and six months ended June 30, 1995, are summarized as follows:

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                   JUNE 30, 1995          JUNE 30, 1995
                                                                ------------------      ----------------
                                                                        (DOLLARS IN THOUSANDS)
Beginning balance                                                  $122,905                  $122,089
Provision charged to expense                                          2,000                     3,686
Recoveries                                                            2,626                     6,445
Amounts charged off                                                  (8,856)                  (13,545)
                                                                   --------                  --------
Balance, June 30, 1995                                             $118,675                  $118,675
                                                                   ========                  ========


   On January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." As of June 30, 1995, the amount of the Corporation's impaired loans and disclosures related thereto were not material.

NOTE 5.  INVESTMENT SECURITIES

   The amortized cost and fair value of investment securities are summarized as follows:

                                                                            JUNE 30, 1995
                                                           -----------------------------------------------
                                                                                 UNREALIZED
                                                           AMORTIZED        --------------------       FAIR
                                                             COST            GAINS       LOSSES        VALUE
                                                           ---------        -------     --------     ---------
                                                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury                                           $  390,194       $ 1,837      $   928     $  391,103
  U.S. Government agencies
    Collateralized mortgage obligations                      209,072           211        2,297        206,986
    Mortgage-backed                                          589,012         5,135        2,803        591,344
    Other                                                    205,086           595          885        204,796
                                                          ----------       -------      -------     ----------
      Total U.S. Government obligations                    1,393,364         7,778        6,913      1,394,229
Other stocks and securities                                  106,647         1,354          630        107,371
                                                          ----------       -------      -------     ----------
      TOTAL AVAILABLE FOR SALE SECURITIES                 $1,500,011       $ 9,132      $ 7,543     $1,501,600
                                                          ==========       =======      =======     ==========

HELD TO MATURITY SECURITIES
U.S. Government obligations
  U.S. Treasury                                           $  452,097       $ 5,509      $   823     $  456,783
  U.S. Government agencies                                    54,752           217        1,156         53,813
                                                          ----------       -------      -------     ----------
      Total U.S. Government obligations                      506,849         5,726        1,979        510,596

Obligations of states and political
 subdivisions                                                498,298        22,363        4,302        516,359
Other securities                                                 201            --            2            199
                                                          ----------       -------      -------     ----------
      TOTAL HELD TO MATURITY SECURITIES                   $1,005,348       $28,089      $ 6,283     $1,027,154
                                                          ==========       =======      =======     ==========


                                                                            DECEMBER 31, 1994
                                                             ----------------------------------------------
                                                                                 UNREALIZED
                                                           AMORTIZED        --------------------       FAIR
                                                             COST            GAINS       LOSSES        VALUE
                                                           ---------        -------     --------     ---------
                                                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury                                           $  484,414       $  745       $ 9,302     $  475,857
  U.S. Government agencies
    Collateralized mortgage obligations                      325,084           33        11,221        313,896
    Mortgage-backed                                          816,683        1,061        22,669        795,075
    Other                                                    211,922          189         4,426        207,685
                                                          ----------       ------       -------     ----------
      Total U.S. Government obligations                    1,838,103        2,028        47,618      1,792,513
Other stocks and securities                                  137,794        1,018         2,341        136,471
                                                          ----------       ------       -------     ----------
      TOTAL AVAILABLE FOR SALE SECURITIES                 $1,975,897       $3,046       $49,959     $1,928,984
                                                          ==========       ======       =======     ==========

HELD TO MATURITY SECURITIES
U.S. Government obligations
  U.S. Treasury                                           $  451,897       $   40       $13,250     $  438,687
  U.S. Government agencies                                    62,449           15         3,881         58,583
                                                          ----------       ------       -------     ----------
      Total U.S. Government obligations                      514,346           55        17,131        497,270
Obligations of states and political
  subdivisions                                               518,583        9,097        15,212        512,468
Other                                                            231           --            --            231
                                                          ----------       ------       -------     ----------
      TOTAL HELD TO MATURITY SECURITIES                   $1,033,160       $9,152       $32,343     $1,009,969
                                                          ==========       ======       =======     ==========


   On January 1, 1994, and in connection with the adoption of SFAS No. 115, $1.6 billion of investment securities were transferred to the available for sale category. In addition, approximately $446 million (fair value approximately $436 million) of securities were transferred to available for sale securities in order to effect and maintain compliance with the Corporation's existing interest-rate-risk position and credit-risk policies after taking into account the securities portfolios of financial institutions acquired. There have been no transfers in 1995.

   Investment securities having a carrying value of approximately $983 million and $1.017 billion at June 30, 1995 and December 31, 1994, respectively, were pledged to secure public and trust funds on deposit and securities sold under agreements to repurchase.

   The following table presents the gross realized gains and losses on investment securities for the six months ended June 30, 1995 and 1994. The gains and losses on held to maturity securities for both years resulted from calls of securities.


                                                                 REALIZED GAINS              REALIZED LOSSES
                                                            -----------------------        -------------------
                                                              1995           1994            1995       1994
                                                            --------       --------        --------   --------
                                                                          (DOLLARS IN THOUSANDS)
Available for sale securities                                $2,089          $485           $(2,156)   $(389)
Held to maturity securities                                      64           180                --       (2)
                                                             ------          ----           -------    -----
   Total                                                     $2,153          $665           $(2,156)   $(391)
                                                             ======          ====           =======    =====


NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE


                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                      ------------------     ------------------
                                                        1995      1994         1995       1994
                                                      --------  --------     --------   --------
                                                               (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  Credit life insurance commissions                   $ 1,194    $ 1,081      $ 2,377   $ 2,128
  Customer ATM usage fees                                 810        672        1,541     1,253
  VSIBG partnership earnings                              512        581          653     1,287
  Brokerage fee income                                    373        334          715       710
  Sale of servicing                                       167        398          264       634
  Other                                                 4,378      3,526        9,223     7,524
                                                      -------    -------      -------   -------
       TOTAL OTHER NONINTEREST INCOME                 $ 7,434    $ 6,592      $14,773   $13,536
                                                      =======    =======      =======   =======

OTHER NONINTEREST EXPENSE
  FDIC insurance assessments                          $ 4,685    $ 4,716      $ 9,088   $ 9,393
  Advertising and promotion                             2,373      3,028        4,675     5,188
  Stationery and supplies                               2,644      2,432        5,136     4,788
  Postage and other carrier                             2,588      2,300        5,156     4,436
  Amortization of goodwill and
    other intangibles                                   1,610      1,592        3,199     3,099
  Other contracted services                             1,653      1,630        3,449     3,297
  Communications                                        1,684      1,560        3,269     3,100
  Legal fees                                              780      1,163        1,549     2,082
  Other personnel services                              1,193      1,020        2,384     1,944
  Dues, subscriptions, and
    contributions                                         862        914        1,742     1,803
  Merchant credit card charges                            876        893        1,705     1,986
  Audit fees                                              525        739        1,155     1,506
  Taxes other than income taxes                           659        764        1,564     1,640
  Brokerage and clearing fees                           1,839        700        2,704     1,458
  Insurance                                               416        591          840     1,241
  Miscellaneous charge-offs                             1,033        512        1,501       864
  Travel                                                  681        586        1,264     1,118
  Amortization of mortgage servicing rights               418        724          689     1,121
  Federal Reserve fees                                    417        477          816       917
  Consultant fees                                         903        262        1,501       564
  Other real estate expense                                96        488          357       753
  Other                                                 5,428      6,254       10,250    11,504
                                                      -------    -------      -------   -------
       TOTAL OTHER NONINTEREST EXPENSE                $33,363    $33,345      $63,993   $63,802
                                                      =======    =======      =======   =======

NOTE 7.  INCOME TAXES

   Applicable income taxes for the six months ended June 30, 1995, were $31.2 million, resulting in an effective tax rate of 31.8%. Applicable income taxes for the same period in 1994 were $22.9 million, resulting in an effective tax rate of 30.7%. The tax expense (benefit) applicable to investment securities gains (losses) for the six months ended June 30, 1995 and 1994 was ($1,000) and $107,000, respectively. The increase in the effective rate for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, is due primarily to the increase in taxable earnings for the period.

   At June 30, 1995, the Corporation had a net deferred tax asset of $52.3 million compared to $69.2 million at December 31, 1994. Included in the net deferred tax asset at June 30, 1995 was a deferred tax liability of $663,000 compared to a deferred tax asset of $18.4 million at December 31, 1994, relating to the fair market valuation adjustment for available for sale securities as required by SFAS No. 115. A change in the market valuation of the available for sale securities portfolio accounted for the decrease in the net deferred tax asset related to the SFAS No. 115 adjustment.

   Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.

NOTE 8.  FEDERAL HOME LOAN BANK (FHLB) ADVANCES

   The Corporation's subsidiaries have obtained from the Federal Home Loan Bank
(FHLB) various advances totaling $292 million at June 30, 1995, under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements entitle the Corporation's subsidiaries to borrow funds from the FHLB to fund its mortgage-loan programs and to satisfy other funding needs. Interest rates on the advances are both fixed-rate and variable-rate with the majority of the advances at June 30, 1995 being variable-rate tied to the three-month LIBOR rate. Maturity dates for the advances range from 1995 to 2015. The value of the collateral (mortgage loans) under the Agreements must be at least 150% of the advances outstanding ($292 million at June 30, 1995).


NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

   The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's Common Stock, is summarized as follows:

                                                                      JUNE 30,       DECEMBER 31,
                                                                       1995             1994
                                                                    -----------      ------------
                                                                      (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
  10,000,000 shares authorized
  Series A Preferred Stock,
    250,000 shares authorized, none issued                          $    --          $    --
  Series B, $8 Nonredeemable,
    Cumulative, Convertible
    Preferred Stock (stated at
    liquidation value of $100 per share),
    44,000 shares issued and outstanding                              4,400            4,400
  Series D, 9.5% Redeemable,
     Cumulative, Convertible
     Preferred Stock (stated at
     liquidation value of $20.50 per share),
     253,655 shares issued and outstanding                            5,200            5,200
  Series E, 8% Cumulative,
    Convertible, Preferred Stock
    (stated at liquidation value
    of $25 per share), 3,107,922 shares
    issued and outstanding                                           77,698           77,698
                                                                    -------          -------
       Total preferred stock                                        $87,298          $87,298
                                                                    =======          =======

   The Corporation called for redemption of the Series D Preferred Stock effective July 1, 1995. All shares of the Series D Preferred Stock have since been converted into 253,655 shares of the Corporation's Common Stock.

NOTE 10.  CONTINGENT LIABILITIES

CONTINGENT LIABILITIES

   The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1994 10-K, in Note 19 to the Corporation's consolidated financial statements found on pages 68 and 69 of the 1994 Annual Report to Shareholders (1994 Annual Report), and in Note 10 of the Corporation's quarterly report on Form 10-Q dated March 31, 1995. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

   Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments in any of the pending or threatened actions which affected such opinions during the second quarter of 1995.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1994 Annual Report, the Corporation's Quarterly Report on Form 10-Q dated March 31, 1995, the Corporation's interim unaudited financial statements and notes for the three and six months ended June 30, 1995, included in Part I hereof, and the other supplemental financial data included in this discussion.

   The following table presents selected financial highlights for the three and six months ended June 30, 1995 and 1994.



                                                                                                            PERCENTAGE
                                                     THREE MONTHS ENDED        SIX MONTHS ENDED               CHANGE
                                                          JUNE 30,                 JUNE 30,             ------------------
                                                   ----------------------    ----------------------     THREE        SIX
                                                     1995          1994        1995          1994       MONTHS      MONTHS
                                                   --------      --------    --------      --------     ------      ------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings                                       $33,866       $26,252      $66,881       $51,639       29%        30%
Primary earnings per common share                      .79           .60         1.56          1.18       32         32
Fully diluted earnings per common share                .75           .58         1.49          1.14       29         31
Return on average assets                              1.39%         1.05%        1.38%         1.05%
Return on average common equity                      18.38         14.43        18.48         14.33
Dividends per common share                         $   .25       $   .21      $   .48       $   .42       19         14
Net interest margin (FTE)                             4.66%         4.42%        4.62%         4.35%
Interest rate spread (FTE)                            3.97          3.95         3.96          3.89
Expense ratio                                         1.99          2.31         2.01          2.28
Efficiency ratio                                     60.45         66.01        60.54         66.46
Book value per common share                                                   $ 17.86       $ 16.64                   7
Shareholders equity to total assets                                              8.33%         7.62%
Leverage ratio                                                                   7.96          7.43

_______________

Net interest margin -- Net interest income as a percentage of average earning assets

Interest rate spread -- Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio -- Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses and investment securities gains (losses)] divided by average assets

Efficiency ratio -- Operating noninterest expense (excluding significant nonrecurring expenses) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)


FTE -- Fully taxable-equivalent basis

OPERATING RESULTS -- THREE AND SIX MONTHS ENDED JUNE 30, 1995

   The following table presents the contributions to fully diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
            CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,                 EPS
                                                                 ------------------          INCREASE
                                                                  1995        1994          (DECREASE)
                                                                 ------      ------         ----------
Net interest income--FTE                                         $4.61        $4.44            $ .17
Provision for losses on loans                                     (.08)        (.04)            (.04)
                                                                 -----        -----            -----
Net interest income after provision
  for losses on loans--FTE                                        4.53         4.40              .13
                                                                 -----        -----            -----
Noninterest income
  Service charges on deposit accounts                              .76          .57              .19
  Bank card income                                                 .21          .11              .10
  Mortgage servicing income                                        .10          .11             (.01)
  Trust service income                                             .09          .09               --
  Profits and commissions from
    trading activities                                             .11          .08              .03
  Investment securities gains                                       --           --               --
  Other income                                                     .33          .31              .02
                                                                 -----        -----            -----
   Total noninterest income                                       1.60         1.27              .33
                                                                 -----        -----            -----
Noninterest expense
  Salaries and employee benefits                                  1.74         1.78              .04
  Net occupancy expense                                            .28          .29              .01
  Equipment expense                                                .32          .29             (.03)
  Other expense                                                   1.42         1.43              .01
                                                                 -----        -----            -----
   Total noninterest expense                                      3.76         3.79              .03
                                                                 -----        -----            -----

  Earnings before income taxes--FTE                               2.37         1.88              .49
Applicable income taxes--FTE                                       .88          .72             (.16)
                                                                 -----        -----            -----
   Net earnings                                                   1.49         1.16              .33
Less preferred stock dividends                                      --          .02              .02
                                                                 -----        -----            -----
   Fully diluted earnings per share                              $1.49        $1.14            $ .35
                                                                 =====        =====            =====

Change in net earnings applicable
  to common shares using previous
  year average shares outstanding                                                              $ .36
Change in average shares outstanding                                                            (.01)
                                                                                               -----
  Change in net earnings                                                                       $ .35
                                                                                               =====


_______________

FTE -- Fully taxable-equivalent basis

SECOND QUARTER EARNINGS OVERVIEW

   For the second quarter of 1995, the Corporation reported record earnings of $33.9 million, or $.75 per fully diluted common share. This represents a 29% increase compared to net earnings for the same period in 1994 of $26.3 million, or $.58 per fully diluted common share. Returns on average assets and average common equity for the second quarter of 1995 were 1.39% and 18.38%, respectively, which compares to 1.05% and 14.43% for the same period in 1994.

   Net earnings for the six months ended June 30, 1995 were $66.9 million, or $1.49 per fully diluted common share. This compares to net earnings of $51.6 million, or $1.14 per fully diluted common share, for the same period in 1994.

   The improvement in net earnings for the second quarter of 1995 is attributable to increases in both net interest income of $3.5 million and noninterest income of $9.3 million, while noninterest expense decreased $152,000. The following is a more complete discussion and analysis of the operating results for the three and six months ended June 30, 1995 compared to the same periods in 1994.


                               EARNINGS ANALYSIS

NET INTEREST INCOME

   Net interest income (FTE) for the second quarter of 1995 was $104.7 million, a 2% increase over both the second quarter of 1994 and first quarter of 1995 which were $102.4 million and $102.8 million, respectively. For the first half of 1995, net interest income was $207.5 million compared to $197.7 million for the same period in 1994. The improvement is attributable to loan growth, a higher yield on the investment securities portfolio, and a higher net interest margin. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

   The net interest margin for the second quarter of 1995 was 4.66% which compares to 4.42% for the same quarter last year and 4.59% for the first quarter of 1995. The net interest margin for the first half of 1995 was 4.62%, 27 basis points higher than the net interest margin for the same period in 1994. The interest rate spread increased to 3.97% for the second quarter of 1995 from 3.95% for the same period a year ago and compared to 3.96% for the first quarter of 1995.

INTEREST INCOME

   The following table presents a breakdown of average earning assets for the three and six months ended June 30, 1995 and 1994.

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                ----------------------       -----------------------
                                                  1995         1994            1995           1994
                                                --------      --------       --------       --------
                                                                (DOLLARS IN BILLIONS)
Average earning assets                          $9.0           $9.3            $9.1           $9.2
  Comprised of:
  Loans                                           68%            57%             67%            57%
  Investment securities                           29             40              30             40
  Other earning assets                             3              3               3              3


_____________

Fully taxable-equivalent yield on
  average earning assets                        8.48%          7.26%           8.31%          7.16%


   Fully taxable-equivalent interest income for the second quarter of 1995 increased 13% compared to the same period in 1994 and increased 4% compared to the first quarter of 1995. For the first half of 1995, the increase was 15% over the same period in 1994. The increase is attributable primarily to loan growth and higher yields on earning assets. Average loans for the second quarter of 1995 increased 2% over the first quarter of 1995 and increased 15% over the same period in 1994. Year to date average loans have increased 15% compared to the same period in 1994. The growth in loans occurred in almost all categories. The yield on average earning assets increased in 1995 compared to the previous year primarily due to the higher interest rate environment during that period of time and to the shift in the Corporation's mix of earning assets from investment securities to loans.

INTEREST EXPENSE

   The following table presents a breakdown of average interest-bearing liabilities for the three and six months ended June 30, 1995 and 1994.

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                              -----------------------       ------------------
                                                1995           1994           1995      1994
                                              --------       --------       --------  --------
                                                           (DOLLARS IN BILLIONS)
Average interest-bearing liabilities            $7.6           $8.0           $7.7      $7.9
Comprised of:
  Deposits                                        92%            90%            92%       91%
  Short-term borrowings                            2              6              3         5
  FHLB advances and long-term debt                 6              4              5         4


_______________

Rates paid on average interest-
  bearing liabilities                           4.51%          3.31%          4.35%     3.27%

   Interest expense increased 30% in the second quarter of 1995 compared to the same period in 1994 and increased 7% over the first quarter of 1995. For the six months ended June 30, 1995, interest expense increased 30% compared to the same period in 1994. The increase is due to increased rates in almost all categories of interest-bearing liabilities and is reflective of the interest-rate environment. Most of the increase relates to deposits, the largest category of interest-bearing liabilities. Partially offsetting the increase due to higher rates paid has been a decrease in average interest-bearing liabilities, primarily deposits.

   The Corporation's interest-rate swaps decreased net interest income for the three and six months ended June 30, 1995 by approximately $668,000 and $1.2 million, respectively, compared to an increase in net interest income of approximately $715,000 and $1.9 million, respectively, in the same periods in 1994. The change in the impact is reflective of the increase in interest rates over the twelve-month period. The impact of the interest-rate swaps has been substantially offset by corresponding changes in interest rates and yields related to the underlying assets and liabilities.

PROVISION FOR LOSSES ON LOANS

   The provision for losses on loans for the second quarter of 1995 was $2.0 million, or .13% of average loans on an annualized basis, compared to $985,000, or .07% of average loans, for the same period in 1994 and $1.7 million, or .11% of average loans, for the first quarter of 1995. For the six months ended June 30, 1995, the provision for losses on loans was $3.7 million compared to $1.8 million for the same period in 1994. The low level of provisions reflects the good asset quality the Corporation has maintained over the last two years. The increased provision in 1995 relates primarily to consumer loan growth. The level of the provision for losses on loans is expected to increase over the remainder of 1995 commensurate with the loan growth.

NONINTEREST INCOME

   Noninterest income for the second quarter of 1995 was $37.6 million, an increase of 33% over the same period in 1994, and an increase of 10% compared to the first quarter of 1995. For the first half of 1995, noninterest income was $71.8 million compared to $56.7 million for the same period a year ago. The improvement is attributable to increases in fee and other income identified as a result of the Corporation's restructuring plan initiated in the third quarter of 1994, an increase in fees on consumer loans related to implementation of a consumer loan marketing plan, and increased revenues attributable to increased transaction volumes in the SBA trading activities.

    The restructuring plan included an evaluation of the Corporation's banking services with a goal of implementing "best practices" in all areas. As a result, the Corporation's banking subsidiaries evaluated their practices related to service charges on deposit accounts and increased certain fees (primarily overdraft fees), implemented new fees, and reduced the number of fees that were being waived. The result was a $4.7 million increase in service charges on deposit accounts to $17.6 million for the second quarter of 1995 compared to the same period in 1994 and a $1.4 million increase over the first quarter of 1995. For the six months ended June 30, 1995, service charges on deposits were $33.9 million, an increase of $8.5 million over the same period in 1994. Once the above changes are fully implemented, the level of service charges on deposit accounts is expected to stabilize and future increases will not be the same as the first two quarters of 1995.

   Bank card income increased $2.4 million to $4.8 million for the second quarter of 1995 compared to the same period in 1994. Year-to-date bank card income is $9.4 million which is an increase of $4.6 million over the first half of 1994. The growth is directly attributable to the increased volume of consumer loans (primarily credit cards) as a result of the year end marketing program. Future revenue levels are dependent on the credit card customer usage levels and the number of cards outstanding.

   SBA trading revenues increased $1.6 million for the second quarter of 1995 to $3.4 million as compared to $1.8 million for the same period in 1994 and $1.6 million for the first quarter of 1995. The increase is attributable to an increased level of trading activity during the second quarter. Revenues from this activity are volatile such that future levels cannot be predicted with any certainty.

NONINTEREST EXPENSE

   Noninterest expense for the second quarter of 1995 decreased $152,000 to $86.0 million which compares to $86.1 million for the second quarter of 1994. Noninterest expense increased $2.8 million compared to the first quarter of 1995 attributable primarily to increased volumes in the bank card and SBA trading activities. For the first six months of 1995, noninterest expense was $169.1 million which constituted a $232,000 increase over the same period in 1994.

   The minimal increase in expenses, excluding the increases related to increased volumes in the bank card and SBA trading activities, relates primarily to management's efforts to increase productivity and improve profitability from the implementation of the restructuring plan mentioned previously. This plan provides for a reduction of approximately 1,000 employees through voluntary and involuntary separation plans, the consolidation or divestiture of approximately 38 branches, and the consolidation of certain of the Corporation's subsidiary banks and branches operating in the same or adjacent geographic locations. The implementation of the plan began at the end of 1994 and is expected to be fully implemented in 1995 or the early part of 1996.

   Salaries and employee benefits decreased $808,000 between the second quarters of 1995 and 1994. Compared to the first quarter of 1995, salaries and employee benefits decreased approximately $161,000. For the first half of 1995, salaries and employee benefits were $78.4 million compared to $79.4 million for the same period in 1994. The reduction in these expenses relates primarily to the Corporation's voluntary separation plan which is discussed in the 1994 Annual Report, Note 13 to the consolidated financial statements. Of the 388 employees who elected voluntary separation, approximately 304 employees have already terminated and approximately 84 employees will terminate later in 1995. Due to the nature of certain positions affected by employees electing the voluntary separation, there were approximately 70 employees replaced. During the first half of 1995, the Corporation paid $9.8 million out of employee severance reserves, leaving a reserve balance of $2.7 million at June 30, 1995 which is expected to be adequate to complete the voluntary and involuntary termination plans.

   The number of full-time-equivalent employees at June 30, 1995 was 4,723 compared to 5,029 at December 31, 1994, 5,226 (restated for acquisitions accounted for as poolings of interests) at June 30, 1994, and 4,879 at March 31, 1995. The decline in the number of employees since December 31, 1994 has achieved approximately 30% of the Corporation's restructuring plan goal. The decrease in employees from December 31, 1994 was partially offset by an increase of approximately 40 employees in the consumer loan area due to a significant increase in loans outstanding. There were no other significant changes in noninterest expense between the three and six months ended June 30, 1995 and 1994.

   The Corporation has also commenced its plans to consolidate or divest certain branch locations. Notifications to regulatory agencies are being made. The consolidations or divestitures are not expected to be completed until the end of 1995 or possibly the first quarter of 1996, depending on the time of receipt of regulatory approvals. Since December 31, 1994, 17 branches have been sold, closed, or consolidated with other branches and the Corporation has plans to consolidate or divest an additional 21 branches.

   Plans to consolidate certain subsidiary banks have also begun and are expected to be completed during 1995. The number of subsidiary banks has been reduced from 47 at December 31, 1994 to 34 as of July 1, 1995. The consolidation of these subsidiaries is expected to result in operating efficiencies that should improve the profitability of the Corporation, although quantification of the savings cannot be accurately estimated.

   At year end management estimated that savings from effecting its restructuring plan would be approximately $25 million to $30 million annually attributable primarily to the staff reductions and $1 million to $3 million from branch consolidation and divestitures. Management is of the opinion that these estimates of annual savings are likely to be achieved; however, the full impact of the savings may not be realized until 1996. At June 30, 1995, the Corporation had reserves related to the restructuring plan of $9.7 million (including the reserve related to employee severance discussed above), which management considers adequate to complete its restructuring plan.

CHANGE IN FDIC DEPOSIT INSURANCE ASSESSMENT

   On August 8, 1995, the FDIC announced changes in the insurance assessments for financial institutions. The deposit insurance assessments currently range from 23 cents per $100 of deposits for well-capitalized institutions to 31 cents for weaker institutions. The change announced by the FDIC would reduce the rate for well-capitalized institutions in the Bank Insurance Fund (BIF) to 4 cents per $100 of deposits. For Savings Association Insurance Fund (SAIF) institutions, the premiums will remain unchanged. Based on the Corporation's current deposit levels, it is estimated that the Corporation's deposit insurance expense will be reduced approximately $12 million annually. The change is expected to be effective during the third quarter and may result in retroactive application to the second quarter of 1995. As of June 30, 1995, the Corporation had approximately $6.7 billion of deposits in the BIF fund and $1.6 billion of deposits in the SAIF fund.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES



                                                                          THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------------------------------------------------------
                                                                 1995                                     1994
                                                 ---------------------------------          -----------------------------------
                                                                INTEREST                                   INTEREST
                                                  AVERAGE        INCOME/    YIELD/           AVERAGE        INCOME/      YIELD/
                                                  BALANCE        EXPENSE     RATE            BALANCE        EXPENSE       RATE
                                                 ---------      ---------   ------          ---------      ---------     ------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    financial institutions                      $   37,532       $    587     6.27%         $    14,347      $    165      4.61%
  Federal funds sold and securities
    purchased under agreements to resell           116,020          1,763     6.09               75,816           712      3.77
  Trading account securities                       170,514          3,269     7.69              167,061         2,219      5.33
  Investment securities (1) and (2)              2,594,541         44,450     6.87            3,717,357        52,918      5.71
  Loans, net of unearned income (1)              6,097,279        140,479     9.24            5,313,708       112,219      8.47
                                                ----------       --------                   -----------      --------
       TOTAL EARNING ASSETS (1) AND (2)          9,015,886        190,548     8.48            9,288,289       168,233      7.26
                                                                 --------                                    --------

  Cash and due from banks                          401,536                                      419,643
  Premises and equipment                           197,929                                      212,330
  Allowance for losses on loans                   (123,433)                                    (125,270)
  Other assets                                     257,438                                      266,708
                                                ----------                                  -----------
       TOTAL ASSETS                             $9,749,356                                  $10,061,700
                                                ==========                                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts                         $1,269,722          9,955     3.14%         $ 1,496,941      $  9,089      2.44%
  Savings deposits                               1,695,788         11,645     2.75            1,787,670         9,869      2.21
  Certificates of deposit of
    $100,000 and over                              581,766          7,719     5.32              551,765         5,183      3.77
  Other time deposits                            3,475,518         46,928     5.42            3,326,607        32,558      3.93
  Short-term borrowings                            189,133          2,664     5.65              461,291         4,272      3.71
  Federal Home Loan Bank advances                  299,433          4,557     6.10              219,491         2,621      4.79
  Long-term debt
    Subordinated capital notes and
     debentures                                    114,809          2,332     8.15              116,389         2,108      7.26
    Other                                            2,620             47     7.20                4,747           121     10.22
                                                ----------       --------                   -----------      --------
       TOTAL INTEREST-BEARING LIABILITIES        7,628,789         85,847     4.51            7,964,901        65,821      3.31
  Noninterest-bearing demand deposits            1,210,490                                    1,221,804
                                                ----------       --------                   -----------      --------
       TOTAL SOURCES OF FUNDS                    8,839,279         85,847                     9,186,705        65,821
                                                                 --------                                    --------

  Other liabilities                                120,321                                      102,320
  Shareholders' equity                             789,756                                      772,675
                                                ----------                                  -----------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $9,749,356                                  $10,061,700
                                                ==========                                  ===========

  NET INTEREST INCOME                                            $104,701                                    $102,412
                                                                 ========                                    ========

  INTEREST RATE SPREAD                                                        3.97%                                        3.95%
                                                                              ====                                        =====

  NET INTEREST MARGIN                                                         4.66%                                        4.42%
                                                                              ====                                        =====
____________________

(1)    Taxable-equivalent adjustments:
          Loans                                                  $    426                                    $    398
          Investment securities                                     3,737                                       4,950
                                                                 --------                                    --------
                                                                 $  4,163                                    $  5,348
                                                                 ========                                    ========

(2) Yields are calculated based on historical cost and exclude the impact of the net unrealized gains and losses on available for sale securities.



                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES



                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                  1995 VERSUS 1994
                                                                    -----------------------------------------
                                                                           INCREASE
                                                                          (DECREASE)
                                                                     DUE TO CHANGE IN: (1)
                                                                    -----------------------        TOTAL
                                                                     AVERAGE       AVERAGE        INCREASE
                                                                     VOLUME (2)    RATE (2)       (DECREASE)
                                                                    -----------   ----------     ------------
                                                                                (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at
    financial institutions                                          $    345      $    77          $   422
  Federal funds sold and securities
    purchased under agreements to resell                                 485          566            1,051
  Trading account securities                                              47        1,003            1,050
  Investment securities (FTE)                                        (17,927)       9,459           (8,468)
  Loans, net of unearned income (FTE)                                 17,479       10,781           28,260
                                                                                                   -------
   TOTAL INTEREST INCOME                                              (5,057)      27,372           22,315
                                                                                                   -------

INTEREST EXPENSE
  Money market accounts                                               (1,517)       2,383              866
  Savings deposits                                                      (529)       2,305            1,776
  Certificates of deposit of
    $100,000 and over                                                    295        2,241            2,536
  Other time deposits                                                  1,516       12,854           14,370
  Short-term borrowings                                               (3,263)       1,655           (1,608)
  Other long-term debt                                                 1,031        1,055            2,086
                                                                                                   -------
   TOTAL INTEREST EXPENSE                                            (26,171)      46,197           20,026
                                                                                                   -------

CHANGE IN NET INTEREST INCOME                                                                      $ 2,289
                                                                                                   =======

PERCENTAGE INCREASE IN NET INTEREST
  INCOME OVER PRIOR PERIOD                                                                            2.24%
                                                                                                   =======

____________________

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)    Variances are computed on a line-by-line basis and are nonadditive.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                            SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------------------------------------------------
                                                                  1995                                     1994
                                                   ---------------------------------        ----------------------------------
                                                                  INTEREST                                   INTEREST
                                                    AVERAGE       INCOME/      YIELD/        AVERAGE         INCOME/      YIELD/
                                                    BALANCE       EXPENSE      RATE          BALANCE         EXPENSE      RATE
                                                   ---------     ---------    ------        ---------       ---------    -------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    financial institutions                      $   28,435       $    902      6.40%        $   15,858       $    380      4.83%
  Federal funds sold and securities
    purchased under agreements to resell            76,185          2,258      5.98            118,117          2,012      3.44
  Trading account securities                       167,469          6,005      7.23            159,947          3,978      5.02
  Investment securities (1) and (2)              2,731,839         91,307      6.74          3,624,118        100,511      5.59
  Loans, net of unearned income (1)              6,049,617        272,824      9.09          5,249,789        218,644      8.40
                                                ----------       --------                   ----------       --------
       TOTAL EARNING ASSETS (1) and (2)          9,053,545        373,296      8.31          9,167,829        325,525      7.16
                                                                 --------                                    --------

  Cash and due from banks                          400,968                                     426,702
  Premises and equipment                           199,985                                     209,626
  Allowance for losses on loans                   (124,009)                                   (124,911)
  Other assets                                     256,899                                     282,140
                                                ----------                                  ----------
       TOTAL ASSETS                             $9,787,388                                  $9,961,386
                                                ==========                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts                         $1,307,200       $ 20,360      3.14%        $1,545,188       $ 18,204      2.38%
  Savings deposits                               1,714,286         22,838      2.69          1,744,246         19,331      2.23
  Certificates of deposit of
    $100,000 and over                              570,526         14,454      5.11            547,497         10,147      3.74
  Other time deposits                            3,430,504         87,868      5.17          3,322,961         64,573      3.92
  Short-term borrowings                            260,358          7,146      5.53            377,951          6,387      3.41
  Federal Home Loan Bank advances                  277,544          8,368      6.08            216,267          4,809      4.48
  Long-term debt
    Subordinated capital notes and
      debentures                                   114,801          4,633      8.14            116,398          4,112      7.12
    Other                                            2,304             90      7.88              5,299            254      9.67
                                                ----------       --------                   ----------       --------
       TOTAL INTEREST-BEARING LIABILITIES        7,677,523        165,757      4.35          7,875,807        127,817      3.27
  Noninterest-bearing demand deposits            1,219,492                                   1,212,962
                                                ----------       --------                   ----------       --------
       TOTAL SOURCES OF FUNDS                    8,897,015        165,757                    9,088,769        127,817
                                                                 --------                                    --------

  Other liabilities                                110,856                                     103,447
  Shareholders' equity                             779,517                                     769,170
                                                ----------                                  ----------
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $9,787,388                                  $9,961,386
                                                ==========                                  ==========

  NET INTEREST INCOME                                            $207,539                                    $197,708
                                                                 ========                                    ========

  INTEREST RATE SPREAD                                                         3.96%                                       3.89%
                                                                               =====                                       =====

  NET INTEREST MARGIN                                                          4.62%                                       4.35%
                                                                               =====                                       =====

___________________

(1)    Taxable-equivalent adjustments:
          Loans                                                  $    860                                    $    729
          Investment securities                                     7,590                                       8,451
                                                                 --------                                    --------
                                                                 $  8,450                                    $  9,180
                                                                 ========                                    ========

(2) Yields are calculated based on historical cost and exclude the impact of the net unrealized gains and losses on available for sale securities.


                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES



                                                                          SIX MONTHS ENDED JUNE 30,
                                                                               1995 VERSUS 1994
                                                                  ------------------------------------------
                                                                         INCREASE
                                                                        (DECREASE)
                                                                   DUE TO CHANGE IN: (1)
                                                                  -----------------------          TOTAL
                                                                   AVERAGE       AVERAGE          INCREASE
                                                                   VOLUME (2)    RATE (2)        (DECREASE)
                                                                  -----------   ----------      ------------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at
    financial institutions                                          $    371      $   151          $   522
  Federal funds sold and securities
    purchased under agreements to resell                                (886)       1,132              246
  Trading account securities                                             195        1,832            2,027
  Investment securities (FTE)                                        (27,516)      18,312           (9,204)
  Loans, net of unearned income (FTE)                                 35,099       19,081           54,180
                                                                                                   -------
   TOTAL INTEREST INCOME                                              (4,105)      51,876           47,771
                                                                                                   -------

INTEREST EXPENSE
  Money market accounts                                               (3,096)       5,252            2,156
  Savings deposits                                                      (338)       3,845            3,507
  Certificates of deposit of
    $100,000 and over                                                    443        3,864            4,307
  Other time deposits                                                  2,151       21,144           23,295
  Short-term borrowings                                               (2,411)       3,170              759
  Other long-term debt                                                 1,397        2,519            3,916
                                                                                                   -------
   TOTAL INTEREST EXPENSE                                            (45,210)      83,150           37,940
                                                                                                   -------

CHANGE IN NET INTEREST INCOME                                                                      $ 9,831
                                                                                                   =======

PERCENTAGE INCREASE IN NET INTEREST
  INCOME OVER PRIOR PERIOD                                                                            4.97%
                                                                                                   =======


____________________

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)    Variances are computed on a line-by-line basis and are nonadditive.

                              FINANCIAL CONDITION

   The Corporation's total assets were $9.7 billion at June 30, 1995 compared to $10.1 billion at June 30, 1994, and $9.7 billion at March 31, 1995. Average assets for the three and six months ended June 30, 1995 were $9.7 billion and $9.8 billion, respectively, compared to $10.1 billion and $10.0 billion, respectively, for the same periods in 1994.

INVESTMENT SECURITIES

   The Corporation's investment securities portfolio of $2.5 billion at June 30, 1995 consisted of available for sale securities which are carried on the balance sheet at fair value and securities held to maturity which are carried at amortized cost. Reference is made to Note 5 to the interim financial statements which provides the composition of the investment portfolio at June 30, 1995 and December 31, 1994.

   U.S. Treasury and U. S. Government agency obligations represented approximately 75.8% of the investment securities portfolio at June 30, 1995. The Corporation has some credit risk in the investment portfolio, however management does not consider that risk to be significant.

   The REMIC and CMO issues in the investment securities portfolio are 95.9% U.S. Government agencies issues; the remaining 4.1% are readily marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues held are currently rated "AAA" by either Standard & Poors or Moodys. The REMIC and CMO portions of the investment securities portfolio include approximately 65.2% in floating-rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase investment securities at or near par value to reduce risk of premium write-offs on unexpected prepayments. The limited credit risk in the investment securities portfolio consists of the holdings of nonagency CMOs, municipal obligations and corporate stocks, and notes and debentures which accounted for 1.3%, 19.9%, and 2.9%, respectively, of the investment securities portfolio at June 30, 1995.

   At June 30, 1995, the Corporation had approximately $44.4 million of structured notes (as currently defined by the regulatory agencies), which constitutes approximately 1.7% of the investment securities portfolio. The definition of structured notes was broadened by the regulatory agencies during the second quarter of 1995 resulting in approximately $16 million of additional securities being included in this classification. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio and the unrealized loss in these securities at June 30, 1995 was approximately $1.0 million. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity and involves no credit risk.

AVAILABLE FOR SALE SECURITIES

   Available for sale securities at June 30, 1995 were $1.5 billion and had unrealized gains of $9.1 million and unrealized losses of $7.5 million, which resulted in a positive adjustment to the carrying value of available for sale securities of $1.6 million ($926,000, net of taxes). At December 31, 1994, these securities totaled $1.9 billion and had unrealized gains of $3.0 million and unrealized losses of $50.0 million. Holdings of these securities declined approximately $427 million from December 31, 1994, primarily as a result of loan funding needs.

HELD TO MATURITY SECURITIES

   Held to maturity securities at June 30, 1995 were $1.0 billion, consisting primarily of U.S. Government obligations and obligations of states and political subdivisions. The held to maturity portfolio as of June 30, 1995 had unrealized gains of $28.1 million and unrealized losses of $6.3 million. At December 31, 1994, these securities totaled $1.0 billion and had unrealized gains and losses of $9.2 million and $32.3 million, respectively. The change in the unrealized gains and losses reflects the changes in interest rates and financial markets since year end. As held to maturity securities mature in the future, additional securities purchased with the proceeds thereof are expected to be classified as available for sale securities due to the Corporation's need for flexibility in funding future loan growth and managing interest-rate risk.

LOANS

   Loans at June 30, 1995 were $6.1 billion compared to $5.4 billion and $5.9 billion at June 30, 1994 and December 31, 1994, respectively. Average loans for the second quarter of 1995 were $6.1 billion, a 15% increase over the $5.3 billion for the second quarter of 1994. Note 3 to the interim financial statements presents the composition of the loan portfolio.

   The primary area of growth since year end has been in the consumer loan portfolio (primarily credit card loans), which is primarily attributable to the consumer loan marketing program implemented in the fourth quarter of 1994. The growth in loans from June 30, 1994 to June 30, 1995 occurred in almost all categories of loans with the largest growth occurring in consumer loans and loans secured by 1-4 family residential mortgages which increased approximately $345 million and $190 million, respectively. Commercial loans have increased approximately $100 million and other real estate loans have increased approximately $65 million. The Corporation's loan-to-deposit ratio was 74% at June 30, 1995 compared to 65% and 71%, respectively, at June 30, 1994, and December 31, 1994.


ALLOWANCE FOR LOSSES ON LOANS

   The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the six-month periods ended June 30, 1995 and 1994 and for the year ended December 31, 1994.

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                   ----------------------      FOR THE YEAR ENDED
                                                      1995         1994         DECEMBER 31, 1994
                                                   ----------   ----------      ------------------
                                                              (DOLLARS IN THOUSANDS)
Balance at the beginning
 of the period                                     $  122,089    $  114,353         $  114,353
Provision charged to expense                            3,686         1,800              3,636
Allowances of banks acquired (a)                          --          9,377              9,252
Recoveries                                              6,445         5,747             13,287
Charge-offs                                           (13,545)       (8,454)           (18,439)
                                                   ----------    ----------         ----------
Balance at the end of the period                   $  118,675    $  122,823         $  122,089
                                                   ==========    ==========         ==========

Loans outstanding at period end                    $6,085,087    $5,388,459         $5,949,128
                                                   ==========    ==========         ==========

Average loans during the period                    $6,049,617    $5,249,789         $5,426,880
                                                   ==========    ==========         ==========

Ratios:
 Allowance/period end loans                              1.95%         2.28%              2.05%
 Charge-offs/average loans (b)                            .45           .32                .34
 Recoveries/average loans (b)                             .21           .22                .25
 Net charge-offs (recoveries)/
   average loans (b)                                      .24           .10                .09
 Provision/average loans (b)                              .12           .07                .07

___________________
(a) At date of acquisition for acquisitions accounted for using the purchase method of accounting and as of January 1 for acquisitions accounted for using the pooling of interests method of accounting.

(b)       Amounts annualized for June 30, 1995 and 1994

   The allowance at June 30, 1995 was $118.7 million, a decrease of $3.4 million from December 31, 1994, and a decrease of $4.1 million compared to $122.8 million at June 30, 1994. The decrease resulted from net charge-offs exceeding the provision for losses on loans. Net charge-offs for the second quarter were $6.2 million compared to $3.4 million for the same period in 1994 and compared to $870,000 for the first quarter of 1995. An increasing level of charge-offs is expected over the last half of 1995 related primarily to the increase in consumer loans, primarily credit card loans, which is normal for this type of portfolio. Additionally, the levels of recoveries are expected to decline from the levels of the past three years. The Corporation's loan growth, anticipated higher levels of charge-offs, and anticipated lower levels of recoveries are expected to result in higher provisions for losses on loans in the future. Management believes that the allowance is sufficient to absorb estimated losses inherent in the loan portfolio at June 30, 1995.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                           JUNE 30,         DECEMBER 31,
                                                                       -----------------    ------------
                                                                        1995       1994         1994
                                                                       ------     ------    ------------
                                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                       $23,709    $23,224      $17,476
Restructured loans                                                       1,286      2,001        1,564
                                                                       -------    -------      -------

   Total nonperforming loans                                            24,995     25,225       19,040
                                                                       -------    -------      -------

Foreclosed property
  Other real estate owned,
    net of reserve for losses                                            5,633      8,305        5,434
  Other foreclosed properties                                              338        399          559
                                                                       -------    -------      -------

   Total foreclosed properties                                           5,971      8,704        5,993
                                                                       -------    -------      -------

   Total nonperforming assets                                          $30,966    $33,929      $25,033
                                                                       =======    =======      =======

Loans 90 days or more past due
  and not on nonaccrual status                                         $11,579    $ 8,590      $ 5,874
                                                                       =======    =======      =======


__________________

Nonperforming loans as a
  percentage of loans                                                      .41%       .47%         .32%

Nonperforming assets as a
  percentage of loans and
  foreclosed properties                                                    .51        .63          .42

Allowance for losses on loans
  as a percentage of
  nonperforming loans                                                      475        487          641

Loans 90 days or more past
  due and not on nonaccrual
  status as a percentage of loans                                          .19        .16          .10


   The Corporation's asset quality measures continue to be at acceptable levels as shown above. The level of nonperforming assets over the past two quarters has increased over the historically low level at year end. Management is not aware of any general deterioration in the overall loan portfolio. Loans 90 days or more past due and not on nonaccrual status increased $5.7 million over year end due primarily to the increase in consumer loans, primarily credit cards.


POTENTIAL PROBLEM ASSETS

   Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but with respect to which information concerning possible credit problems has caused management to have serious doubts as to the ability of such borrowers to comply in the future with present repayment terms. Historically these assets have been loans that become nonperforming. At June 30, 1995, the Corporation had potential problem assets (all of which were loans) aggregating $10.8 million.

OFF-BALANCE-SHEET INSTRUMENTS

   On a limited basis the Corporation uses off-balance-sheet financial instruments to manage interest-rate risk. Reference is made to Note 17 to the audited consolidated financial statements in the Corporation's 1994 Annual Report to Shareholders for additional information regarding these instruments.

   A summary of the Corporation's interest-rate swaps follows:



                                                                     CURRENT RATES (A)                       1995
                                          NOTIONAL AMOUNT         ----------------------                 YEAR-TO-DATE
                                       --------------------       VARIABLE       FIXED                   NET INTEREST   UNREALIZED
                                        JUNE 30, DECEMBER 31,       RATE         RATE       MATURITY        INCOME         GAIN
 BALANCE SHEET INSTRUMENTS               1995       1994            PAID        RECEIVED      DATE          IMPACT        (LOSS)
- ---------------------------            -------- ------------      --------      --------    --------       ----------   ----------
                                          (IN MILLIONS)                                                         (IN MILLIONS)
Loans (b) and (c)                        $150       $150            6.50%         5.22%     1/96-99 (c)      $ (.9)          $(3.3)
Securities (d)                             --        100              --            --           --             --              --
Long-term debt debentures                  50         50            6.04          4.46         5/96            (.4)            (.8)
Long-term FHLB advances (e)                --         10              --            --           --             .1              --
                                         ----       ----                                                     -----           -----
   Total                                 $200       $310                                                     $(1.2)          $(4.1)
                                         ====       ====                                                     =====           =====



___________________

(a) The variable rates paid are tied to the three-month LIBOR rate for the loans and the six-month LIBOR rate for the debenture swaps. The next repricing dates for the variable rates paid for the loans and long-term debt debentures are October 1995 and November 1995, respectively. These variable rates may change significantly in the future due to changes in the financial markets and interest rates.

(b) This swap was entered into to reduce the volatility of net interest income. At the time the swap was executed, management reduced the risk associated with stable or further declining interest rates and the resultant impact on net interest income.

(c) This interest-rate swap's amortization period may change quarterly based on changes in the underlying index rate. If the index rate should be less than or equal to 5.3125% on January 5, 1996, the swap would terminate on that date. If the index rate should remain at the current rate (5.855% as of July 27, 1995) through January 5, 1996 and thereafter, the swap would mature July 5, 1996. The swap maturity has the potential to extend to January 1999 in the event the index rate should be equal to or exceed 8.3125% on January 5, 1996 and for the remainder of the term of the swap.

(d) Management sold the securities related to this interest-rate swap in January 1995. At December 31, 1994, the Corporation recognized a $1.1 million loss on this interest-rate swap. This swap matured in June 1995.

(e) The long-term FHLB advances interest-rate swap was entered into by Union Planters Bank of Mississippi (formerly Sunburst Bank, Mississippi), a subsidiary of Grenada Sunburst System Corporation acquired December 31, 1994. Currently the Corporation is in the process of reorganizing Union Planters Bank of Mississippi (UPBMS) into five banks (three existing and two to be organized.) In connection with the reorganization, management decided to terminate certain outstanding advances and the related interest-rate swap. In terminating the swap, the Corporation recognized a gain of approximately $777,000 which was partially offset by a penalty of approximately $588,000 resulting from the prepayment of the FHLB advances.

ASSET LIABILITY MANAGEMENT

   The following table presents the Corporation's interest-rate sensitivity analysis at June 30, 1995. This analysis alone cannot be relied upon to predict how the Corporation is positioned to react to changing interest rates, since it has been prepared as of a point-in-time and could change significantly on a daily basis. Other significant factors such as the mix of earning assets and interest-bearing liabilities, interest-rate spreads, and the level of interest-rates impact the Corporation's net interest income.

   Balance sheet simulation analysis is conducted to determine the impact on net interest income for the next twelve months under several interest-rate scenarios. One such scenario uses current interest rates at June 30, 1995 and holds the rates and volumes constant for the simulation. When this projection is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points, first rising and then falling, the annual impact of the "rate shock" at June 30, 1995 on the Corporation's projected net interest income was a positive $13.2 million and a negative $18.1 million pretax, respectively, which is within the Corporation's policy limits.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                  RATE-SENSITIVITY ANALYSIS AT JUNE 30, 1995

                                                                     INTEREST-SENSITIVE WITHIN
                                     --------------------------------------------------------------------------------------------
                                                                                                                NON-
                                      0-30       31-90    91-180    181-365     1-2       2-5       OVER     INTEREST-
                                      DAYS       DAYS      DAYS      DAYS      YEARS     YEARS     5 YEARS    BEARING      TOTAL
                                     ------     ------    ------    -------   -------   -------    --------  ---------    -------
                                                                    (DOLLARS IN MILLIONS)
ASSETS
 Loans and leases                    $1,725     $  459    $ 484     $  800     $513     $1,474     $  635     $    25     $6,115
 Investment securities                  234        149      188        579      474        446        437          --      2,507
 Other earning assets                   202        151        2          1       --          1         --          --        357
 Other assets                            --         --       --         --       --         --         --         766        766
                                     ------     ------    -----     ------     ----     ------     ------     -------     ------
   TOTAL ASSETS                      $2,161     $  759    $ 674     $1,380     $987     $1,921     $1,072     $   791     $9,745
                                     ======     ======    =====     ======     ====     ======     ======     =======     ======

SOURCES OF FUNDS
 Money market deposits               $   60     $  344    $  --     $  344     $ --     $  499     $   --     $    --     $1,247
 Other savings and time deposits        480      1,070      734        736      526      1,623         16          --      5,185
 Time deposits over $100,000            116        106      107        130       68         58          1          --        586
 Short-term borrowings                  138          2       --         --       --         --         --          --        140
 Federal Home Loan Bank
  advances                              146         79        7          4       11         31         14          --        292
 Long-term debt                          --         --       --         --       --         --        122          --        122
 Noninterest-bearing deposits            --         --       --         --       --         --         --       1,245      1,245
 Other liabilities                       --         --       --         --       --         --         --         117        117
 Shareholders' equity                    --         --       --         --       --         --         --         811        811
                                     ------     ------    -----     ------     ----     ------     ------     -------     ------
   TOTAL SOURCES OF FUNDS            $  940     $1,601    $ 848     $1,214     $605     $2,211     $  153     $ 2,173     $9,745
                                     ======     ======    =====     ======     ====     ======     ======     =======     ======

Interest rate swaps                  $ (150)    $   --    $ (50)    $   50     $ --     $  150     $   --     $    --     $   --

Interest rate sensitivity gap        $1,071     $ (842)   $(224)    $  216     $382     $ (140)    $  919     $(1,382)    $   --

Cumulative interest rate
 sensitivity gap                     $1,071     $  229    $   5     $  221     $603     $  463     $1,382     $    --     $   --

Cumulative gap as a percentage
 of total assets                         11%         2%       0%         2%       6%         5%        14%


___________________

Management has made the following assumptions in preparing the above analysis:

(a) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.

(b)    Nonaccrual loans are included in the noninterest-bearing category.

(c) Fixed-rate mortgage loan maturities are estimated based on the principal prepayment patterns of comparable mortgage-backed securities.

(d) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.

(e) Investment securities available for sale are currently treated in the same manner as comparable securities in the investment securities held to maturity portfolio in that they are scheduled according to their earliest repricing dates, or if they should not reprice, at their contractual maturities; however the maturities of callable agencies securities are scheduled according to their call dates when valued at a premium or par.

(f) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would vary by product type and market.

(g) If all money-market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been negative (19%), (19%), (21%), (15%), (11%), and positive 5%, respectively, for the 0-30 Days, 31-90 days, 91-180 Days, 181-365 Days, 1-2 years, 2-5 Years, and over 5 Years categories at June 30, 1995.

LIQUIDITY

   The Corporation's core deposit base is its most important and stable funding source. These deposits, along with available for sale securities and money market investments, provide liquidity for the Corporation. The Corporation's deposit base is comprised of "in-market" deposits, as the Corporation has no known brokered deposits. Certificates of deposit of $100,000 or more represented only 7% of total deposits at June 30, 1995. The following table presents an analysis of the Corporation's deposits:



                                                                      AVERAGE DEPOSITS
                                            ----------------------------------------------------------
                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30,            MARCH 31,          JUNE 30,
                                            ------------------       ---------     -------------------
                                              1995      1994           1995           1995      1994
                                            --------  --------       ---------     --------  ---------
                                                               (DOLLARS IN MILLIONS)
Demand deposits                             $1,210    $1,222          $1,229         $1,219     $1,213
Money market accounts (a)                    1,270     1,497           1,345          1,307      1,545
Savings deposits (b)                         1,696     1,788           1,733          1,714      1,744
Other time deposits (c)                      3,476     3,327           3,385          3,431      3,323
                                            ------    ------          ------         ------     ------
   Total core deposits                       7,652     7,834           7,692          7,671      7,825
Certificates of deposit
  of $100,000 and over                         582       552             559            571        547
                                            ------    ------          ------         ------     ------
   Total deposits                           $8,234    $8,386          $8,251         $8,242      $8,372
                                            ======    ======          ======         ======      ======

____________________

(a) Includes money market savings accounts, High Yield accounts, and super NOW accounts.

(b)    Includes regular and premium savings accounts and NOW accounts.

(c) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

    Average deposits were $8.2 billion for the second quarter of 1995, a decrease of $17 million and $152 million, respectively, from the first quarter of 1995 and the second quarter of 1994. For the six months ended June 30, 1995 total average deposits decreased $130 million compared to the same period in 1994. The decrease resulted primarily from a decline in money market and savings deposits, a portion of the decline having been offset by growth in certificates of deposit. Also, approximately $90 million of the decline relates to the sale of certain branches required as a condition to receiving prior regulatory approval to consummate the acquisition of Grenada Sunburst System Corporation at December 31, 1994.

   The parent company's source of cash flow is management fees and dividends from subsidiaries. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At June 30, 1995, the parent company had cash and cash equivalents totaling $41.2 million and short-term investments totaling $77.0 million. The parent company's net working capital at June 30, 1995 was $ 101.8 million. At July 1, 1995, the parent company could have received dividends from subsidiary banks of $31 million without prior regulatory approval. The payment of additional dividends will be dependent on the future earnings of the Corporation's subsidiary banks. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of dividends and servicing of its long-term debt.

SHAREHOLDERS' EQUITY

   The Corporation's total shareholders' equity increased $80.8 million from December 31, 1994 to $812 million at June 30, 1995. The increase was due to retained net earnings of $44.1 million, a reduction in the net unrealized loss on available for sale securities of $29.4 million and Common Stock issued in connection with employee benefit and dividend reinvestment plans of $7.3 million.

CAPITAL ADEQUACY

   The following table presents certain capital-adequacy ratios of the Corporation and the table on the following page presents the calculation of the Corporation's risk-based capital.


                                                                    JUNE 30,
                                                              -------------------        DECEMBER 31,
                                                               1995         1994             1994
                                                              ------       ------        ------------
CAPITAL ADEQUACY DATA
- ---------------------
Total shareholders' equity/
  total assets (at period end)                                8.33%         7.62%             7.30%
Average shareholders' equity/
  average total assets                                        7.96          7.72              7.76
Tier 1 capital/unweighted
  assets (leverage ratio) (a)                                 7.96          7.43              7.18
Parent company long-term debt/equity                         14.15         14.93             15.71
Dividend payout ratio                                        34.14         35.45             64.68

___________________

(a)    Based on period-end capital and quarterly adjusted average assets


   At June 30, 1995, total shareholders' equity was 8.33% of total assets and the leverage ratio was 7.96% compared to 7.30% and 7.18%, respectively, at December 31, 1994. The improvement in these ratios has resulted primarily from the Corporation's retained net earnings. The shareholders' equity to total assets ratio improved more than the leverage ratio because the adjustment for the net unrealized loss on available for sale securities improved $29.4 million from year end to a net unrealized gain of $926,000. This adjustment is not included in the leverage ratio calculation.

                               RISK-BASED CAPITAL


                                                                    JUNE 30,
                                                           -------------------------        DECEMBER 31,
                                                              1995             1994            1994
                                                          ----------       ----------       -----------
                                                                   (DOLLARS IN THOUSANDS)
Tier 1 capital
  Shareholders' equity                                    $  811,520       $  768,747        $  730,707
  Minority interest in
    consolidated subsidiaries                                  1,088            1,968             1,088
  Less goodwill, other intangibles, and
    one-half of investment in
    unconsolidated subsidiaries                              (35,788)         (37,860)          (38,138)
  Less deferred tax asset not qualifying
    as regulatory capital                                     (2,295)          (2,086)           (2,494)
  Unrealized (gain) loss on available for
    sale securities                                             (926)          14,159            28,527
                                                          ----------        ---------         ---------
       Total Tier 1 capital                                  773,599          744,928           719,690

Tier 2 capital
  Allowance for losses on loans (a)                           75,046           67,767            74,204
  Qualifying long-term debt                                   74,566           74,514            74,540
  Less one-half of investment in
    unconsolidated subsidiaries                                  (22)             (20)              (18)
                                                          ----------       ----------        ----------

       Total capital                                      $  923,189       $  887,189        $  868,416
                                                          ==========       ==========        ==========

Risk-weighted assets (b)                                  $5,960,037       $5,446,612        $5,888,361
                                                          ==========       ==========        ==========

Ratios as a percent of end of
  period risk-weighted assets

       Tier 1 capital                                          12.98%           13.68%            12.22%
       Total capital                                           15.49            16.29             14.75


___________________

(a)    Limited as required by regulatory guidelines.

(b)    Based on risk-weighted assets as defined by regulatory guidelines.



IMPACT OF ACCOUNTING STANDARDS

   SFAS NO. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

   Effective July 1, 1995, the Corporation adopted prospectively the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65". This statement requires entities to recognize as separate assets rights to service mortgage loans for others, regardless of how the servicing rights are acquired. The impact of adoption of this standard, assuming current mortgage production levels is estimated to increase the Corporation's net earnings for the last half of 1995 by approximately $1 million.

                          PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

   The information called for by this item is incorporated by reference to Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, Note 19 to the Corporation's consolidated financial statements on pages 68 and 69 of the 1994 Annual Report to Shareholders, Note 10 to the Corporation's unaudited consolidated financial statements included in the quarterly report on Form 10-Q dated March 31, 1995, and Note 10 to the Corporation's unaudited consolidated financial statements included herein.

ITEM 2 -- CHANGES IN SECURITIES

   None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Corporation's Annual Meeting of Shareholders was held on April 27, 1995. Matters submitted to and approved by shareholders are listed below, as is a tabulation of voting. Broker nonvotes totaled 41,472.

   (1)    The following persons nominated as Directors were elected:

              Class I                   For               Withheld
              -------                   ---               --------
          Milton J. Womack           30,957,609           259,695

              Class II

          Albert M. Austin           30,965,580           251,724
          George W. Bryan            30,953,780           263,524
          C. J. Lowrance, III        30,966,085           251,219
          Mike P. Sturdivant         30,987,781           229,523

   (2) The selection by the Board of Directors of Price Waterhouse LLP as the Corporation's independent accountants and auditors for the year ending December 31, 1995 was ratified by the following vote:

                 For              Against             Abstain
                 ---              -------             -------
              31,045,973            51,198            120,133

   (3) An amendment to the charter of the Corporation to increase the number of shares of the Corporation's Common Stock, $5.00 par value per share, authorized for issuance by the Corporation from 50,000,000 to 100,000,000:

                 For              Against             Abstain
                 ---              -------             -------
              29,167,661          1,554,531           495,112

ITEM 5 -- OTHER INFORMATION

   None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:
               2 -- Agreement and Plan of Reorganization dated as of June 20,
                    1995 (as amended and restated June 22, 1995) between Union Planters Corporation, CBI Acquisition Company, Inc., and Capital Bancorporation, Inc., incorporated herein by reference to Exhibit 2(c) to Union Planters Corporation's Current Report on Form 8-K dated June 27, 1995.

              11 -- Computation of Earnings Per Common Share

              27 -- Financial Data Schedule (for SEC use only)

   (b)    Reports on Form 8-K:

Date of Report/Date of Earliest Event Reported            Subject
- ----------------------------------------------            -------

1. April 27, 1995/April 27, 1995                      Press Release announcing
                                                      first quarter of 1995
                                                      operating results

2. June 27, 1995/June 20, 1995                        Signing of definitive
                                                      agreement to acquire
                                                      Capital Bancorporation,
                                                      Inc.

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



Date:    August 10, 1995
       -------------------



                                      By:    /s/ Benjamin W. Rawlins, Jr.
                                          ------------------------------------
                                          Benjamin W. Rawlins, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer



                                      By:    /s/ John W. Parker
                                          ------------------------------------
                                          John W. Parker
                                          Executive Vice President and
                                          Chief Financial Officer



                                      By:    /s/ M. Kirk Walters
                                          ------------------------------------
                                          M. Kirk Walters
                                          Senior Vice President, Treasurer,
                                          and Chief Accounting Officer