Form 10-Q
period 1995-09-30
UNION PLANTERS CORP
filed 1995-11-13
CIK 100893

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q




 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995


                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period    to    .
                          ---   ---


Commission File No.  1-10160
                     -------


                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)


      Tennessee                                      62-0859007
     -----------                                     ----------
(State of incorporation)                   (IRS Employer Identification No.)


 7130 Goodlett Farms Parkway, Memphis, Tennessee                    38018
------------------------------------------------                    ------
    (Address of principal executive offices)                      (ZIP Code)


Registrant's telephone number, including area code:   (901) 383-6000
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X                 No
                            ------                 ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



         Class                          Outstanding at October 31, 1995
-------------------------               -------------------------------
Common stock $5 par value                          41,329,451

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                     INDEX


                                                                                                                  Page
                                                                                                                --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          a)    Consolidated Balance Sheet - September 30, 1995,
                September 30, 1994, and December 31, 1994                                                            3


          b)    Consolidated Statement of Earnings -
                Three and Nine Months Ended September 30, 1995 and 1994                                              4


          c)    Consolidated Statement of Changes in
                Shareholders' Equity - Nine Months Ended
                September 30, 1995                                                                                   5


          d)    Consolidated Statement of Cash Flows - Nine Months Ended
                September 30, 1995 and 1994                                                                          6


          e)    Notes to Unaudited Consolidated Financial
                Statements                                                                                           7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                             14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                         35

Item 2.   Changes in Securities                                                                                     35

Item 3.   Defaults Upon Senior Securities                                                                           35

Item 4.   Submission of Matters to a Vote of Security Holders                                                       35

Item 5.   Other Information                                                                                         35

Item 6.   Exhibits and Reports on Form 8-K                                                                          35

Signatures                                                                                                          36

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                                  SEPTEMBER 30,
                                                                           -----------------------------
                                                                                                             DECEMBER 31,
                                                                              1995              1994             1994
                                                                           ----------       -----------      ------------
                                                                                       (DOLLARS IN THOUSANDS)
ASSETS
   Cash and due from banks                                                 $  464,960       $   426,295      $   488,722
   Interest-bearing deposits at financial institutions                         12,639            11,910           10,641
   Federal funds sold and securities purchased
       under agreements to resell                                             198,873            85,196           29,953
   Trading account securities, at market                                      141,798           154,556          155,951
   Loans held for resale                                                       65,818            32,529           24,493
   Investment securities
       Available for sale (Amortized cost: $2,396,130;
       $2,138,677; and $1,975,897, respectively)                            2,423,224         2,115,915        1,928,984
       Held to maturity (Market value: $--; $1,389,420;
          and $1,009,969, respectively)                                             -         1,405,545        1,033,160
   Loans                                                                    6,273,070         5,578,667        5,980,581
       Less:  Unearned income                                                 (30,706)          (29,143)         (31,453)
              Allowance for losses on loans                                  (120,087)         (122,978)        (122,089)
                                                                           ----------       -----------      -----------
          Net loans                                                         6,122,277         5,426,546        5,827,039
   Premises and equipment, net                                                202,240           211,909          204,136
   Accrued interest receivable                                                 98,967            92,109           87,509
   Goodwill and other intangibles                                              51,637            54,757           50,236
   Other assets                                                               121,251           151,705          174,245
                                                                           ----------       -----------      -----------
          TOTAL ASSETS                                                     $9,903,684       $10,168,972      $10,015,069
                                                                           ==========       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
       Noninterest-bearing                                                 $1,251,797       $ 1,244,739      $ 1,380,737
       Certificates of deposit of $100,000 and over                           609,861           553,341          559,593
       Other interest-bearing                                               6,479,031         6,469,844        6,477,512
                                                                           ----------       -----------      -----------
          TOTAL DEPOSITS                                                    8,340,689         8,267,924        8,417,842
   Short-term borrowings                                                      141,409           672,712          415,171
   Federal Home Loan Bank advances                                            291,706           216,618          224,103
   Long-term debt                                                             116,893           120,934          116,848
   Accrued interest, expenses, and taxes                                       80,324            67,186           72,211
   Other liabilities                                                           57,483            38,891           38,187
                                                                           ----------       -----------      -----------
          TOTAL LIABILITIES                                                 9,028,504         9,384,265        9,284,362
                                                                           ----------       -----------      -----------

   Commitments and contingent liabilities                                           -                 -                -
   Shareholders' equity
   Preferred stock
       Convertible                                                             91,810            87,298           87,298
       Nonconvertible                                                               -            17,250                -
   Common stock, $5 par value; 100,000,000 shares authorized;
       41,298,627 issued and outstanding (39,959,881 at
       September 30, 1994 and 40,179,474 at December 31, 1994)                206,493           199,799          200,897
   Additional paid-in capital                                                  87,649            66,021           69,204
   Net unrealized gain (loss) on available for sale securities                 16,642           (13,979)         (28,527)
   Retained earnings                                                          472,586           428,318          401,835
                                                                           ----------       -----------      -----------
          TOTAL SHAREHOLDERS' EQUITY                                          875,180           784,707          730,707
                                                                           ----------       -----------      -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $9,903,684       $10,168,972      $10,015,069
                                                                           ==========       ===========      ===========




The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                       ---------------------       ---------------------
                                                                         1995          1994          1995         1994
                                                                       --------      --------      --------     --------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
   Interest and fees on loans                                          $145,900      $118,675      $417,752     $335,761
   Interest on investment securities
       Taxable                                                           30,970        40,745        99,364      116,331
       Tax-exempt                                                         7,649         7,992        23,457       24,466
   Interest on deposits at financial institutions                           312           150         1,272          530
   Interest on federal funds sold and securities
       purchased under agreements to resell                               2,118           763         4,613        2,775
   Interest on trading account securities                                 3,926         2,613         9,931        6,591
   Interest on loans held for resale                                      1,128           130         2,367          959
                                                                       --------      --------      --------     --------
       Total interest income                                            192,003       171,068       558,756      487,413
                                                                       --------      --------      --------     --------

INTEREST EXPENSE
   Interest on deposits                                                  79,854        59,549       226,146      171,804
   Interest on short-term borrowings                                      1,745         7,054         8,848       13,441
   Interest on Federal Home Loan Bank advances
       and long-term debt                                                 6,706         5,154        19,797       14,329
                                                                       --------      --------      --------     --------
       Total interest expense                                            88,305        71,757       254,791      199,574
                                                                       --------      --------      --------     --------

       NET INTEREST INCOME                                              103,698        99,311       303,965      287,839
Provision for losses on loans                                             4,844           991         8,530        2,791
                                                                       --------      --------      --------     --------

       NET INTEREST INCOME AFTER PROVISION FOR
          LOSSES ON LOANS                                                98,854        98,320       295,435      285,048
                                                                       --------      --------      --------     --------

NONINTEREST INCOME
   Service charges on deposit accounts                                   17,681        13,193        51,782       38,624
   Bank card income                                                       4,533         2,420        13,972        7,261
   Mortgage servicing income                                              2,212         2,103         6,826        6,870
   Trust service income                                                   1,828         1,837         5,864        5,850
   Profits and commissions from trading activities                        2,967         1,506         8,003        5,307
   Investment securities gains (losses)                                     159        (8,111)          156       (7,837)
   Other income                                                           8,307         8,941        23,157       22,477
                                                                       --------      --------      --------     --------
       Total noninterest income                                          37,687        21,889       109,760       78,552
                                                                       --------      --------      --------     --------

NONINTEREST EXPENSE
   Salaries and employee benefits                                        40,028        40,269       118,931      119,634
   Net occupancy expense                                                  6,176         6,626        18,682       19,433
   Equipment expense                                                      6,959         6,539        21,367       19,428
   Other expense                                                         32,343        33,273        96,720       97,075
                                                                       --------      --------      --------     --------
       Total noninterest expense                                         85,506        86,707       255,700      255,570
                                                                       --------      --------      --------     --------

       EARNINGS BEFORE INCOME TAXES                                      51,035        33,502       149,495      108,030
   Applicable income taxes                                               15,672         9,768        46,960       32,657
                                                                       --------      --------      --------     --------
       NET EARNINGS                                                    $ 35,363      $ 23,734      $102,535     $ 75,373
                                                                       ========      ========      ========     ========

       NET EARNINGS APPLICABLE TO COMMON SHARES                        $ 33,398      $ 21,521      $ 97,120     $ 68,734
                                                                       ========      ========      ========     ========

EARNINGS PER COMMON SHARE
   Primary                                                             $    .81      $    .54      $   2.37     $   1.72
   Fully diluted                                                            .77           .52          2.25         1.66

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
   Primary                                                               41,430        40,071        41,054       40,026
   Fully diluted                                                         46,160        44,549        45,625       44,507

The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                                                                         NET
                                                                                      UNREALIZED
                                                                                    GAIN (LOSS) ON
                                                                                       AVAILABLE
                                                                      ADDITIONAL        FOR SALE
                                           PREFERRED       COMMON      PAID-IN         SECURITIES,       RETAINED
                                             STOCK         STOCK       CAPITAL        NET OF TAXES       EARNINGS       TOTAL
                                           ---------      -------      --------      --------------      --------      --------
                                                                      (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1995                    $87,298       $200,897     $69,204          $(28,527)        $401,835      $730,707
Net earnings                                      -              -           -                 -          102,535       102,535
Cash dividends
   Common Stock, $.73 per share                   -              -           -                 -          (29,599)      (29,599)
   Series B Preferred Stock, $6.00
     per share                                    -              -           -                 -             (264)         (264)
   Series D Preferred Stock, $ .65
     per share                                    -              -           -                 -             (165)         (165)
   Series E Preferred Stock, $1.50
     per share                                    -              -           -                 -           (4,986)       (4,986)
Issuance of 348,029 shares of Common Stock
   for an acquisition (Note 2)                    -          1,740       1,760              (436)           3,584         6,648
Issuance of 388,497 shares of Series E
   Preferred Stock for an acquisition
   (Note 2)                                   9,712              -       3,791                 -                -        13,503
Conversion of Series D Preferred Stock
   to Common Stock                           (5,200)         1,268       3,932                 -                -             -
Common shares issued under employee benefit
   plans and dividend reinvestment plan,
   net of shares repurchased                      -          2,588       8,962                 -             (375)       11,175
Change in net unrealized gain (loss)
   on available for sale securities,
   net of taxes                                   -              -           -            45,605                -        45,605
Other                                             -              -           -                 -               21            21
                                            -------       --------     -------          --------         --------      --------
BALANCE, SEPTEMBER 30, 1995                 $91,810       $206,493     $87,649          $ 16,642         $472,586      $875,180
                                            =======       ========     =======          ========         ========      ========



The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                            --------------------------
                                                                                              1995             1994
                                                                                            --------         ---------
                                                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net earnings                                                                             $ 102,535        $  75,373
   Reconciliation of net earnings to net cash provided by operating activities
       Provision for losses on loans and other real estate                                      8,746            3,400
       Depreciation and amortization                                                           15,760           15,015
       Amortization and write-off of intangibles                                                6,075            6,319
       Net (accretion) amortization of investment securities                                     (432)           3,246
       Net realized (gains) losses on sale of investment securities                              (156)           7,837
       Deferred income tax expense (benefit)                                                    3,951             (589)
       (Increase) decrease in assets
          Trading account securities and loans held for resale                                (27,172)         102,324
          Accrued interest receivable and other assets                                         14,273          (11,860)
       Increase in accrued interest, expenses,
          taxes, and other liabilities                                                         25,341            2,205
       Other, net                                                                               2,443              177
                                                                                            ---------        ---------
          Net cash provided by operating activities                                           151,364          203,447
                                                                                            ---------        ---------

INVESTING ACTIVITIES
   Net decrease in short-term investments                                                       3,192           41,707
   Proceeds from sales of available for sale securities                                       392,433          566,740
   Proceeds from maturities, calls, and prepayments
       of available for sale securities                                                       411,796          672,603
   Purchases of available for sale securities                                                (181,656)        (830,440)
   Proceeds from sales of held to maturity securities                                               -              225
   Proceeds from maturities, calls, and prepayments
       of held to maturity securities                                                          45,799          168,945
   Purchases of held to maturity securities                                                    (3,300)        (565,544)
   Net increase in loans                                                                     (214,311)        (391,017)
   Net cash received from purchases of financial institutions                                  18,252           98,667
   Sales of premises and equipment                                                              5,846            2,671
   Purchases of premises and equipment, net                                                   (18,622)         (22,290)
                                                                                            ---------        ---------
          Net cash provided (used) by investing activities                                    459,429         (257,733)
                                                                                            ---------        ---------

FINANCING ACTIVITIES
   Net decrease in deposits                                                                  (228,233)        (261,371)
   Net (decrease) increase in short-term borrowings                                          (275,762)         395,137
   Proceeds from FHLB advances and long-term debt                                             151,186           97,165
   Repayment of FHLB advances and long-term debt                                              (84,012)         (88,419)
   Proceeds from issuance of common stock, net                                                 11,704            8,323
   Purchase and retirement of common stock, net                                                  (529)          (3,079)
   Cash dividends paid                                                                        (34,967)         (28,158)
                                                                                            ---------         --------
          Net cash (used) provided by financing activities                                   (460,613)         119,598
                                                                                            ---------        ---------

Net increase in cash and cash equivalents                                                     150,180           65,312
Cash and cash equivalents at the beginning of the period                                      513,932          441,469
                                                                                            ---------        ---------
Cash and cash equivalents at the end of the period                                          $ 664,112        $ 506,781
                                                                                            =========        =========

SUPPLEMENTAL DISCLOSURES
   Purchases of other financial institutions:
       Fair value of assets acquired                                                        $ 175,263        $ 976,775
       Liabilities assumed                                                                   (155,112)        (891,761)
       Common stock issued                                                                     (6,648)         (64,250)
       Preferred stock issued                                                                 (13,503)               -
                                                                                            ---------        ---------
       Cash paid for the purchase of other financial institutions                                   -           20,764
       Cash and cash equivalents acquired                                                     (18,252)        (119,431)
                                                                                            ----------       ---------
          Net cash received from purchases of financial institutions                        $ (18,252)       $ (98,667)
                                                                                            ==========       =========

   Cash paid for
       Interest                                                                             $ 242,130        $ 194,058
       Taxes                                                                                   25,358           33,942
   Unrealized gain (loss) on securities available for sale                                     27,094          (22,762)


The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       PRINCIPLES OF ACCOUNTING

   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the consolidated financial condition, results of operations, and cash flows for the interim period have been included.

   The accounting policies followed by Union Planters Corporation and its subsidiaries (the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1994 Annual Report to Shareholders, a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 10-K). Certain 1994 amounts have been reclassified to be consistent with the 1995 financial reporting presentation. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year.


NOTE 2.       MERGERS AND ACQUISITIONS

   Two acquisitions have been completed during the first nine months of 1995. Reference is made to Note 2 on pages 43 through 47 of the Corporation's 1994 Annual Report to Shareholders for information regarding acquisitions completed in 1994.

   On July 1, 1995, the Corporation completed the acquisition of the $110-million First State Bancorporation, Inc., the parent company of First Exchange Bank in Tiptonville, Tennessee. As consideration therefor, the Corporation issued 388,497 shares of 8% Cumulative, Convertible Preferred Stock, Series E. The acquisition was accounted for as a purchase and, accordingly, the financial position and results of operations have been included from the date of acquisition.

   On September 1, 1995, the Corporation completed the acquisition of the $60-million Planters Bank & Trust Company in Forrest City, Arkansas. As consideration therefor, the Corporation issued 348,029 shares of its Common Stock. The acquisition was accounted for as a pooling of interests. Accordingly, the financial position and results of operations of the acquired entity have been reflected as of January 1, 1995 and prior period financial information was not restated.

   The Corporation has signed definitive agreements pursuant to which management believes it is probable that the Corporation would acquire the entities listed on the following page subject to receiving regulatory approvals and satisfaction of certain contractual conditions precedent. Reference is made to the Corporation's Current Report of Form 8-K dated August 22, 1995, for unaudited pro forma financial statements reflecting certain completed and pending acquisitions.

PENDING ACQUISITIONS

                                                                             ANTICIPATED                 APPROXIMATE
                                                TYPE OF                       METHOD OF                      TOTAL
         INSTITUTION                         CONSIDERATION                    ACCOUNTING                    ASSETS
-------------------------------            -----------------               ----------------              -------------
                                                                                                         (IN MILLIONS)
Capital Bancorporation, Inc.,               Approximately 4,192,376        Pooling of interests              $1,115
  Cape Girardeau, Missouri;                 shares of Common Stock
  Parent Company of Capital Bank
  of Cape Girardeau County; Capital
  Bank of Columbia; Capital Bank of
  Southwest Missouri; Capital Bank &
  Trust; Capital Bank of Sikeston;
  Capital Bank of Perryville, N.A.;
  Maryland Avenue Bancorporation, Inc.;
  Century State Bancshares, Inc.; and
  Capital Bank, a Federal Savings Bank
  (Jonesboro, Arkansas)

Eastern National Bank,                      Cash, Series E                 Purchase                             266
  Miami, Florida                            Preferred Stock, and
                                            Promissory Notes  (1)

First Bancshares of Eastern                 Cash ($10.6 million)           Purchase                              58
  Arkansas, Inc., West Memphis,
  Arkansas and its subsidiary
  First National Bank of West Memphis

First Bancshares of North Eastern           Cash ($9.3 million)            Purchase                              60
  Arkansas, Inc., Osceola, Arkansas
  and its subsidiary First National Bank
  of Osceola

Valley Federal Savings Bank                 Approximately 480,000          Pooling of interests                 126
  Sheffield, Alabama                        shares of Common Stock                                           ------

       Total                                                                                                 $1,625
-----------------                                                                                            ======

(1) Cash in the amount of $4.5 million, UPC Promissory Notes in the face amount of $14.5 million, and up to 317,459 shares of Series E Preferred Stock


NOTE 3.       LOANS

Loans are summarized by type as follows:

                                                               SEPTEMBER 30,                   DECEMBER 31,
                                                         1995                 1994                 1994
                                                      ----------           ----------          ------------
                                                                      (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural               $1,335,373           $1,257,298              $1,364,729
Real estate - construction                               247,218              210,495                 225,591
Real estate - mortgage
   Secured by 1-4 family residential mortgages         2,045,512            1,967,073               2,035,290
   Other mortgage loans                                1,023,305              988,994                 990,779
Home equity                                              213,729              112,452                 140,305
Consumer
   Credit cards and other related plans                  362,485              135,125                 263,927
   Other consumer                                        987,994              868,030                 919,618
Direct lease financing, net                               57,454               39,200                  40,342
                                                      ----------           ----------              ----------

       Total Loans                                    $6,273,070           $5,578,667              $5,980,581
                                                      ==========           ==========              ==========

Nonperforming loans and loans 90 days or more past due are summarized as follows:

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           1995                 1994
                                                                       ------------         -------------
                                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                       $   24,172              $   17,476
Restructured loans                                                          1,156                   1,564
                                                                       ----------              ----------
       Total nonperforming loans                                       $   25,328              $   19,040
                                                                       ==========              ==========

Loans 90 days or more past due and not
  on nonaccrual status                                                 $   13,872              $    5,874
                                                                       ==========              ==========


NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

   The changes in the allowance for losses on loans for the three and nine months ended September 30, 1995, are summarized as follows:

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1995         SEPTEMBER 30, 1995
                                                                 --------------------       --------------------
                                                                              (DOLLARS IN THOUSANDS)
Beginning balance                                                      $119,183                    $122,089
Provision charged to expense                                              4,844                       8,530
Allowances of banks acquired                                                875                       1,362
Recoveries                                                                3,441                       9,909
Amounts charged off                                                      (8,256)                    (21,803)
                                                                       --------                    --------
Balance, September 30, 1995                                            $120,087                    $120,087
                                                                       ========                    ========


   On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." As of September 30, 1995, the amount of the Corporation's impaired loans and disclosures related thereto were not material.

NOTE 5.       INVESTMENT SECURITIES

   The amortized cost and fair value of investment securities are summarized as follows:

                                                                             SEPTEMBER 30, 1995
                                                             ------------------------------------------------------
                                                                                      UNREALIZED
                                                             AMORTIZED            ------------------       FAIR
                                                               COST                GAINS        LOSSES     VALUE
                                                             ---------            -------      --------  ----------
                                                                              (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
   U.S. Treasury                                             $  819,217           $ 5,814      $ 1,313       $  823,718
   U.S. Government agencies
       Collateralized mortgage obligations                      166,904               458        1,515          165,847
       Mortgage-backed                                          549,039             5,051        2,809          551,281
       Other                                                    261,368             1,208        1,498          261,078
                                                             ----------           -------      -------       ----------
          Total U.S. Government obligations                   1,796,528            12,531        7,135        1,801,924
   Obligations of states and political
     subdivisions                                               497,059            24,238        2,282          519,015
   Other                                                        102,543               131          389          102,285
                                                             ----------           -------      -------       ----------
          TOTAL AVAILABLE FOR SALE SECURITIES                $2,396,130           $36,900      $ 9,806       $2,423,224
                                                             ==========           =======      =======       ==========


                                                                             DECEMBER 31, 1994
                                                             ------------------------------------------------------
                                                                                      UNREALIZED
                                                             AMORTIZED            ------------------       FAIR
                                                               COST                GAINS        LOSSES     VALUE
                                                             ---------            -------      --------  ----------
                                                                              (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
   U.S. Treasury                                             $  484,414           $  745       $ 9,302       $  475,857
   U.S. Government agencies
       Collateralized mortgage obligations                      325,084               33        11,221          313,896
       Mortgage-backed                                          816,683            1,061        22,669          795,075
       Other                                                    211,922              189         4,426          207,685
                                                             ----------           ------       -------       ----------
          Total U.S. Government obligations                   1,838,103            2,028        47,618        1,792,513
Other stocks and securities                                     137,794            1,018         2,341          136,471
                                                             ----------           ------       -------       ----------
          TOTAL AVAILABLE FOR SALE SECURITIES                $1,975,897           $3,046       $49,959       $1,928,984
                                                             ==========           ======       =======       ==========

HELD TO MATURITY SECURITIES
U.S. Government obligations
   U.S. Treasury                                             $  451,897           $   40       $13,250       $  438,687
   U.S. Government agencies                                      62,449               15         3,881           58,583
                                                             ----------           ------       -------       ----------
          Total U.S. Government obligations                     514,346               55        17,131          497,270
Obligations of states and political
   subdivisions                                                 518,583            9,097        15,212          512,468
Other                                                               231                -             -              231
                                                             ----------           ------       -------       ----------
          TOTAL HELD TO MATURITY SECURITIES                  $1,033,160           $9,152       $32,343       $1,009,969
                                                             ==========           ======       =======       ==========

   Effective September 30, 1995, the Corporation transferred approximately $1.0 billion of held to maturity securities to the available for sale portfolio. This transfer constitutes the Corporation's entire held to maturity portfolio. The transfer was made in response to specific conditions which arose during the third quarter of 1995 and led management and the Board of Directors to change its intent to hold these securities to maturity. The changes included a need to provide additional funding sources for current and anticipated loan growth and the need to manage interest-rate risk and liquidity considerations which arose during the quarter in connection with certain acquisitions of the Corporation and the internal reorganizations of its banking subsidiaries. The transfer had no impact on earnings and the fair value adjustment related to these securities was $24.7 million, resulting in a net increase in shareholders' equity of $15.1 million, net of taxes.

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

   The aforementioned transfers of held to maturity investment securities to the available for sale investment securities classification represent noncash transactions which have been excluded from the accompanying statement of cash flows.

   Investment securities having a carrying value of approximately $1.004 billion and $1.017 billion at September 30, 1995 and December 31, 1994, respectively, were pledged to secure public and trust funds on deposit and securities sold under agreements to repurchase.

   The following table presents the gross realized gains and losses on investment securities for the nine months ended September 30, 1995 and 1994.



                                                            REALIZED GAINS                REALIZED LOSSES
                                                          ---------------------         ------------------
                                                            1995         1994             1995       1994
                                                          --------     --------         --------   --------
                                                                        (DOLLARS IN THOUSANDS)
Available for sale securities                             $3,229         $777           $(3,142)    $(8,709)
Held to maturity securities                                   70          106                (1)        (11)
                                                          ------         ----           -------    --------
   Total                                                  $3,299         $883           $(3,143)    $(8,720)
                                                          ======         ====           =======     =======


NOTE 6.       OTHER NONINTEREST INCOME AND EXPENSE


                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                 -------------------------     ----------------------
                                                                   1995              1994        1995          1994
                                                                 --------         --------     --------      --------
                                                                               (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
   Credit life insurance commissions                             $ 1,188          $ 1,040      $ 3,571       $ 3,168
   Customer ATM usage fees                                           759              727        2,305         1,980
   VSIBG partnership earnings                                        765              385        1,418         1,672
   Brokerage fee income                                              454              325        1,169         1,035
   Sale of servicing                                                 298              109          562           743
   Other                                                           4,843            6,355       14,132        13,879
                                                                 -------          -------      -------       -------
       TOTAL OTHER NONINTEREST INCOME                            $ 8,307          $ 8,941      $23,157       $22,477
                                                                 =======          =======      =======       =======

OTHER NONINTEREST EXPENSE
   FDIC insurance assessments                                    $   532          $ 4,394      $ 9,686       $13,787
   Advertising and promotion                                       3,529            2,546        8,212         7,734
   Stationery and supplies                                         3,121            2,345        8,275         7,133
   Postage and other carrier                                       2,576            2,167        7,763         6,603
   Amortization of goodwill and
       other intangibles                                           1,728            1,607        4,926         4,706
   Other contracted services                                       1,947            1,583        5,425         4,880
   Communications                                                  1,952            1,616        5,239         4,716
   Legal fees                                                      1,256            1,328        2,818         3,410
   Other personnel services                                        1,175              907        3,562         2,851
   Dues,subscriptions,and
       contributions                                                 852              873        2,604         2,676
   Merchant credit card charges                                      935              771        2,640         2,757
   Audit fees                                                        524              912        1,759         2,418
   Taxes other than income taxes                                     855              826        2,421         2,466
   Brokerage and clearing fees                                     1,785              671        4,489         2,129
   Insurance                                                         531              679        1,396         1,920
   Miscellaneous charge-offs                                       1,544              496        3,055         1,360
   Travel                                                            675              509        1,950         1,627
   Amortization of mortgage servicing rights                         460              492        1,149         1,613
   Federal Reserve fees                                              439              384        1,255         1,301
   Consultant fees                                                   560              455        2,061         1,019
   Other real estate expense                                         387              (26)         744           727
   Other                                                           4,980            7,738       15,291        19,242
                                                                 -------          -------      -------       -------
       TOTAL OTHER NONINTEREST EXPENSE                           $32,343          $33,273      $96,720       $97,075
                                                                 =======          =======      =======       =======

NOTE 7.       INCOME TAXES

   Applicable income taxes for the nine months ended September 30, 1995, were $47.0 million, resulting in an effective tax rate of 31.4%. Applicable income taxes for the same period in 1994 were $32.7 million, resulting in an effective tax rate of 30.2%. The tax expense (benefit) applicable to investment securities gains (losses) for the nine months ended September 30, 1995 and 1994 was $61,000 and ($3,049,000), respectively. The increase in the effective rate for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is due primarily to the increase in taxable earnings for the period.

   At September 30, 1995, the Corporation had a net deferred tax asset of $36.7 million compared to $69.2 million at December 31, 1994. Included in the net deferred tax asset at September 30, 1995 was a deferred tax liability of $10.5 million compared to a deferred tax asset of $18.4 million at December 31, 1994, relating to the fair market value adjustment for available for sale securities as required by SFAS No. 115. A change in the market value of the available for sale securities portfolio accounted for the decrease in the net deferred tax asset related to the SFAS No. 115 adjustment.

   Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.


NOTE 8.       FEDERAL HOME LOAN BANK (FHLB) ADVANCES

   The Corporation's subsidiaries had outstanding from the Federal Home Loan Bank (FHLB) various advances totaling $292 million at September 30, 1995, under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements entitle the Corporation's subsidiaries to borrow funds from the FHLB to fund their mortgage-loan programs and to satisfy other funding needs. Interest rates on the advances are both fixed-rate and variable-rate with the majority of the advances at September 30, 1995 being variable-rate tied to the three-month LIBOR rate. Maturity dates for the advances range from 1995 to 2025. The value of the collateral (mortgage loans) under the Agreements is required to be maintained at not less than 150% of the advances outstanding ($292 million at September 30, 1995).

NOTE 9.       SHAREHOLDERS' EQUITY

PREFERRED STOCK

   The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's Common Stock, is summarized as follows:

                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                        1995                   1994
                                                                    -------------           -----------
                                                                           (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
   10,000,000 shares authorized
   Series A Preferred Stock,
       250,000 shares authorized, none issued                       $     -                 $     -
   Series B, $8 Nonredeemable,
       Cumulative, Convertible
       Preferred Stock (stated at
       liquidation value of $100 per share),
       44,000 shares issued and outstanding                           4,400                   4,400
   Series D, 9.5% Redeemable,
       Cumulative, Convertible
       Preferred Stock (stated at
       liquidation value of $20.50 per share); no
       shares outstanding at September 30, 1995;
       253,655 shares issued and outstanding at
       December 31, 1994                                                  -                   5,200
   Series E, 8% Cumulative,
       Convertible, Preferred Stock
       (stated at liquidation value
       of $25 per share), 3,496,419 shares and 3,107,922
       issued and outstanding, respectively (Note 2)                 87,410                  77,698
                                                                    -------                 -------
          Total preferred stock                                     $91,810                 $87,298
                                                                    =======                 =======

   All shares of the Corporation's Series D Preferred Stock were converted into 253,655 shares of the Corporation's Common Stock.


NOTE 10.      CONTINGENT LIABILITIES

LEGAL PROCEEDINGS

   The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1994 10-K, in Note 19 to the Corporation's consolidated financial statements found on pages 68 and 69 of the 1994 Annual Report to Shareholders (1994 Annual Report), and in Note 10 of the Corporation's quarterly reports on Form 10-Q dated March 31, 1995 and June 30, 1995. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

   Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments in any of the pending or threatened actions which affected such opinions during the third quarter of 1995.

LINE OF CREDIT

   Effective May 24, 1995, the Corporation terminated its $25 million credit facility prior to its contractual expiration. After reviewing the Corporation's cash flow needs, management did not anticipate any usage under this facility for its remaining one-year term.


NOTE 11.  SUBSEQUENT EVENT

   On November 7, 1995, the Corporation issued in a public offering $100 million of 6 3/4% Subordinated Notes due 2005 (the Notes) at 99.408. Interest on the Notes is payable in arrears semiannually on May 1 and November 1. The Notes are not redeemable prior to maturity and will mature on November 1, 2005. The Notes are subordinated to all present and future "senior indebtedness" of the Corporation (as defined in the Indenture under which they were issued) and payment may be accelerated only in the case of certain events involving bankruptcy, insolvency, or reorganization of the Corporation. The Notes qualify as Tier 2 capital under existing risk-based capital guidelines.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the audited consolidated financial statements and related financial analysis set forth in the Corporation's 1994 Annual Report, the Corporation's interim unaudited consolidated financial statements included in its Quarterly Reports on Form 10-Q dated March 31, 1995 and June 30, 1995, the Corporation's interim unaudited financial statements and notes for the three and nine months ended September 30, 1995, included in Part I hereof, and the other supplemental financial data included in this discussion.

   The following table presents selected financial highlights for the three and nine months ended September 30, 1995 and 1994.



                                                                                                         PERCENTAGE
                                                    THREE MONTHS ENDED          NINE MONTHS ENDED          CHANGE
                                                      SEPTEMBER 30,               SEPTEMBER 30,        ----------------
                                                   ---------------------      ---------------------    THREE      NINE
                                                     1995          1994         1995          1994     MONTHS    MONTHS
                                                   --------      --------     --------      --------   ------    ------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Earnings before securities transactions            $35,266       $28,689      $102,440      $80,161      23%        28%
Net earnings                                        35,363        23,734       102,535       75,373      49         36
Earnings before securities transactions
   Primary earnings per common share                   .80           .66          2.36         1.84      21         28
   Fully diluted earnings per common share             .76           .63          2.25         1.77      21         27
   Return on average assets                           1.42%         1.12%         1.39%        1.07%
   Return on average common equity                   17.58         15.34         18.10        14.64
Net earnings
   Primary earnings per common share               $   .81       $   .54      $   2.37      $  1.72      50         38
   Fully diluted earnings per common share             .77           .52          2.25         1.66      48         36
   Return on average assets                           1.42%          .93%         1.39%        1.01%
   Return on average common equity                   17.63         12.47         18.12        13.69
Dividends per common share                         $   .25       $   .23      $    .73      $   .65       9         12
Net interest margin (FTE)                             4.70%         4.39%         4.65%        4.36%
Interest rate spread (FTE)                            3.98          3.88          3.97         3.88
Expense ratio                                         1.97          2.23          1.98         2.26
Efficiency ratio                                     59.49         64.34         59.99        65.73
Book value per common share                                                   $  18.97      $ 17.02                 11
Shareholders equity to total assets                                               8.84%        7.72%
Leverage ratio                                                                    8.29         7.50

--------------------

Net interest margin - Net interest income as a percentage of average earning assets

Interest rate spread - Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio - Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses and investment securities gains (losses)] divided by average assets

Efficiency ratio - Operating noninterest expense (excluding significant nonrecurring expenses) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)


FTE - Fully taxable-equivalent basis

OPERATING RESULTS - NINE MONTHS ENDED SEPTEMBER 30, 1995

   The following table presents the contributions to fully diluted earnings per common share. A discussion of the operating results follows this table.


                           UNION PLANTERS CORPORATION
            CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               EPS
                                                                 -----------------           INCREASE
                                                                  1995         1994         (DECREASE)
                                                                 ------       ------        ----------
Net interest income - FTE                                        $6.94        $6.77            $ .17
Provision for losses on loans                                     (.19)        (.06)            (.13)
                                                                 -----        -----            -----

Net interest income after provision
   for losses on loans - FTE                                      6.75         6.71              .04
                                                                 -----        -----            -----
Noninterest income
   Service charges on deposit accounts                            1.13          .87              .26
   Bank card income                                                .31          .16              .15
   Mortgage servicing income                                       .15          .15                -
   Trust service income                                            .13          .13                -
   Profits and commissions from
       trading activities                                          .18          .12              .06
   Investment securities gains (losses)                              -         (.18)             .18
   Other income                                                    .51          .51                -
                                                                 -----        -----            -----
   Total noninterest income                                       2.41         1.76              .65
                                                                 -----        -----            -----
Noninterest expense
   Salaries and employee benefits                                 2.60         2.68              .08
   Net occupancy expense                                           .41          .44              .03
   Equipment expense                                               .47          .44             (.03)
   Other expense                                                  2.12         2.18              .06
                                                                 -----        -----            -----
   Total noninterest expense                                      5.60         5.74              .14
                                                                 -----        -----            -----

   Earnings before income taxes - FTE                             3.56         2.73              .83
Applicable income taxes - FTE                                     1.31         1.04             (.27)
                                                                 -----        -----            -----
   Net earnings                                                   2.25         1.69              .56
Less preferred stock dividends                                       -          .03              .03
                                                                 -----        -----            -----
   Fully diluted earnings per share                              $2.25        $1.66            $ .59
                                                                 =====        =====            =====

Change in net earnings applicable
   to common shares using previous
   year average shares outstanding                                                             $ .64
Change in average shares outstanding                                                            (.05)
                                                                                               -----
   Change in net earnings                                                                      $ .59
                                                                                               =====

--------------------

FTE - Fully taxable-equivalent basis


EARNINGS OVERVIEW

   For the third quarter of 1995, the Corporation reported record earnings of $35.4 million, or $.77 per fully diluted common share. This compares to net earnings of $23.7 million, or $.52 per fully diluted common share in the third quarter of 1994. Excluding securities transactions, earnings were up $6.6 million, or 23%. Returns on average assets and average common equity for the third quarter of 1995 were 1.42% and 17.63%, respectively, which compares to
 .93% and 12.47% for the same period in 1994.

   Net earnings for the nine months ended September 30, 1995 were $102.5 million, or $2.25 per fully diluted common share. This compares to net earnings of $75.4 million for the same period in 1994.

   The improvement in net earnings for the third quarter of 1995 is attributable to increases in both net interest income and noninterest income (before securities transactions) while noninterest expense and investment securities losses decreased. The following is a more complete discussion and analysis of the operating results for the three and nine months ended September 30, 1995 compared to the same periods in 1994.


                               EARNINGS ANALYSIS

NET INTEREST INCOME

   Net interest income (FTE) for the third quarter of 1995 was $107.9 million, a 4% increase over the third quarter of 1994 and a 2% increase over the second quarter of 1995 which were $103.7 million and $105.3 million, respectively. For the first nine months of 1995, net interest income was $316.6 million compared to $301.5 million for the same period in 1994. The improvement is attributable to loan growth, higher yields on both investment securities and loans, and a higher net interest margin. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

   The net interest margin for the third quarter of 1995 was 4.70% which compares to 4.39% for the same quarter last year and 4.66% for the second quarter of 1995. The net interest margin for the first nine months of 1995 was 4.65%, 29 basis points higher than the net interest margin for the same period in 1994. The interest-rate spread increased to 3.98% for the third quarter of 1995 from 3.88% for the same period a year ago and compared to 3.96% for the second quarter of 1995.

INTEREST INCOME

   The following table presents a breakdown of average earning assets for the three and nine months ended September 30, 1995 and 1994.

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          ------------------      ------------------
                                                            1995      1994          1995      1994
                                                          --------  --------      --------  --------
                                                                    (DOLLARS IN BILLIONS)
Average earning assets                                      $9.1        $9.4       $9.1         $9.2
   Comprised of:
   Loans                                                      69%         59%        67%          58%
   Investment securities                                      27          39         29           39
   Other earning assets                                        4           2          4            3

--------------------

Fully taxable-equivalent yield on
   average earning assets                                   8.55%       7.43%      8.39%        7.25%


   Fully taxable-equivalent interest income for the third quarter of 1995 increased 12% compared to the same period in 1994 and increased 2% compared to the second quarter of 1995. For the first nine months of 1995, the increase was 14% over the same period in 1994. The increase is attributable primarily to loan growth and higher yields on earning assets. Average loans for the third quarter of 1995 increased 2% over the second quarter of 1995 and increased 14% over the same period in 1994. Year to date average loans have increased 15% compared to the same period in 1994. The growth in loans occurred in almost all categories. The yield on average earning assets increased in 1995 compared to the previous year primarily due to a higher interest rate environment and the shift in the Corporation's mix of earning assets from investment securities to loans, with loans generally yielding a higher rate of interest than securities.

INTEREST EXPENSE

   The following table presents a breakdown of average interest-bearing liabilities for the three and nine months ended September 30, 1995 and 1994.

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          ------------------      ------------------
                                                            1995      1994          1995      1994
                                                          --------  --------      --------  --------
                                                                    (DOLLARS IN BILLIONS)
Average interest-bearing liabilities                       $7.7         $8.0          $7.7      $7.9
   Comprised of:
   Deposits                                                  93%          88%           92%       90%
   Short-term borrowings                                      2            8             3         6
   FHLB advances and long-term debt                           5            4             5         4

--------------------

Rates paid on average interest-
   bearing liabilities                                     4.57%        3.55%         4.42%     3.37%


   Interest expense increased 23% in the third quarter of 1995 compared to the same period in 1994 and increased 2% over the second quarter of 1995. For the nine months ended September 30, 1995, interest expense increased 28% compared to the same period in 1994. The increase is due to increased rates in almost all categories of interest-bearing liabilities and is reflective of the interest-rate environment. Most of the increase relates to deposits, the largest category of interest-bearing liabilities. Partially offsetting the increase due to higher rates paid has been a decrease in average interest-bearing liabilities, primarily deposits and short-term borrowings.

   The Corporation's interest-rate swaps decreased net interest income for the three and nine months ended September 30, 1995 by approximately $613,000 and $1.8 million, respectively, compared to an increase in net interest income of approximately $46,000 and $1.9 million, respectively, in the same periods in 1994. The change in the impact is reflective of the increase in interest rates over the twelve-month period. The impact of the interest-rate swaps has been substantially offset by corresponding changes in interest rates and yields related to the underlying assets and liabilities.

PROVISION FOR LOSSES ON LOANS

   The provision for losses on loans for the third quarter of 1995 was $4.8 million, or .31% of average loans on an annualized basis, compared to $991,000, or .07% of average loans, for the same period in 1994 and $2.0 million, or .13% of average loans, for the second quarter of 1995. For the nine months ended September 30, 1995, the provision for losses on loans was $8.5 million compared to $2.8 million for the same period in 1994. The low level of provisions reflects the good asset quality the Corporation has maintained over the last two years. The increased provision in 1995 relates primarily to consumer loan growth. The level of the provision for losses on loans is expected to increase over the remainder of 1995 commensurate with the loan growth.

NONINTEREST INCOME

   Noninterest income for the third quarter of 1995 was $37.7 million, an increase of 72% over the same period in 1994 and level with the second quarter of 1995. For the first nine months of 1995, noninterest income was $109.8 million compared to $78.6 million for the same period a year ago. The improvement is attributable to increases in fees and other income identified as a result of the Corporation's restructuring plan initiated in the third quarter of 1994, an increase in fees on consumer transactions related to implementation of a consumer loan marketing plan, increased revenues attributable to increased transaction volumes in the SBA trading activities, and a decline in investment securities losses.

   For the three and nine months periods ended September 30, 1995, investment securities gains were $159,000 and $156,000, respectively, compared to investment securities losses of $8.1 million and $7.8 million for the same periods in 1994. The investment securities losses in 1994 related to a partial realignment of the available for sale securities portfolio in response to higher interest rates. Future securities transactions cannot be predicted with any certainty and are dependent on a number of factors including funding needs, liquidity, and the level of market interest rates.

   Service charges on deposit accounts increased $4.5 million to $17.7 million for the third quarter of 1995 compared to the same period in 1994 and were even with the second quarter of 1995. For the nine months ended September 30, 1995, service charges on deposits were $51.8 million, an increase of $13.2 million over the same period in 1994. The growth related primarily to the Corporation's restructuring plan which included an evaluation of banking services with a goal of implementing "best practices" in all areas. As a result, the Corporation's banking subsidiaries evaluated their practices related to service charges on deposit accounts and increased certain fees (primarily overdraft fees), implemented new fees, and reduced the number of fees that were being waived. A small portion of the increase related to the acquisitions completed this year. The level of service charges on deposit accounts is expected to stabilize and future increases, if any, will not be as large as in the first nine months of 1995.

   Bank card income increased $2.1 million to $4.5 million for the third quarter of 1995 compared to the same period in 1994. Compared to the second quarter of 1995, bank card income decreased $259,000. Year-to-date bank card income is $14.0 million which is an increase of $6.7 million over the first nine months of 1994. The growth is directly attributable to the increased volume of credit card outstandings as a result of a 1994 marketing program. Future revenue levels are dependent on the credit card customer usage levels and the number of cards outstanding. Additional marketing efforts are expected to be implemented over the next twelve months to further increase the credit card outstandings.

   Trading revenues increased $1.5 million for the third quarter of 1995 to $3.0 million as compared to $1.5 million for the same period in 1994 and $3.4 million for the second quarter of 1995. For the nine months ended September 30, 1995, these revenues were $8.0 million, an increase of $2.7 million over the prior year. The increase is attributable to an increased level of trading activity during the third quarter in the SBA trading operations. Revenues from this activity are volatile such that future levels cannot be predicted with any certainty.

NONINTEREST EXPENSE

   Noninterest expense for the third quarter of 1995 decreased $1.2 million to $85.5 million which compares to $86.7 million for the third quarter of 1994. Noninterest expense decreased $1.0 million compared to the second quarter of 1995. For the first nine months of 1995, noninterest expense was $255.7 million which constituted a $130,000 increase over the same period in 1994.

   Noninterest expense for the third quarter of 1995 is net of a FDIC deposit assessment refund which reflects the effect of lower FDIC deposit insurance premiums (down from $.26 to $.04 per $100 of deposits per year) for Bank Insurance Fund (BIF) deposits. The reduction was effective June 1, 1995, and reduced FDIC insurance assessments approximately $4.0 million (approximately $1 million related to the second quarter of 1995).

   Salaries and employee benefits, the largest component of noninterest expense, decreased $241,000 between the third quarters of 1995 and 1994. Compared to the second quarter of 1995, salaries and employee benefits increased approximately $657,000. For the first nine months of 1995, salaries and employee benefits were $118.9 million compared to $119.6 million for the same period in 1994. The reduction in these expenses relates primarily to the Corporation's voluntary and involuntary separation plan implemented in the fourth quarter of 1994. (See Note 13 to the 1994 Annual Report for additional details). Partially offsetting the reductions resulting from implementation of this plan, have been added employees related to expanding product lines (credit card operations), acquisitions, and new services being provided by the Corporation.

   The number of full-time-equivalent employees at September 30, 1995 was 4,742 compared to 5,306 when the Corporation's restructuring plan was implemented (restated for acquisitions accounted for as poolings of interest). This compares to 4,768 full-time-equivalent employees at June 30, 1995. The number of full-time-equivalent employees has increased approximately 150 related to acquisitions, expansion of existing product areas, and new services being offered. Excluding the impact of those increases, the Corporation's full-time-equivalent headcount has decreased approximately 700 employees since its restructuring plan was implemented. The reduction in employees has resulted in annual expense reductions of approximately $14 million. This total amount of savings will not all be realized in 1995 since the reductions have occurred throughout the year.

   The Corporation has refined its goals with respect to the reduction of the number of full-time-equivalent employees to approximately 900, with expected annual savings of approximately $18 million. At September 30, 1995, the Corporation's reserve for employee separations was $1.8 million which is considered by management to be adequate.

   The Corporation has also begun to implement its plans to consolidate or divest certain branch locations in accordance with its restructuring plan (38 locations were identified at year end). These consolidations and divestitures are not expected to be completed until the end of 1995 or possibly the first quarter of 1996, depending on the time of receipt of regulatory approvals. Since December 31, 1994, 15 branches have been sold, closed, or consolidated with other branches and the Corporation has plans to consolidate or divest an additional 38 branches. At September 30, 1995, the Corporation had reserves related to these branch closings of approximately $6.9 million which is considered adequate by management.

   Plans to consolidate certain subsidiary banks are also being implemented and are expected to be substantially completed during 1995. The number of subsidiary banks has been reduced from 47 at December 31, 1994 to 34 as of October 1, 1995 (net of the two acquisitions to date). The consolidation of these subsidiaries is expected to result in operating efficiencies that should improve the profitability of the Corporation, although quantification of the savings cannot be accurately estimated.

EARNINGS CONSIDERATIONS RELATED TO PENDING ACQUISITIONS

   Note 2 to the unaudited interim consolidated financial statements presents the Corporation's pending acquisitions. It is anticipated that the Corporation or the institutions to be acquired will incur charges related to such acquisitions and to the assimilation of those institutions into the UPC organization. Anticipated charges would be for matters such as, but not limited to, legal and accounting fees, financial advisory fees, consulting fees, payment of contractual benefits triggered by a change of control, early retirement and involuntary separation and related benefits, postretirement and postemployment benefit expenses related to employees of entities which were acquired in a transaction accounted for as a pooling of interests and who were given credit for prior service, costs associated with elimination of duplicate facilities and branch closures, data processing charges, cancellation of vendor contracts, the potential for additional provisions for loan losses and similar costs which normally arise from the consolidation of operational activities.

   Charges associated with the pending acquisitions have been preliminarily estimated to be between $8 million to $10 million after taxes. To the extent any of these charges are contingent upon consummation of a particular transaction, those charges would be recognized in the period in which the particular transaction closes. This range of potential charges is based on currently available information as well as preliminary estimates and is subject to change. The range is provided as a preliminary estimate of the significance of the charges which may be required and should be viewed accordingly.

EARNINGS CONSIDERATIONS RELATING TO POTENTIAL SPECIAL REGULATORY ASSESSMENT

   There are several bills currently under consideration by the Congress, the purpose of which is to provide additional financing for the Savings Association Insurance Fund ("SAIF") and to provide for interest payments on the Financing Corporation ("FICO") bonds issued in connection with earlier efforts to support the then failing thrift industry. A common feature of the proposed bills is a one-time special assessment of from 85 to 90 basis points on all deposits insured by the SAIF as of March 31, 1995 ($.85 to $.90 per $100 of covered deposits). The special assessment may be less for SAIF-insured deposits held by banks (sometimes referred to as "Oakar Deposits"). In addition to the special assessment on SAIF deposits, the bills also contemplate a special assessment on deposits which are insured by the Bank Insurance Fund ("BIF"). This assessment on BIF-covered deposits assumedly would be to provide financial support to pay interest on the FICO bonds. At September 30, 1995, the Corporation's subsidiaries held approximately $1.6 billion in SAIF-insured deposits, approximately $1.2 billion of which were Oakar Deposits. Should the proposed legislation be adopted at levels indicated, the Corporation would be required to expense aggregate SAIF assessments as early as the fourth quarter of 1995 of approximately $14.6 million in pretax dollars (based on a 90 basis points assessment), which would more than offset the benefit of the Federal Deposit Insurance Corporation ("FDIC") premium reduction realized in the last half of 1995.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------------------------------------
                                                              1995                                 1994
                                              ---------------------------------      ----------------------------------
                                                              INTEREST                               INTEREST
                                               AVERAGE        INCOME/   YIELD/          AVERAGE       INCOME/     YIELD/
                                               BALANCE        EXPENSE    RATE           BALANCE       EXPENSE      RATE
                                              ---------      ---------  ------         ---------     ---------    ------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
   Interest-bearing deposits at
       financial institutions                 $   18,032    $    312     6.86%         $    11,337   $    150      5.25%
   Federal funds sold and securities
       purchased under agreements to resell      150,430       2,118     5.59               63,923        763      4.74
   Trading account securities                    190,099       3,926     8.19              168,255      2,613      6.16
   Investment securities (1)(2)                2,478,511      42,304     6.77            3,623,537     52,771      5.78
   Loans, net of unearned income (1)           6,262,712     147,525     9.35            5,502,170    119,208      8.60
                                              ----------    --------                   -----------   --------
          TOTAL EARNING ASSETS (1)(2)          9,099,784     196,185     8.55            9,369,222    175,505      7.43
                                                            --------                                 --------

   Cash and due from banks                       426,729                                   387,822
   Premises and equipment                        202,901                                   213,233
   Allowance for losses on loans                (121,198)                                 (124,085)
   Other assets                                  279,512                                   272,986
                                              ----------                               -----------
          TOTAL ASSETS                        $9,887,728                               $10,119,178
                                              ==========                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Money market accounts                      $1,243,357    $ 10,149     3.24%         $ 1,411,293   $  9,049      2.54%
   Savings deposits                            1,738,908      11,735     2.68            1,779,335     10,463      2.33
   Certificates of deposit of
       $100,000 and over                         597,743       8,797     5.84              554,419      5,630      4.03
   Other time deposits                         3,531,239      49,173     5.52            3,305,526     34,407      4.13
   Short-term borrowings                         141,947       1,745     4.88              627,332      7,054      4.46
   Federal Home Loan Bank advances               294,655       4,295     5.78              217,946      2,860      5.21
   Long-term debt                                119,956       2,411     7.97              120,971      2,294      7.52
                                              ----------    --------                   -----------   --------
          TOTAL INTEREST-BEARING LIABILITIES   7,667,805      88,305     4.57            8,016,822     71,757      3.55
                                                            --------                                 --------
   Noninterest-bearing demand deposits         1,243,639                                 1,206,972
                                              ----------                               -----------
          TOTAL SOURCES OF FUNDS               8,911,444                                 9,223,794

   Other liabilities                             132,925                                   106,055
   Shareholders' equity                          843,359                                   789,329
                                              ----------                               -----------
          TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY            $9,887,728                               $10,119,178
                                              ==========                               ===========

  NET INTEREST INCOME                                       $107,880                                 $103,748
                                                            ========                                 ========

  INTEREST RATE SPREAD                                                   3.98%                                     3.88%
                                                                         ====                                      ====

  NET INTEREST MARGIN                                                    4.70%                                     4.39%
                                                                         ====                                      ====
--------------------
(1)    Taxable-equivalent adjustments:
          Loans                                             $    497                                 $    403
          Investment securities                                3,685                                    4,034
                                                            --------                                 --------
                                                            $  4,182                                 $  4,437
                                                            ========                                 ========

(2)    Yields are calculated based on historical cost and exclude the impact of the net unrealized gains and losses on available for sale securities.


                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES


                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                     1995 VERSUS 1994
                                                      -------------------------------------------------
                                                              INCREASE
                                                             (DECREASE)
                                                         DUE TO CHANGE IN: (1)
                                                      --------------------------               TOTAL
                                                        AVERAGE         AVERAGE               INCREASE
                                                       VOLUME (2)       RATE (2)             (DECREASE)
                                                      ------------     ----------           ------------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST INCOME
   Interest-bearing deposits at
       financial institutions                         $    107         $    55                 $    162
   Federal funds sold and securities
       purchased under agreements to resell              1,196             159                    1,355
   Trading account securities                              371             942                    1,313
   Investment securities (FTE)                         (18,533)          8,066                  (10,467)
   Loans, net of unearned income (FTE)                  17,359          10,958                   28,317
                                                                                               --------
       TOTAL INTEREST INCOME                            (5,169)         25,849                   20,680
                                                                                               --------

INTEREST EXPENSE
   Money market accounts                                (1,166)          2,266                    1,100
   Savings deposits                                       (243)          1,515                    1,272
   Certificates of deposit of
       $100,000 and over                                   469           2,698                    3,167
   Other time deposits                                   2,483          12,283                   14,766
   Short-term borrowings                                (6,031)            722                   (5,309)
   Long-term debt                                        1,076             476                    1,552
                                                                                               --------
       TOTAL INTEREST EXPENSE                           (3,242)         19,790                   16,548
                                                                                               --------
CHANGE IN NET INTEREST INCOME                                                                  $  4,132
                                                                                               ========

PERCENTAGE INCREASE IN NET INTEREST
   INCOME OVER PRIOR PERIOD                                                                        3.98%
                                                                                               ========


--------------------

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)    Variances are computed on a line-by-line basis and are nonadditive.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------
                                                            1995                                       1994
                                              --------------------------------         ---------------------------------
                                                             INTEREST                                 INTEREST
                                               AVERAGE       INCOME/    YIELD/          AVERAGE       INCOME/     YIELD/
                                               BALANCE       EXPENSE     RATE           BALANCE       EXPENSE      RATE
                                              ---------     ---------   ------         ---------     ---------    ------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
   Interest-bearing deposits at
     financial institutions                   $   26,001    $  1,272     6.54%         $    14,334   $    530      4.94%
   Federal funds sold and securities
       purchased under agreements to resell      107,073       4,613     5.76               99,854      2,775      3.72
   Trading account securities                    175,095       9,931     7.58              162,747      6,591      5.41
   Investment securities (1)(2)                2,659,151     134,146     6.74            3,623,922    153,282      5.66
   Loans, net of unearned income (1)           6,138,510     421,476     9.18            5,334,840    337,852      8.47
                                              ----------    --------                   -----------   --------
          TOTAL EARNING ASSETS (1)(2)          9,105,830     571,438     8.39            9,235,697    501,030      7.25
                                                            --------                                 --------

   Cash and due from banks                       411,320                                   413,600
   Premises and equipment                        201,891                                   210,841
   Allowance for losses on loans                (123,394)                                 (124,633)
   Other assets                                  264,946                                   279,056
                                              ----------                               -----------
          TOTAL ASSETS                        $9,860,593                               $10,014,561
                                              ==========                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Money market accounts                      $1,286,846    $ 30,536     3.17%         $ 1,500,066   $ 27,254      2.43%
   Savings deposits                            1,737,072      34,922     2.69            1,756,071     29,794      2.27
   Certificates of deposit of
       $100,000 and over                         586,306      23,505     5.36              549,830     15,777      3.84
   Other time deposits                         3,467,997     137,183     5.29            3,317,086     98,979      3.99
   Short-term borrowings                         220,454       8,848     5.37              461,991     13,441      3.89
   Federal Home Loan Bank advances               283,310      12,663     5.98              216,833      7,669      4.73
   Long-term debt                                118,066       7,134     8.08              121,453      6,660      7.33
                                              ----------    --------                   -----------   --------
          TOTAL INTEREST-BEARING LIABILITIES   7,700,051     254,791     4.42            7,923,330    199,574      3.37
                                                            --------                                 --------
   Noninterest-bearing demand deposits         1,236,434                                 1,210,943
                                              ----------                               -----------
          TOTAL SOURCES OF FUNDS               8,936,485                                 9,134,273

   Other liabilities                             118,573                                   104,324
   Shareholders' equity                          805,535                                   775,964
                                              ----------                               -----------
          TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY            $9,860,593                               $10,014,561
                                              ==========                               ===========

   NET INTEREST INCOME                                      $316,647                                 $301,456
                                                            ========                                 ========

   INTEREST RATE SPREAD                                                  3.97%                                     3.88%
                                                                         ====                                      ====

   NET INTEREST MARGIN                                                   4.65%                                     4.36%
                                                                         ====                                      ====
--------------------
(1)    Taxable-equivalent adjustments:
          Loans                                             $  1,357                                 $  1,132
          Investment securities                               11,325                                   12,485
                                                            --------                                 --------
                                                            $ 12,682                                 $ 13,617
                                                            ========                                 ========

(2)    Yields are calculated based on historical cost and exclude the impact of the net unrealized gains and losses on available for sale securities.


                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES



                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1995 VERSUS 1994
                                                          ----------------------------------------------
                                                                  INCREASE
                                                                 (DECREASE)
                                                             DUE TO CHANGE IN: (1)
                                                          ---------------------------            TOTAL
                                                           AVERAGE          AVERAGE            INCREASE
                                                           VOLUME (2)       RATE (2)          (DECREASE)
                                                          ------------     ----------        ------------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST INCOME
   Interest-bearing deposits at
       financial institutions                             $    531         $   211             $    742
   Federal funds sold and securities
       purchased under agreements to resell                    213           1,625                1,838
   Trading account securities                                  532           2,808                3,340
   Investment securities (FTE)                             (45,368)         26,232              (19,136)
   Loans, net of unearned income (FTE)                      53,644          29,980               83,624
                                                                                               --------
          TOTAL INTEREST INCOME                             (7,137)         77,545               70,408
                                                                                               --------

INTEREST EXPENSE
   Money market accounts                                    (4,251)          7,533                3,282
   Savings deposits                                           (325)          5,453                5,128
   Certificates of deposit of
       $100,000 and over                                     1,106           6,622                7,728
   Other time deposits                                       4,683          33,521               38,204
   Short-term borrowings                                    (8,514)          3,921               (4,593)
   Long-term debt                                            2,489           2,979                5,468
                                                                                               --------
          TOTAL INTEREST EXPENSE                            (5,769)         60,986               55,217
                                                                                               --------

CHANGE IN NET INTEREST INCOME                                                                  $ 15,191
                                                                                               ========

PERCENTAGE INCREASE IN NET INTEREST
   INCOME OVER PRIOR PERIOD                                                                       5.04%
                                                                                               =======


--------------------

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)    Variances are computed on a line-by-line basis and are nonadditive.

                              FINANCIAL CONDITION

   The Corporation's total assets were $9.9 billion at September 30, 1995 compared to $10.2 billion at September 30, 1994, and $9.8 billion at June 30, 1995. Average assets for the three and nine months ended September 30, 1995 were $9.9 billion compared to $10.1 billion and $10.0 billion, respectively, for the same periods in 1994.

INVESTMENT SECURITIES

   The Corporation's investment securities portfolio of $2.4 billion at September 30, 1995 consisted of available for sale securities which are carried on the balance sheet at fair value. Reference is made to Note 5 to the interim financial statements which provides the composition of the investment portfolio at September 30, 1995 and December 31, 1994.

   Effective September 30, 1995, the Corporation transferred approximately $1.0 billion of held to maturity securities to the available for sale portfolio. The transfer included all of the Corporation's held to maturity portfolio and management is unable at this time to predict if or when the Corporation will again maintain a held to maturity portfolio. The transfer had no impact on earnings. The transfer was made in response to the following specific factors which arose during the third quarter of 1995 and led management and the Board of Directors to change its intent to hold these securities to maturity: (i) The success of the Corporation's 1994 credit card solicitation became apparent in the third quarter of 1995 as the introductory rate stage ended. This growth was funded primarily by available for sale securities. (ii) A decision was made during the third quarter to engage in a second credit card solicitation which is expected to increase loans approximately $200 million. Funding will need to be provided from securities sales. (iii) The Corporation is presently engaged in an internal reorganization of its banking subsidiaries and needs flexibility to restructure the balance sheets of these subsidiaries. The largest of these reorganizations, the division of the former Sunburst Bank, Mississippi, into five banks was completed during the third quarter of 1995. (iv) The Corporation has a large bank holding company acquisition pending which became probable during the third quarter of 1995. Loan opportunities in the market served by the target company are expected to place demands on the Corporation's liquidity. Overall this transfer will provide the additional funding sources necessary to manage specific interest-rate and liquidity considerations which these factors present.

   U.S. Treasury and U. S. Government agency obligations represented approximately 74.4% of the investment securities portfolio at September 30, 1995. The Corporation has some credit risk in the investment portfolio, however management does not consider that risk to be significant.

   The REMIC and CMO issues in the investment securities portfolio are 96% U.S. Government agencies issues; the remaining 4% are readily marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues held are currently rated "AAA" by either Standard & Poors or Moodys. The REMIC and CMO portions of the investment securities portfolio include approximately 67% in floating-rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase investment securities at or near par value to reduce risk of premium write-offs resulting from unexpected prepayments. The limited credit risk in the investment securities portfolio consists of the holdings of nonagency CMOs, municipal obligations and corporate stocks, and notes and debentures which accounted for 1.2%, 2.14%, and 3.2%, respectively, of the investment securities portfolio at September 30, 1995.

   At September 30, 1995, the Corporation had approximately $36.4 million of structured notes (as currently defined by the regulatory agencies), which constitutes approximately 1.5% of the investment securities portfolio. The definition of structured notes was broadened by the regulatory agencies during the second quarter of 1995 resulting in approximately $16 million of additional securities being included in this classification. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio and the unrealized loss in these securities at September 30, 1995 was approximately $792,000. The market risk associated with the structured notes is not considered material to the

Corporation's financial position, results of operations, or liquidity and involves no credit risk.




AVAILABLE FOR SALE SECURITIES

   Available for sale securities at September 30, 1995 were $2.4 billion and had unrealized gains of $36.9 million and unrealized losses of $9.8 million, which resulted in a positive adjustment to the carrying value of available for sale securities of $27.1 million ($16.6 million, net of taxes). At December 31, 1994, these securities totaled $1.9 billion and had unrealized gains of $3.0 million and unrealized losses of $50.0 million. Holdings of these securities increased approximately $494 million from December 31, 1994, primarily as a result of the transfer of all held to maturity securities to the available for sale portfolio offset partially by a decrease due to loan funding needs.

HELD TO MATURITY SECURITIES

   The Corporation had no held to maturity securities at September 30, 1995. At December 31, 1994, these securities totaled $1.0 billion and had unrealized gains and losses of $9.2 million and $32.3 million, respectively.

LOANS

   Loans at September 30, 1995 were $6.2 billion compared to $5.5 billion and $5.9 billion at September 30, 1994 and December 31, 1994, respectively. Average loans for the third quarter of 1995 were $6.3 billion, a 14% increase over the $5.5 billion for the third quarter of 1994. Note 3 to the interim financial statements presents the composition of the loan portfolio.

   The primary area of growth since December 31, 1994 has been in the consumer loan portfolio (primarily credit card loans), which is primarily attributable to the consumer loan marketing program. The growth in loans from September 30, 1994 to September 30, 1995 occurred in almost all categories of loans with the largest growth occurring in consumer loans, home equity loans, and loans secured by 1-4 family residential mortgages which increased approximately $347 million, $101 million, and $78 million, respectively. Commercial loans have increased approximately $96 million and other real-estate-secured loans have increased approximately $71 million. The Corporation's loan-to-deposit ratio was 75% at September 30, 1995 compared to 67% and 71%, respectively, at September 30, 1994, and December 31, 1994.

   Management expects continued growth in the loan portfolio. Additional marketing efforts are planned over the next twelve months.

ALLOWANCE FOR LOSSES ON LOANS

   The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the nine-month periods ended September 30, 1995 and 1994 and for the year ended December 31, 1994.

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                      ---------------------------        FOR THE YEAR ENDED
                                                         1995             1994           DECEMBER 31, 1994
                                                      ----------       ----------       -------------------
                                                                     (DOLLARS IN THOUSANDS)
Balance at the beginning
   of the period                                      $  122,089       $  114,353           $  114,353
Provision charged to expense                               8,530            2,791                3,636
Allowances of banks acquired (a)                           1,362            9,252                9,252
Recoveries                                                 9,909            9,604               13,287
Charge-offs                                              (21,803)         (13,022)             (18,439)
                                                      ----------       ----------            ---------
Balance at the end of the period                      $  120,087       $  122,978           $  122,089
                                                      ==========       ==========           ==========

Loans outstanding at period end                       $6,242,364       $5,549,524           $5,949,128
                                                      ==========       ==========           ==========

Average loans during the period                       $6,138,510       $5,334,840           $5,426,880
                                                      ==========       ==========           ==========

Ratios:
   Allowance/period end loans                               1.92%            2.22%                2.05%
   Charge-offs/average loans (b)                             .47              .33                  .34
   Recoveries/average loans (b)                              .21              .24                  .25
   Net charge-offs (recoveries)/
       average loans (b)                                     .26              .09                  .09
   Provision/average loans (b)                               .19              .07                  .07

--------------------

(a) At date of acquisition for acquisitions accounted for using the purchase method of accounting and as of January 1, 1995 for acquisitions accounted for using the pooling of interests method of accounting.

(b)    Amounts annualized for September 30, 1995 and 1994

   The allowance at September 30, 1995 was $120.1 million, a decrease of $2.0 million from December 31, 1994, and a decrease of $2.9 million compared to $123.0 million at September 30, 1994. The decrease resulted from net charge-offs exceeding the provision for losses on loans. Net charge-offs for the third quarter were $4.8 million compared to $711,000 for the same period in 1994 and compared to $6.2 million for the second quarter of 1995. An increasing level of charge-offs is expected over the last three months of 1995 related primarily to the increase in credit card loans, which is consistent with the growth in the portfolio. Additionally, the levels of recoveries are expected to decline from the levels of the past three years. The Corporation's loan growth, anticipated higher levels of charge-offs, and anticipated lower levels of recoveries are expected to result in higher provisions for losses on loans in the future. Management believes that the allowance is sufficient to absorb estimated losses inherent in the loan portfolio at September 30, 1995.

   A breakdown of the Corporation's charge-offs and recoveries for the nine months ended September 30, 1995 follows (Dollars in thousands):

      LOAN TYPE                                            CHARGE-OFFS         RECOVERIES
---------------------                                      -----------         ----------
Credit card and related plans                                $ 6,962              $  603
Other consumer loans                                           6,848               3,040
Loans secured by real estate                                   4,001               1,977
Commercial, financial and agricultural                         3,992               4,289
                                                             -------              ------
       Total                                                 $21,803              $9,909
                                                             =======              ======

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                 -----------------      ------------
                                                                  1995      1994           1994
                                                                 ------    -------      ------------
                                                                       (DOLLARS IN THOUSANDS)
Nonaccrual loans                                                 $24,172   $18,594          $17,476
Restructured loans                                                 1,156     1,519            1,564
                                                                 -------   -------          -------

   Total nonperforming loans                                      25,328    20,113           19,040
                                                                 -------   -------          -------

Foreclosed property
   Other real estate owned,
       net of reserve for losses                                   4,550     6,971            5,434
   Other foreclosed properties                                       474       535              559
                                                                 -------   -------          -------

   Total foreclosed properties                                     5,024     7,506            5,993
                                                                 -------   -------          -------

   Total nonperforming assets                                    $30,352   $27,619          $25,033
                                                                 =======   =======          =======

Loans 90 days or more past due
   and not on nonaccrual status                                  $13,872   $ 6,584          $ 5,874
                                                                 =======   =======          =======

--------------------


Nonperforming loans as a
   percentage of loans                                               .41%      .36%             .32%

Nonperforming assets as a
   percentage of loans and
   foreclosed properties                                             .49       .50              .42

Allowance for losses on loans
   as a percentage of
   nonperforming loans                                               474       611              641

Loans 90 days or more past
   due and not on nonaccrual
   status as a percentage of loans                                   .22       .12              .10


   The Corporation's asset-quality measures remain at acceptable levels as shown above. The level of nonperforming assets has increased over the historically low level at year end. Management is not aware of any general deterioration in the overall loan portfolio, however there has been an increase in all past due loan categories, primarily related to the consumer-loan portfolio. Loans 90 days or more past due and not on nonaccrual status increased $8.0 million over year end due primarily to consumer loans.

POTENTIAL PROBLEM ASSETS

   Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but with respect to which information concerning possible credit problems has caused management to have serious doubts as to the ability of such borrowers to comply in the future with present repayment terms. Historically these assets have been loans that become nonperforming. At September 30, 1995, the Corporation had potential problem assets (all of which were loans) aggregating $10.8 million.

OFF-BALANCE-SHEET INSTRUMENTS

   On a limited basis the Corporation uses off-balance-sheet financial instruments to manage interest-rate risk. Reference is made to Note 17 to the audited consolidated financial statements in the Corporation's 1994 Annual Report to Shareholders for additional information regarding these instruments.

   A summary of the Corporation's interest-rate swaps follows:



                                                      CURRENT RATES (a)                        1995
                        NOTIONAL AMOUNT            ----------------------                   YEAR-TO-DATE
                 -------------------------------   VARIABLE       FIXED                     NET INTEREST     UNREALIZED
BALANCE SHEET    SEPTEMBER 30,      DECEMBER 31,     RATE         RATE        MATURITY         INCOME           GAIN
INSTRUMENTS          1995               1994         PAID        RECEIVED       DATE           IMPACT          (LOSS)
------------     -------------    --------------   --------      --------     --------      ------------     ----------
                          (IN MILLIONS)                                                     (IN MILLIONS)
Loans (b) and (c)     $150             $150         6.39%         5.22%     1/96-99 (c)      $(1.3)           $(1.8)
Securities (d)           -              100            -             -            -              -                -
Long-term debt
  debentures            50               50         6.31          4.46         5/96            (.6)             (.9)
Long-term FHLB
  advances (e)           -               10            -             -            -             .1                -
                      ----             ----                                                  -----            -----
   Total              $200             $310                                                  $(1.8)           $(2.7)
                      ====             ====                                                  =====            =====

--------------------

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

(c) This interest-rate swap's amortization period may change quarterly based on changes in the underlying index rate. If the index rate should be less than or equal to 5.3125% on January 5, 1996, the swap would terminate on that date. If the index rate should remain at the current rate (5.938% as of October 16, 1995) through January 5, 1996 and thereafter, the swap would mature July 5, 1996. The swap maturity has the potential to extend to January 1999 in the event the index rate should be equal to or exceed 8.3125% on January 5, 1996 and for the remainder of the term of the swap.

(d) Management sold the securities related to this interest-rate swap in January 1995. At December 31, 1994, the Corporation recognized a $1.1 million loss on this interest-rate swap. This swap matured in June 1995.

(e) The long-term FHLB advances interest-rate swap was entered into by Union Planters Bank of Mississippi (formerly Sunburst Bank, Mississippi), a subsidiary of Grenada Sunburst System Corporation which was acquired by the Corporation on December 31, 1994. During the third quarter, the Corporation reorganized Union Planters Bank of Mississippi (UPBMS) into five banks (three existing and two new banks). In connection with the reorganization, management decided to terminate certain outstanding advances and the related interest-rate swap. In terminating the swap, the Corporation recognized a gain of approximately $777,000 which was partially offset by a penalty of approximately $588,000 resulting from the prepayment of the FHLB advances.

ASSET LIABILITY MANAGEMENT

   The table on page 31 presents the Corporation's interest-rate sensitivity analysis at September 30, 1995. This analysis alone cannot be relied upon to predict how the Corporation is positioned to react to changing interest rates, since it has been prepared as of a point-in-time and could change significantly on a daily basis. Other significant factors such as the mix of earning assets and interest-bearing liabilities, interest-rate spreads, and the level of interest-rates impact upon the Corporation's net interest income.

   Balance-sheet-simulation analysis is conducted to determine the impact on net interest income for the next twelve months under several interest-rate scenarios. One such scenario uses current interest rates at September 30, 1995 and holds the rates and volumes constant for the simulation. When this projection is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points, first rising and then falling, the annual impact of the "rate shock" at September 30, 1995 on the Corporation's projected net interest income was a positive $16 million and a negative $21 million pretax, respectively, which is within the Corporation's policy limits.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                RATE-SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1995

                                                             INTEREST-SENSITIVE WITHIN
                           ------------------------------------------------------------------------------------------
                                                                                                    NON-
                            0-30     31-90    91-180     181-365     1-2        2-5      OVER     INTEREST-
                            DAYS      DAYS     DAYS       DAYS      YEARS      YEARS    5 YEARS   BEARING      TOTAL
                           ------    ------   ------     -------    ------    -------   --------  --------     -----
                                                              (DOLLARS IN MILLIONS)
ASSETS
   Loans and leases        $1,576    $  483    $ 517     $  789     $491      $1,714    $  679     $   24      $6,273
   Investment securities      273       150      294        442      479         376       409          -       2,423
   Other earning assets       312       105        -          1        1           -         -          -         419
   Other assets                 -         -        -          -        -           -         -        789         789
                           ------    ------    -----     ------     ----      ------    ------     ------      ------
       TOTAL ASSETS        $2,161    $  738    $ 811     $1,232     $971      $2,090    $1,088     $  813      $9,904
                           ======    ======    =====     ======     ====      ======    ======     ======      ======

SOURCES OF FUNDS
   Money market
     deposits              $   63    $  339    $   -     $  340     $  -      $  495    $    -    $    -       $1,237
   Other savings and
     time deposits            557     1,076      759        751      462       1,612        25         -        5,242
   Time deposits
     over $100,000            118       102      124        153       62          49         2         -          610
   Short-term borrowings      138         2        -          1        -           -         -         -          141
   Federal Home Loan Bank
     advances                 151        77        2          4       12          29        17         -          292
   Long-term debt               -         -        -          -        -           -       117         -          117
   Noninterest-bearing
     deposits                   -         -        -          -        -           -         -      1,252       1,252
   Other liabilities            -         -        -          -        -           -         -        138         138
   Shareholders' equity         -         -        -          -        -           -         -        875         875
                           ------    ------    -----     ------     ----      ------    ------     ------      ------
       TOTAL SOURCES OF
         FUNDS             $1,027    $1,596    $ 885     $1,249     $536      $2,185    $  161     $2,265      $9,904
                           ======    ======    =====     ======     ====      ======    ======     ======      ======

Interest rate swaps        $ (150)   $  (50)   $   -     $  200     $  -      $    -    $    -     $    -      $    -

Interest rate sensitivity
  gap                      $  984    $ (908)   $ (74)    $  183     $435      $  (95)   $  927     $(1,452)    $    -

Cumulative interest rate
   sensitivity gap         $  984    $   76    $   2     $  185     $620      $  525    $1,452     $     -     $    -

Cumulative gap as a
  percentage of total
  assets                       10%        1%       -%         2%       6%          5%       15%          -%         -%

--------------------

Management has made the following assumptions in preparing the above analysis:

(a) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.

(b)    Nonaccrual loans are included in the noninterest-bearing category.

(c) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal prepayment patterns of comparable mortgage-backed securities.

(d) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.

(e) Agency securities are scheduled according to their call dates when valued at a premium or par.

(f) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would vary by product type and market.

(g) If all money-market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been negative (20%), (20%), (21%), (15%), (11%), and positive 5% and 15%, respectively, for the 0-30 Days, 31-90 days, 91-180 Days, 181-365 Days, 1-2 years, 2-5 Years, and over 5 Years categories at September 30, 1995.

LIQUIDITY

   The Corporation's core deposit base is its most important and stable funding source. These deposits, along with available for sale securities and money market investments, provide liquidity for the Corporation. The Corporation's deposit base is comprised of "in-market" deposits, as the Corporation has no known brokered deposits. Certificates of deposit of $100,000 or more represented only 7% of total deposits at September 30, 1995. The following table presents an analysis of the Corporation's deposits:


                                                                       AVERAGE DEPOSITS
                                                --------------------------------------------------------------------
                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                --------------------------------------         ---------------------
                                                   SEPTEMBER 30,              JUNE 30,             SEPTEMBER 30,
                                                -------------------           --------         ---------------------
                                                 1995         1994              1995            1995          1994
                                                ------       ------           --------         ------        -------
                                                                       (DOLLARS IN MILLIONS)
Demand deposits                                 $1,244       $1,207           $1,224           $1,236        $1,211
Money market accounts (a)                        1,243        1,411            1,271            1,287         1,500
Savings deposits (b)                             1,739        1,779            1,717            1,737         1,756
Other time deposits (c)                          3,531        3,306            3,482            3,468         3,317
                                                ------       ------           ------           ------        ------
   Total core deposits                           7,757        7,703            7,694            7,728         7,784
Certificates of deposit
   of $100,000 and over                            598          555              592              586           550
                                                ------       ------           ------           ------        ------
   Total deposits                               $8,355       $8,258           $8,286           $8,314        $8,334
                                                ======       ======           ======           ======        ======

--------------------

(a) Includes money market savings accounts, High Yield accounts, and super NOW accounts.

(b)    Includes regular and premium savings accounts and NOW accounts.

(c) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

    Average deposits were $8.4 billion for the third quarter of 1995, an increase of $69 million and $97 million, respectively, from the second quarter of 1995 and the third quarter of 1994. For the nine months ended September 30, 1995 total average deposits decreased $20 million compared to the same period in 1994. Acquisitions during the third quarter of 1995 increased total deposits approximately $151 million over the prior year. Partially offsetting the increase from acquisitions was a decrease resulting primarily from a decline in money market and savings deposits, a portion of the decline having been offset by growth in certificates of deposit. Also, approximately $90 million of the decline relates to the sale of certain branches required as a condition to receiving prior regulatory approval to consummate the acquisition of Grenada Sunburst System Corporation at December 31, 1994.

   The parent company's source of cash flow is management fees and dividends from subsidiaries. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At September 30, 1995, the parent company had cash and short-term investments totaling $117.2 million. The parent company's net working capital at September 30, 1995 was $ 116.7 million. At October 1, 1995, the parent company could have received dividends from subsidiary banks of $33 million without prior regulatory approval. The payment of additional dividends will be dependent on the future earnings of the Corporation's subsidiary banks. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its long-term debt.

   Effective May 24, 1995, the Corporation terminated its $25 million credit facility. After reviewing the Corporation's cash flow needs, management determined that use of the credit facility was not probable over its remaining one-year term.

   On November 7, 1995, the Corporation issued $100 million of 6 3/4% Subordinated Capital Notes (see Note 11 to the unaudited interim consolidated financial statements). The net proceeds will be available for general corporate purposes, including the acquisition of other financial institutions. Pending such use, the funds will be invested in investment grade securities. The Notes qualify as Tier 2 capital which should significantly increase the Corporation's total capital to risk-based assets ratio.

SHAREHOLDERS' EQUITY

   The Corporation's total shareholders' equity increased $144.5 million from December 31, 1994 to $875.2 million at September 30, 1995. The increase was due to retained net earnings of $67.5 million, a reduction in the net unrealized loss on available for sale securities of $45.6 million, Common and Series E Preferred Stock issued as consideration for acquisitions which increased shareholders' equity by $20.2 million, and Common Stock issued in connection with employee benefit and dividend reinvestment plans of $11.2 million.

CAPITAL ADEQUACY

   The following table presents certain capital-adequacy ratios of the Corporation and the table on the following page presents the calculation of the Corporation's risk-based capital.

                                                                    SEPTEMBER 30,
                                                                 -------------------        DECEMBER 31,
                                                                  1995         1994             1994
                                                                 ------       ------        ------------
CAPITAL ADEQUACY DATA
---------------------
Total shareholders' equity/
   total assets (at period end)                                   8.84%        7.72%            7.30%
Average shareholders' equity/
   average total assets (a)                                       8.17         7.75             7.76
Tier 1 capital/unweighted
   assets (leverage ratio) (b)                                    8.29         7.50             7.18
Parent company long-term debt/equity                             13.12        14.63            15.71
Dividend payout ratio                                            34.15        37.36            64.68

--------------------

(a)   Based on year to date average balances.

(b)   Based on period-end capital and quarterly adjusted average assets


   At September 30, 1995, total shareholders' equity was 8.84% of total assets and the leverage ratio was 8.29% compared to 7.30% and 7.18%, respectively, at December 31, 1994. The improvement in these ratios has resulted primarily from the Corporation's retained net earnings. The shareholders' equity to total assets ratio improved more than the leverage ratio because the adjustment for the net unrealized loss on available for sale securities improved $45.6 million from year end to a net unrealized gain of $16.6 million. This adjustment is not included in the leverage ratio calculation.

                               RISK-BASED CAPITAL


                                                                   SEPTEMBER 30,
                                                          ------------------------------       DECEMBER 31,
                                                             1995                1994              1994
                                                          ----------          ----------       -------------
                                                                       (DOLLARS IN THOUSANDS)
Tier 1 capital
   Shareholders' equity                                   $  875,180          $  784,707       $  730,707
   Minority interest in
       consolidated subsidiaries                               1,088               1,588            1,088
   Less goodwill, other intangibles, and
       one-half of investment in
       unconsolidated subsidiaries                           (40,956)            (41,774)         (38,138)
   Less deferred tax asset not qualifying
       as regulatory capital                                  (2,190)             (2,491)          (2,494)
   Unrealized (gain) loss on available for
       sale securities                                       (16,642)             13,979           28,527
                                                          ----------          ----------       ----------
          Total Tier 1 capital                               816,480             756,009          719,690

Tier 2 capital
   Allowance for losses on loans (a)                          77,458              80,192           74,204
   Qualifying long-term debt                                  74,579              74,527           74,540
   Less one-half of investment in
       unconsolidated subsidiaries                               (22)                (18)             (18)
                                                          ----------          ----------       ----------

          Total capital                                   $  968,495          $  910,710       $  868,416
                                                          ==========          ==========       ==========


Risk-weighted assets (b)                                  $6,153,998          $6,328,288       $5,888,363
                                                          ==========          ==========       ==========

Ratios as a percent of end of
   period risk-weighted assets

       Tier 1 capital                                          13.27%              11.95%           12.22%
       Total capital                                           15.74               14.39            14.75

--------------------

(a)    Limited as required by regulatory guidelines.

(b)    Based on risk-weighted assets as defined by regulatory guidelines.


IMPACT OF ACCOUNTING STANDARDS

   SFAS NO. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

   Effective July 1, 1995, the Corporation adopted prospectively the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of SFAS No. 65." This statement requires entities to recognize as separate assets rights to service mortgage loans for others, regardless of how the servicing rights have been acquired. Mortgage servicing rights arising from the Corporation's mortgage originations are now recorded contrary to the former practice. The impact of adoption of this standard, assuming current mortgage production levels, is estimated to increase the Corporation's net earnings for the last half of 1995 by approximately $1.5 million.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   The information called for by this item is incorporated by reference to Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, Note 19 to the Corporation's consolidated financial statements on pages 68 and 69 of the 1994 Annual Report to Shareholders which is Exhibit 13 to the 1994 10-K, Note 10 to the Corporation's unaudited consolidated financial statements included in the quarterly reports on Form 10-Q dated March 31, 1995 and June 30, 1995, and Note 10 to the Corporation's unaudited consolidated financial statements included herein.

ITEM 2 - CHANGES IN SECURITIES

   None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5 - OTHER INFORMATION

   None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:
                    11 -   Computation of Earnings Per Common Share

                    27 -   Financial Data Schedule (for SEC use only)

   (b)    Reports on Form 8-K:

          Date of Report/Date of Earliest Event Reported                    Subject
          ----------------------------------------------                  -----------
   1.     July 27, 1995/July 27, 1995                               Press Release announcing second quarter
                                                                    of 1995 operating results

   2.     August 21, 1995/August 21, 1995                           Audited consolidated financial
                                                                    statements for 1994 and interim
                                                                    unaudited consolidated financial
                                                                    statements for the six months ended
                                                                    June 30, 1995 for Capital
                                                                    Bancorporation, Inc., a pending probable
                                                                    acquisition

   3.     August 22, 1995/August 22, 1995                           Unaudited pro forma consolidated
                                                                    financial statements dated June 30,
                                                                    1995 for certain pending probable
                                                                    acquisitions

   4.     October 26, 1995/October 26, 1995                         Press Release announcing third quarter of 1995
                                                                    operating results

   5.     November 6, 1995/November 2, 1995                         Subordinated Capital Notes due 2005

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 UNION PLANTERS CORPORATION
                                              --------------------------------
                                                       (Registrant)


Date:      November 10, 1995
     ----------------------------


                                        By:   /s/ Benjamin W. Rawlins, Jr.
                                              -------------------------------
                                              Benjamin W. Rawlins, Jr.
                                              Chairman of the Board and
                                              Chief Executive Officer



                                        By:   /s/ John W. Parker
                                              -------------------------------
                                              John W. Parker
                                              Executive Vice President and
                                              Chief Financial Officer



                                        By:   /s/ M. Kirk Walters
                                              -------------------------------
                                              M. Kirk Walters
                                              Senior Vice President, Treasurer,
                                              and Chief Accounting Officer