Form 10-K405
period 1995-12-31
UNION PLANTERS CORP
filed 1996-03-19
CIK 100893

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------  ACT OF 1934 (FEE REQUIRED)


                 For the fiscal year ended December 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1936 (NO FEE REQUIRED)

             For the transition period from          to
                                            --------    --------

                         Commission File No. 1-10160


                         UNION PLANTERS CORPORATION
           (Exact name of registrant as specified in its charter)


        Tennessee                                       62-0859007
 ------------------------                   ---------------------------------
 (State of incorporation)                   (IRS Employer Identification No.)


7130 Goodlett Farms Parkway, Memphis, Tennessee       38018
--------------------------------------------------------------
(Address of principal executive offices)            (ZIP Code)


Registrant's telephone number, including area code:   (901)  383-6000
                                                    -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                Yes  X    No
                                    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 29, 1996 was approximately $1,340,033,000.

           INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                     REGISTRANT'S CLASSES OF COMMON STOCK

                   CLASS                   OUTSTANDING AT FEBRUARY 29, 1996

           Common Stock having a par                  45,565,914
           value of $5 per share
           (title of class)

                     DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K
          Documents Incorporated                 into which incorporated
     -----------------------------------         ---------------------------
1.   Certain parts of the Annual Report          Items 1, 2, 5, 6, 7, and 8
     to Shareholders for the year ended
     December 31, 1995

2.   Certain parts of the Definitive Proxy                Part III
     Statement for the Annual Shareholders
     Meeting to be held April 25, 1996


                       FORM 10-K CROSS-REFERENCE INDEX

                                                                          Page
PART I
    Item 1.        Business                                                  3

    Item 1a.       Executive Officers of the Registrant                     14

    Item 2.        Properties                                               14

    Item 3.        Legal Proceedings                                        15

    Item 4.        Submission of Matters to a Vote of Security Holders      *


PART II

    Item 5.        Market for the Registrant's Common Stock and
                      Related Stockholder Matters                           16

    Item 6.        Selected Financial Data                                  16

    Item 7.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         16

    Item 8.        Financial Statements and Supplementary Data              16

    Item 9.        Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                   *


PART III

    Item 10.       Directors and Executive Officers of the Registrant       16

    Item 11.       Executive Compensation                                   16

    Item 12.       Security Ownership of Certain Beneficial Owners          16
                      and Management

    Item 13.       Certain Relationships and Related Transactions           16


PART IV

    Item 14.       Exhibits, Financial Statement Schedules,                 17
                      and Reports on Form 8-K


SIGNATURES                                                                  18

* Not Applicable


                                    PART I

                               ITEM 1. BUSINESS

GENERAL

     Union Planters Corporation (the "Corporation"), an $11.3 billion bank holding company and savings and loan holding company incorporated in 1971 under the laws of the state of Tennessee and headquartered in Memphis, Tennessee, is the second largest financial institution holding company headquartered in Tennessee. At December 31, 1995, the Corporation had the largest deposit base of any bank holding company headquartered in Tennessee. The Corporation's activities are conducted through its principal banking subsidiary, the $2.2 billion Union Planters National Bank ("UPNB") headquartered in Memphis, Tennessee, 35 other banking subsidiaries and two savings and loan subsidiaries located in Tennessee, Mississippi, Missouri, Arkansas, Louisiana, Alabama, and Kentucky (collectively, "banking subsidiaries"). Reference is made to the 1995 Annual Report to Shareholders for a listing of communities served on page 31, Table 15, and the map on the inside cover of the report for additional information regarding the size, locations, and markets served by the Corporation's subsidiaries.

     The Corporation, through its banking subsidiaries, provides a diversified range of banking and financial services in the communities in which it operates, including consumer, commercial and corporate lending; retail banking; mortgage banking; and other ancillary financial services normally furnished by full-service financial institutions. The Corporation also is engaged in mortgage servicing; investment management and trust service; the issuance and servicing of credit and debit cards; and the origination, packaging, and securitization of loans, primarily the government-guaranteed portions of Small Business Administration ("SBA") loans.

PENDING ACQUISITION

     On March 8, 1996, the Corporation entered into an Agreement and Plan of Merger to acquire all of the outstanding stock of Leader Financial Corporation ("LFC"), a publicly traded Tennessee thrift holding company, in a tax-free acquisition to be accounted for as a pooling of interests. Pursuant to the merger agreement, the Corporation will exchange 1.525 shares of its Common Stock, or approximately 16.6 million shares, for each outstanding common share of LFC. The merger is subject to satisfaction of certain contractual conditions to closing, regulatory and shareholder approvals, and is expected to be consummated in the fourth quarter of 1996. At December 31, 1995, LFC reported approximately $3.1 billion in total assets, $1.6 billion in total deposits, $247 million in shareholders' equity, and 1995 net earnings of approximately $37 million.


                       CERTAIN REGULATORY CONSIDERATIONS

GENERAL

     As a bank holding company, the Corporation is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 ("BHCA"). In addition, as a savings and loan holding company, the Corporation is registered with the Office of Thrift Supervision (the "OTS") and is subject to OTS regulation, supervision, and reporting requirements. Each of the Corporation's banking subsidiaries is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law.

The Corporation's banking subsidiaries which are national banking associations, including its principal subsidiary, UPNB, are subject to supervision and examination by the Office of the Comptroller of the Currency (the "Comptroller") and the FDIC. State bank subsidiaries of the Corporation which are members of the Federal Reserve System are subject to supervision and examination by the Federal Reserve Board and the state banking authorities of the states in which they are located. State bank subsidiaries which are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The Corporation's savings bank subsidiaries are subject to supervision and examination by the OTS. The Corporation's banking subsidiaries are subject to various requirements and restrictions, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans and other extensions of credit that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banking subsidiaries. In addition to the impact of regulation, the banking subsidiaries are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

     The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; or (iii) it may merge or consolidate with any other bank holding company.

     The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended (the "CRA"), both of which are discussed below.

     The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Corporation and any other bank holding company located in Tennessee may now acquire a bank located in any other state, and a bank holding company outside Tennessee may lawfully acquire any Tennessee-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or to "opt out" and prohibit interstate branching altogether. Tennessee has recently "opted in."

     The BHCA generally prohibits the Corporation from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve Board must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities have all been determined by the Federal Reserve Board to be permissible activities of bank holding companies. The BHCA does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve Board has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiaries when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

CAPITAL

     The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio ("Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet activities such as standby letters of credit) is 8%. At least half of the Total Capital must be composed of "Tier 1 Capital," which consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and excluding the unrealized gain or loss, net of taxes, on available for sale securities. The remainder, which is "Tier 2 Capital," may consist of limited amounts of subordinated debt (or certain other qualifying debt issued prior to March 12, 1988), other preferred stock and a limited amount of loan loss reserves.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised the Corporation of any specific minimum Leverage Ratio applicable to the Corporation.

     The federal bank regulatory agencies maintain the Risk Based Capital guidelines for banks and bank holding companies under continuing review. Under one proposal, banks would be required to give explicit consideration to interest-rate risk as an element of capital adequacy by maintaining capital to compensate for such risk in an amount measured by the bank's exposure to interest-rate risk in excess of a regulatory threshold. A proposal recently issued by the Federal Reserve Board and joined in by the other bank regulatory agencies increases the amount of capital required to be carried against certain long-term derivative contracts; in addition, the proposal recognizes the effect of certain bilateral netting arrangements in reducing potential future exposure under these contracts. The Corporation's Management believes that these changes, if adopted, will not have a material effect on the Corporation's compliance with capital adequacy requirements.

     Failure to meet capital requirements can subject an institution to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, and a prohibition on the taking of brokered deposits. As described below, substantial additional restrictions can be imposed upon FDIC-insured institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action" discussion below.

     At December 31, 1995, the Corporation's Total Risk-Based Capital Ratio was 16.35%, its Tier 1 Risk-Based Capital Ratio (i.e., its ratio of Tier 1 Capital to risk-weighted assets) was 12.64% and its Leverage Ratio was 8.09%. In addition, each of the Corporation's banking subsidiaries satisfied the minimum capital requirements applicable to it and had the requisite capital levels to qualify as a "well-capitalized" institution under the prompt corrective action provisions discussed below.

     Each of the banking subsidiaries is subject to Risk-Based and Leverage Capital Ratio requirements adopted by their respective federal regulators which are substantially similar to those adopted by the Federal Reserve Board. As of December 31, 1995, the Total and Tier 1 Risk-Based Capital and Leverage Ratios of UPNB, the Corporation's largest bank subsidiary, were 15.69%, 14.43% and 9.08%, respectively. Neither the Corporation nor any of the banking subsidiaries has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the joint regulations thereunder adopted by the federal banking agencies, require the banking regulators to take prompt corrective action in respect of depository institutions that do not meet their minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under capital regulations, a bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Risk-Based Capital Ratio of at least 6% and a Total Risk-Based Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as determined by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it meets all of its minimum capital requirements as described under "Capital" above. In addition, a bank will be considered "undercapitalized" if it fails to meet any minimum required measure, "significantly undercapitalized" if it is significantly below such measure, and

"critically undercapitalized" if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

     Regardless of their capital levels, all institutions are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels required to be considered adequately capitalized. An undercapitalized institution is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Such capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters. Pursuant to the guarantee, the institution's holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. If the controlling bank holding company should fail to fulfill its obligations under the guarantee and should file (or should have filed against it) a petition under the Federal Bankruptcy Code, the appropriate federal banking regulator could have a claim as a general creditor of the bank holding company and, if the guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, the claim would be entitled to priority in such bankruptcy proceeding over third-party creditors of the bank holding company.

     The regulatory agencies have discretionary authority to reclassify well capitalized institutions as adequately capitalized, or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions, if the agency should determine after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which can consist of the receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution which should fail to submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization; broader application of restrictions on transactions with affiliates; limitations on interest rates paid on deposits; asset growth and other activities; possible replacement of directors and officers; and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior regulatory approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution should become critically undercapitalized, the institution would be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it should remain critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

COMMUNITY REINVESTMENT

     All of the Corporation's banking subsidiaries are subject to the provisions of the CRA and the federal banking agencies' other implemented regulations. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the federal banking agencies, in connection with their examination of a depository institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low-to-moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution;
(iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Based on their most recent CRA compliance examinations, the Corporation's subsidiary banks and thrifts all received at least a "satisfactory" CRA rating.

     Since December 1993, the federal banking agencies have had under consideration a revision of their CRA regulations in order to provide clearer guidance to depository institutions on the nature and extent of their CRA obligations and the methods by which those obligations would be assessed and enforced. In response to widespread criticisms of the December 1993 proposal, the agencies on September 26, 1994, issued a revised proposal which was adopted substantially as proposed on April 17, 1995. Under these new CRA regulations, which are now effective, the earlier process-based CRA assessment factors were replaced with a new evaluation system which would rate institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's federal regulator in an assessment context that would take into account such factors as: (i) demographic data pertaining to the community, (ii) the institution's capacity and constraints, (iii) the institution's product offerings and business strategy, and (iv) data on the prior performance of the institution and similarly situated lenders. The new lending test -- the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks -- will be used to evaluate an institution's lending activities as measured by its home-mortgage loans, small business and farm loans, community-development loans and, at the option of the institution, its consumer loans. The institution's regulator will weigh each of these lending categories to reflect their relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographical distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community-development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community-development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

     The focus of the investment test will be the degree to which the institution is helping to meet the needs of its service area through qualified investments that (i) benefit low-to-moderate income individuals and small businesses or farms, (ii) address affordable housing needs, or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test will be based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community-development initiatives, and its responsiveness to credit and community-development needs. The service test will evaluate an institution's systems for delivering retail banking services, taking into account such factors as (i) the geographical distribution of the institution's branch offices and ATMs, (ii) the institution's record of opening and closing branch offices and ATMs, and (iii) the availability of alternate product-delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators will also consider an institution's community-development service as part of the service test. A separate community-development test will be applied to wholesale or limited purpose financial institutions.

     Smaller institutions, i.e, those having total assets of less than $250 million, will be evaluated under more streamlined criteria. In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that is developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

     The joint agency CRA regulation provides that an institution evaluated under a given test will receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial noncompliance. An institution will then receive a certain number of points for its rating on each test and the points will be combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial non-compliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive a rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its regulator in considering various types of applications.

DIVIDEND RESTRICTIONS

     The Corporation is a legal entity separate and distinct from its banking subsidiaries and its nonbanking subsidiaries. The Corporation's revenues (on a parent company only basis) result, in significant part, from dividends paid to the Corporation by its subsidiaries. The right of the Corporation, and consequently the rights of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries) except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

     There are statutory and regulatory requirements applicable to the payment of dividends to the Corporation by its banking subsidiaries. Each national banking association subsidiary of the Corporation is required by federal law to obtain the prior approval of the Comptroller for the declaration of dividends if the total of all dividends to be declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks may only pay dividends to the extent that their retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). The Corporation's state-chartered banking subsidiaries are subject to similar restrictions on the payment of dividends by the respective state laws under which they are organized. Furthermore, as described above under "Prompt Corrective Action," all depository institutions are prohibited from paying any dividends, making other distributions, or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. In accordance with the specified calculations, at January 1, 1996, approximately $35 million was available for distribution to the Corporation without obtaining prior regulatory approval. Future dividends will depend upon the level of earnings of the banking subsidiaries of the Corporation. It is the policy of the Federal Reserve Board that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

SUPPORT OF BANKING SUBSIDIARIES

     Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, the Corporation may not be inclined to provide it. Moreover, if one of its banking subsidiaries should become undercapitalized, under FDICIA the Corporation would be required to guarantee the subsidiary bank's compliance with its capital plan in order for such plan to be accepted by the federal regulatory authority. See discussion under "Prompt Corrective Action" above.

     Under the "cross guarantee" provisions of the Federal Deposit Insurance Act (the "FDI Act"), any FDIC-insured subsidiary of the Corporation may be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the "default" of any other commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

     Because it is a bank holding company, any capital loans made by the Corporation to its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment over certain other creditors of the bank holding company, including the holders of its subordinated debt.

TRANSACTIONS WITH AFFILIATES

     Provisions of the Federal Reserve Act impose restrictions on the type, quantity and quality of transactions between "affiliates" (as defined below) of an insured bank and the insured bank (including a bank holding company and its nonbank subsidiaries). The purpose of these restrictions is to prevent misuse of the resources of the insured institution by its uninsured affiliates. An exception to most of these restrictions is provided for transactions between two insured banks that are within the same holding company where the holding company owns 80% or more of each of these banks (the "sister bank" exception). The restrictions also do not apply to transactions between an insured bank and its wholly owned subsidiaries. These restrictions include limitations on the purchase and sale of assets and extensions of credit by the insured bank to its holding company or its nonbank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with their nonbank or nonsavings-bank affiliates to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the insured bank and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the bank. "Covered transactions" are defined by statute to include loans or other extensions of credit as well as purchases of securities issued by an affiliate, purchases of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit issued on behalf of an affiliate. Further, provisions of the BHCA, as amended, prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. As used herein, "affiliate" means generally any company that controls the insured bank, a company which is under common control with the insured bank and a subsidiary of the insured bank.

FDIC INSURANCE ASSESSMENTS

     In July 1993, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, and replaces a transitional system that the FDIC had utilized for the 1993 calendar year, assigns an institution to one of three capital categories: (i) well capitalized, (ii) adequately capitalized, and (iii) undercapitalized. These three categories are substantially similar to the "prompt corrective action" categories described above with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had been during 1994, ranged from 23 basis points (0.23% of deposits) per year for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached, which occurred in 1995, the FDIC was authorized to reduce the minimum assessment rate below 23 basis points and to set future assessment rates at such levels that would maintain a fund's reserve ratio at the designated level. On December 11, 1995, the FDIC adopted final regulations reducing the assessment rates for BIF-member banks. Under the revised schedule, BIF-member banks, commencing January 1, 1996, will now pay assessments ranging from 0 basis points to 27 basis points. At the same time, the FDIC elected to retain the existing assessment rate of 23 to 31 basis points, depending upon the institution's risk classification, for SAIF members for the foreseeable future given the undercapitalized status of that insurance fund. The FDIC deposit insurance assessment is expected to be $2,000 per "well-capitalized" BIF-insured bank for the year 1996.

     On July 28, 1995, the FDIC, the Treasury Department and the OTS released statements outlining a proposed plan ("Proposed Plan") to recapitalize the SAIF. The Proposed Plan, which is pending both as a stand-alone measure and as a part of the proposed budget reconciliation legislation, would require all SAIF-member institutions to pay a special one-time assessment of approximately 85 basis points based on the amount of SAIF-assessable deposits. The special assessment would result in a significant recapitalization of the SAIF so as to enable the fund to reach its designated reserve ratio. The Proposed Plan would make other statutory changes that would strengthen the SAIF fund: the assessment base for the payments on the Financing Corporation ("FICO") bonds would be expanded to include the deposits of both BIF- and SAIF-insured institutions; the unspent funds of the RTC would be made available to cover any extraordinary and unanticipated SAIF losses until the BIF and SAIF shall be merged (a part of the Proposed Plan not supported by the Treasury Department); and the BIF and SAIF would be merged as soon as possible but no later than the beginning of 1998. The Proposed Plan would also reduce the minimum average assessment rate required under the FDI Act for a fund that is undercapitalized or has outstanding borrowings from the Treasury or the Federal Financing Bank from 23 basis points to 8 basis points. The Proposed Plan also includes special rules for undercapitalized institutions that could not pay the special assessment without increasing the risk of losses to the SAIF. Other legislative proposals made in connection with the Proposed Plan have included combining the thrift and bank charters into a single unified charter and requiring all thrifts to become banks or state-chartered savings banks.

BROKERED DEPOSITS

        The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a bank may not lawfully accept, roll over or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that may not receive brokered deposits also may not offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because the Corporation's banking subsidiaries at December 31, 1995, had the requisite capital levels to qualify as well capitalized institutions, the Corporation believes the brokered deposits regulation will have no material effect on the funding or liquidity of any of its banking subsidiaries.

SAFETY AND SOUNDNESS STANDARDS

     The FDI Act, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to the internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies may deem appropriate. The federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest-rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any one or more of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution should fail to submit an acceptable compliance plan or should fail in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt correction action" provisions of FDICIA. See "Prompt Corrective Action" above. If an institution should fail to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality earning standards.

DEPOSITOR PREFERENCE

     Legislation recently enacted by Congress establishes a nationwide depositor-preference rule in the event of a bank failure. Under this arrangement all deposits and certain other claims against a bank, including the claim of the FDIC as subrogee of insured depositors, would receive payment in full before any general creditor of the bank, including the holders of its subordinated debt securities, would be entitled to any payment in the event of an insolvency or liquidation of the bank.

PROPOSED LEGISLATION

     Because of concerns relating to the competitiveness and the safety and soundness of the industry, the Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Corporation may be affected thereby.

PERSONNEL

     As of February 29, 1996, the Corporation, including all subsidiaries, had 5,690 employees (including 1,221 part-time employees).

STATISTICAL DISCLOSURES

     The statistical information required by Item 1 may be found in the 1995 Annual Report to Shareholders (Exhibit 13 hereto) and, to the extent indicated, is incorporated herein by reference, as follows:


                                                   Page in the Corporation's
                                                      1995 Annual Report to
               Guide 3 Disclosure                          Shareholders*
               ------------------                   --------------------------
I.     Distribution of Assets, Liabilities, and
       Shareholders' Equity; Interest Rates and
       Interest Differential
       A.   Average Balance Sheet                              22
       B.   Net Interest Earnings Analysis                     22
       C.   Rate/Volume Analysis                               23

II.    Investment Portfolio
       A.   Book Value of Investment Securities          27, 44, and 45
       B.   Maturities of Investment Securities                45
       C.   Investment Securities Concentrations         not applicable

III.   Loan Portfolio
        A.   Types of Loans                                 24 and 46
        B.   Maturities and Sensitivity of
             Loans to Changes in Interest Rates          Follows this table
        C.   Risk Elements
             1.  Nonaccrual, Past Due 90 Days
                 or More, and Restructured Loans               24
             2.   Potential Problem Loans                      14
             3.   Foreign Outstandings                    Not significant
             4.   Loan Concentrations                          13
        D.   Other Interest-Bearing Assets                Not significant

IV.    Summary of Loan Loss Experience
        A.   Analysis of Allowance for Loan Losses             25
        B.   Allocation of the Allowance for Loan Losses       24

V.     Deposits
        A.   Average Balances                               22 and 23
        B.   Maturities of Large Denomination
             Certificates of Deposit                      Follows this table
        C.   Foreign Deposit Liability Disclosure         Not significant

VI.    Return on Equity and Assets
        A.   Return on Assets                                  4
        B.   Return on Equity                                  4
        C.   Dividend Payout Ratio                             4
        D.   Equity to Assets Ratio                            4

VII.   Short-Term Borrowings                                 47 and 48




*Unless otherwise noted

The following table presents the maturities and sensitivities of the Corporation's loans to changes in interest rates at December 31, 1995:

                                                       DUE                DUE AFTER ONE       DUE AFTER
                                                     WITHIN                BUT WITHIN            FIVE
                                                    ONE YEAR               FIVE YEARS           YEARS
                                                    --------              -------------        ---------
                                                                   (DOLLARS IN THOUSANDS)
Commercial, Financial, and Agricultural             $  917,385              $437,366            $ 95,299

Real Estate - Construction                             255,338                42,995              24,368
                                                    ----------              --------            --------
     Total                                          $1,172,723              $480,361            $119,667
                                                    ==========              ========            ========
Fixed Rate                                                                  $336,648            $ 83,114
                                                                            ========            ========
Variable Rate                                                               $143,713            $ 36,553
                                                                            ========            ========



The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over:



                                                                       DECEMBER 31, 1995
                                                                     ---------------------
                                                                     (DOLLARS IN THOUSANDS)
Under 3 Months                                                             $298,445

3 to 6 Months                                                               227,925

6 to 12 Months                                                              187,753

Over 12 Months                                                              187,631
                                                                           --------
     Total                                                                 $901,754
                                                                           ========

                ITEM 1a. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following lists the executive officers of the Corporation. Information regarding the executive officers, their ages, their present positions held with the Corporation and its subsidiaries, and their principal occupations for the last five years are as follows:

                             Position of Executive Officers
     Name                    with the Corporation and UPNB               Age
     ----                    --------------------------------            ---
Benjamin W. Rawlins, Jr.     Chairman of the Board and                   58
                             Chief Executive Officer of
                             the Corporation;
                             Chairman of the Board and
                             Chief Executive Officer of UPNB

Jackson W. Moore             President and Chief Operating               47
                             Officer of the Corporation

Jack W. Parker               Executive Vice President and                49
                             Chief Financial Officer of the
                             Corporation; Executive Vice
                             President and Chief Financial
                             Officer of UPNB

M. Kirk Walters              Senior Vice President, Treasurer,           55
                             and Chief Accounting Officer of
                             the Corporation; Senior Vice
                             President of UPNB

James A. Gurley              Executive Vice President of the             62
                             Corporation; Executive Vice
                             President of UPNB




Mr. Rawlins has been Chairman of the Boards of the Corporation and UPNB since April 1989 and January 1986, respectively. He has also served as Chief Executive Officer of the Corporation and UPNB since September 1984. Mr. Rawlins was President of the Corporation from September 1984 until he was elected Chairman.

Mr. Moore has been President of the Corporation since April 1989. In April 1994, Mr. Moore was elected Chief Operating Officer of the Corporation. He is also Chairman of PSB Bancshares, Inc., and is a Vice President and Director of its subsidiary, The Peoples Savings Bank (not an affiliate bank of the Corporation), located in Clanton, Alabama. He has served on the Boards of the Corporation and UPNB since 1986.

Mr. Parker has been Executive Vice President and Chief Financial Officer of the Corporation and UPNB since March 1990. From 1987 until being elected to these positions with the Corporation, he was an Executive Vice President of UPNB and President of the Mortgage Banking Group of UPNB.

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


                              ITEM 2. PROPERTIES

     The Corporation's corporate headquarters are located in the company-owned Union Planters Administrative Center at 7130 Goodlett Farms Parkway, Memphis, Tennessee, a two-building complex located near the center of Shelby County. In addition to being the corporate headquarters, it contains approximately 250,000 square feet of space and houses BankCards, Mortgage Servicing and Origination, Funds Management, Data Processing, Operations, Human Resources, Financial, Legal, Credit and Review, Marketing, and Alternative Investments and Insurance Products.

     UPNB's headquarters is located in a 70,000 square-foot company-owned building in East Memphis. In addition to its headquarters, the building also houses UPNB's Commercial Group, Trust Group, Brokerage Services, and Retail Group Administration.

     As of March 1, 1996, the Corporation operated 188 banking offices in Tennessee, 116 in Mississippi, 30 in Missouri, 44 in Arkansas, 15 in Louisiana, 7 in Alabama, and 5 locations in Kentucky. The majority of these locations are owned. The subsidiaries also operate 324 twenty-four hour automated teller locations.

     There are no material encumbrances on any of the company-owned properties.


                           ITEM 3. LEGAL PROCEEDINGS

     The Corporation and/or various subsidiaries are parties to various pending civil actions, all of which are being defended vigorously. Additionally, the Corporation and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business. Management is of the opinion, based upon present information, including evaluations of outside counsel, that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings.

     Certain of the Corporation's Mississippi banks ("UPC Banks") are defendants in various lawsuits pending in state and Federal courts in Mississippi related to the collateral protection insurance program in effect in the UPC Banks in the 1980s and 1990s. Three of the federal actions (filed in late 1995) purport to have been brought as class actions and include allegations that premiums were excessive and improperly calculated; coverages were improper and not disclosed; and improper payments were paid to the UPC Banks by the insurance companies, allegedly constituting violations of various state and federal statutes and the common laws. The CPI programs appear to have been substantially similar in many respects to CPI programs of other Mississippi banks, often with the same insurance carriers. Consequently, there are now approximately 13 similar putative class actions (several of which have been assigned to the U. S. District Court for the Southern District of Mississippi, Southern Division) pending against at least five Mississippi banks (including those against the UPC Banks), various insurance agencies and carriers based upon their CPI programs. The relief sought in the purported class actions includes actual damages, treble damages under certain statutes, other statutory damages, and unspecified punitive damages, while one of the individual suits seeks actual damages of $5 million and another seeks $25 million in punitive damages.

     The Corporation's broker/dealer subsidiaries (now inactive) were among the numerous defendants in various individual and class actions pending in the United States District Court for the Eastern District of Louisiana involving the issuance and sale of eight taxable municipal bond issues. During the fourth quarter of 1995, the court approved settlement of these actions (which settlement was without material loss to the Corporation) and dismissed the actions with prejudice as they related to the Corporation and its subsidiaries.

     In July 1991, UPNB was joined with nine other banks as defendants in a civil action in the Circuit Court of Shelby County, Tennessee, which, as ultimately amended, alleged that the banks unlawfully conspired to fix the charges for checks drawn on insufficient funds ("NSF") and sought recovery for fees charged for deposited third-party checks which were returned uncollected, included claims of unfair and deceptive trade practices, breach of contract, tortious conduct, violation of provisions of the UCC and usury, and sought compensatory and punitive damages of $25 million against each defendant, treble damages under the Tennessee Consumer Protection Act and certification of a class of plaintiffs comprised of all depositors who have been charged the NSF fees. In March 1992, the state court proceeding was dismissed and in 1993 the Tennessee Court of Appeals affirmed the dismissal of the proceeding. During the fourth quarter of 1995, the Tennessee Supreme Court reversed its earlier decision declining to review the state court action and agreed to hear the plaintiffs' appeal. In May 1992, substantially the same group of plaintiffs filed a civil action in the U. S. District Court for the Western District of Tennessee against UPNB and eight other banks, alleging violations of the Sherman Act (which prohibits price-fixing by competitors) and the Tennessee Consumer Protection Act, requesting certification of a similarly broad class, and sought injunctive relief and damages for more than $100 million. During 1993 and 1994, the federal court granted defendants' motions to dismiss the claims. Plaintiffs' motion for reconsideration was unsuccessful, as were plaintiffs' appeals to the United States Court of Appeals for the Sixth Circuit. On January 6, 1996, the U. S. Supreme Court denied plaintiffs' petition for review of the Sixth Circuit Court's decision, thus terminating the federal action.

     Certain subsidiaries of the Corporation were threatened in 1989 with a civil action by the FDIC for the estate of a closed savings association, which action would reportedly seek compensatory damages of at least $37 million and other relief resulting from the sale of covered call options to such association. A tolling and forbearance agreement, entered into by all parties to the threatened action in 1989, continues in effect. During the fourth quarter of 1995, counsel for the FDIC indicated that the FDIC does not intend to pursue this matter.


                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

     The information required by Item 5 is included in Table 14 captioned "Selected Quarterly Data" included in the Corporation's 1995 Annual Report to Shareholders on pages 28 and 29 and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

     The information required by Item 6 is included under the heading "Selected Financial Data" in the Corporation's 1995 Annual Report to Shareholders on page 4 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is included under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1995 Annual Report to Shareholders on pages 5 - 31 and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is included in the Corporation's 1995 Annual Report to Shareholders on pages 32 - 63 and in Table 14 captioned "Selected Quarterly Data" on pages 28 and 29 which are incorporated herein by reference.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to the directors of the Corporation is included under the heading "Proposal I: Election of Directors" on pages 1 - 5 and under the heading "Director Compensation" on page 5 of the definitive proxy statement of the Corporation to be used in soliciting proxies for the Annual Meeting of shareholders to be held on April 25, 1996 ("Proxy Statement") which is incorporated herein by reference.

     The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 as to compensation of directors and executive officers is included under the heading "Proposal I: Election of Directors" on pages 1 - 5 and under the heading "Certain Information as to Management" on pages 9 - 16 of the Proxy Statement which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 as to certain beneficial owners and management is included under the heading "Proposal I: Election of Directors" on pages 1 - 5 of the Proxy Statement which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 as to transactions and relationships with certain directors and executive officers of the Corporation and their associates is included under the heading "Certain Relationships and Transactions" on page 16 of the Proxy Statement which is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following audited consolidated financial statements of Union Planters Corporation and Subsidiaries, included in the Corporation's 1995 Annual Report to Shareholders, are incorporated herein by reference in Item 8:

                                                                    Page in
                                                                  Annual Report
                                                                  -------------
         Report of Management                                          32

         Report of Independent Accountants                             33

         Consolidated Balance Sheet -                                  34
         December 31, 1995 and 1994

         Consolidated Statement of Earnings -                          35
         Years ended December 31, 1995, 1994, and 1993

         Consolidated Statement of Changes in Shareholders'            36
         Equity - Years ended December 31, 1995, 1994, and 1993

         Consolidated Statement of Cash Flows -                        37
         Years ended December 31, 1995, 1994, and 1993

         Notes to Consolidated Financial Statements                    38



(a) (2) All schedules have been omitted, since the required information is either not applicable, not deemed material, or is included in the respective consolidated financial statements or in the notes thereto.


(a) (3)  Exhibits:

         The exhibits listed in the Exhibit Index on pages i and ii, following page 18 of this Form 10-K are filed herewith or are incorporated herein by reference.

(b)      Reports on Form 8-K:


    Date of Current Report                        Subject
    ----------------------         -------------------------------------------
       October 26, 1995            Press Release announcing Third Quarter 1995
                                   operating results

       November 6, 1995            Subordinated Capital Notes due 2005

       November 16, 1995           Interim Unaudited Financial Statements of
                                   Capital Bancorporation, Inc., dated as of
                                   and for the three and nine months ended
                                   September 30, 1995 and 1994

       December 8, 1995            Proforma Financial Statements dated
                                   September 30, 1995

       January 5, 1996             Acquisition of Capital Bancorporation, Inc.
                                   on December 31, 1995

       March 8, 1996               Union Planters Corporation and Leader
                                   Financial Corporation enter into an
                                   agreement and plan of merger pursuant to
                                   which Leader will be acquired by Union
                                   Planters Corporation


                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UNION PLANTERS CORPORATION
                                 (Registrant)

                  By:  /s/ Benjamin W. Rawlins, Jr.
             ---------------------------------------------------
             Benjamin W. Rawlins, Jr., Chairman of the Board and
                           Chief Executive Officer

Date:    March 18, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th of March, 1996.



/s/ Benjamin W. Rawlins, Jr.                    /s/ Jack W. Parker
---------------------------------------         --------------------------------
Benjamin W. Rawlins, Jr.                        Jack W. Parker
Chairman of the Board, Chief Executive          Executive Vice President and
Officer, and Director                           Chief Financial Officer


/s/ Jackson W. Moore                            /s/ M. Kirk Walters
---------------------------------------         --------------------------------
Jackson W. Moore                                M. Kirk Walters
President, Chief Operating Officer,             Senior Vice President, Treasurer
and Director                                    and Chief Accounting Officer


/s/ Albert M. Austin                            /s/ Stanley D. Overton
---------------------------------------         --------------------------------
Albert M. Austin                                Stanley D. Overton
Director                                        Director


                                                /s/ Dr. V. Lane Rawlins
---------------------------------------         -------------------------------
Marvin E. Bruce                                 Dr. V. Lane Rawlins
Director                                        Director


/s/ George W. Bryan
---------------------------------------         --------------------------------
George W. Bryan                                 Mike P. Sturdivant
Director                                        Director


/s/ Robert B. Colbert, Jr.                      /s/ Richard A. Trippeer, Jr.
---------------------------------------         --------------------------------
Robert B. Colbert, Jr.                          Richard A. Trippeer, Jr.
Director                                        Director


/s/ C. J. Lowrance III                          /s/ Milton J. Womack
---------------------------------------         --------------------------------
C. J. Lowrance III                              Milton J. Womack
Director                                        Director

                                 EXHIBIT INDEX


3(a) Restated Charter of Incorporation, as amended July 21, 1995, of Union Planters Corporation (filed herewith)

3(b) Amended and Restated Bylaws, as amended February 28, 1995, of Union Planters Corporation (incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K dated December 31, 1994)

4(a) Rights Agreement, dated January 19, 1989 between Union Planters Corporation and Union Planters National Bank, including Form of Rights Certificate (Exhibit A), and a Form Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Union Planters Corporation's Registration Statement on Form 8-A dated as of January 19, 1989 on Form 8-K filed February 1, 1989, Commission File No. 0-6919)

4(b) Indenture dated as of April 1, 1989, between Union Planters Corporation and LaSalle National Bank for $34,500,000 of 10 1/8% Subordinated Capital Debentures due 1999*

4(c) Indenture dated as of October 1, 1992 between Union Planters Corporation and The First National Bank of Chicago (Trustee) for $40,250,000 of 8 1/2% Subordinated Notes due 2002***

4(d) Subordinated Indenture dated as of October 15, 1993 between the Corporation and The First National Bank of Chicago as Trustee****

4(e)     Form of Subordinated Debt Security (6.25% Subordinated Notes due
         2003)******

4(f)     Form of Subordinated Debt Security (6 3/4% Subordinated Notes due
         2005)*******

10(a) Employment Agreement between Union Planters Corporation and Benjamin W. Rawlins, Jr. (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K dated December 31, 1992)

10(b) Employment Agreement between Union Planters Corporation and Jackson W. Moore (incorporated by reference to Exhibit 10(c) to the Annual
         Report on Form 10-K dated December 31, 1992)

10(c) Deferred Compensation Agreements between Union Planters Corporation and certain highly compensated officers (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K dated December 31, 1989, filed on March 26, 1990, Commission File No. 0-6919)

10(d)    Union Planters Corporation 1983 Stock Incentive Plan**

10(e)    (1) Amended Union Planters Corporation 1983 Stock Incentive
         Plan*****

10(f) Union Planters Corporation 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K dated December 31, 1993 filed on March 28, 1994, Commission File No. 1-10160)

10(g) Deferred Compensation Agreements between Union Planters Corporation and Union Planters National Bank and certain outside directors (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission File No. 0-6919)

10(h) Executive Deferred Compensation Agreement between Union Planters Corporation and certain highly compensated officers (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission File No. 0-6919)

10(i) Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 1995)

10(j) Union Planters Corporation Executive Deferred Compensation Plan for Executives dated February 23, 1996 (filed herewith)

10(k) Agreement and Plan of Merger, dated as of March 8, 1996, by and between Union Planters Corporation and Leader Financial Corporation (incorporated by reference to Exhibit 2.1 to Union Planters Corporation's Current Report on Form 8-K dated March 8, 1996, filed on March 12, 1996)

10(l) Stock Option Agreement, dated March 9, 1996, issued by Leader Financial Corporation to Union Planters Corporation (incorporated by reference to
         Exhibit 2.2 to Union Planters Corporation's Current Report on Form 8-K dated March 8, 1996, filed on March 12, 1996)

11       Computation of Per Share Earnings (filed herewith)

13       1995 Annual Report to Security Holders (filed herewith)

21       Subsidiaries of the Registrant (filed herewith)

23       Consent of Price Waterhouse LLP (filed herewith)

27       Financial Data Schedule (for SEC use only) (filed herewith)


      * Incorporated by reference to Exhibit 4 filed as part of Registration Statement No. 33-27784, filed March 31, 1989

     ** Incorporated by reference to Exhibit 4(a) filed as part of Registration Statement No. 33-35928, filed July 23, 1990

    *** Incorporated by reference to Exhibit 4 filed as part of Registration Statement No. 33-52434, filed October 19, 1992

   **** Incorporated by reference to Exhibit 4(a) filed as part of Registration Statement No. 33-50655, filed October 21, 1993

  ***** Incorporated by reference to Exhibit No. 4 filed as part of Registration Statement No. 33-23306, filed April 15, 1988

 ****** Incorporated by reference to Exhibit 4(b) filed as part of Registration Statement No. 33-50655, filed October 21, 1993

******* Incorporated by reference to Exhibit 4(b) filed as part of Registration Statement No. 33-63791, filed October 27, 1995