Form 10-Q
period 1996-03-31
UNION PLANTERS CORP
filed 1996-05-09
CIK 100893

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                  FORM 10-Q




    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


                                     OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period ___ to ___.



Commission File No.  1-10160
                    ---------

                         UNION PLANTERS CORPORATION
           (Exact name of registrant as specified in its charter)


            Tennessee                           62-0859007
           -----------                         ------------
    (State of incorporation)         (IRS Employer Identification No.)


 7130 Goodlett Farms Parkway, Memphis, Tennessee           38018
- - ------------------------------------------------------------------
 (Address of principal executive offices)               (ZIP Code)


Registrant's telephone number, including area code:   (901) 383-6000
                                                     ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


     Yes   X            No
          ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



         Class                           Outstanding at April 30, 1996
- - -------------------------               -------------------------------
Common stock $5 par value                          45,964,718

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1996



                                    INDEX


                                                                      Page
                                                                      ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

     a)    Consolidated Balance Sheet - March 31, 1996,
           March 31, 1995, and December 31, 1995                        3

     b)    Consolidated Statement of Earnings -
           Three Months Ended March 31, 1996 and 1995                   4

     c)    Consolidated Statement of Changes in
           Shareholders' Equity - Three Months Ended
           March 31, 1996                                               5

     d)    Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1996 and 1995                   6

     e)    Notes to Unaudited Consolidated Financial Statements         7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations               13


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                           29

   Item 2. Changes in Securities                                       29

   Item 3. Defaults Upon Senior Securities                             29

   Item 4. Submission of Matters to a Vote of Security Holders         29

   Item 5. Other Information                                           29

   Item 6. Exhibits and Reports on Form 8-K                            29

   Signatures                                                          30


                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)



                                                                              MARCH 31,                 DECEMBER 31,
                                                                  --------------------------------      -------------
                                                                      1996               1995                1995
                                                                  -----------          -----------       -----------
                                                                                 (DOLLARS IN THOUSANDS)

ASSETS
 Cash and due from banks                                          $   475,211          $   427,109       $   432,949
 Interest-bearing deposits at financial institutions                    3,820               33,090            13,571
 Federal funds sold and securities purchased
  under agreements to resell                                          182,199               93,408           356,655
 Trading account assets                                               134,926              168,149           121,927
 Loans held for resale                                                 91,007               36,472            68,819
 Investment securities
  Available for sale (Amortized cost: $2,919,840,
   $1,725,056, and $2,740,143, respectively)                        2,951,092            1,712,766         2,774,890
  Held to maturity (Fair value: $1,129,936
    at March 31, 1995)                                                      -            1,124,011                 -
   Loans                                                            7,123,637            6,830,549         7,100,051
    Less: Unearned income                                             (31,900)             (33,186)          (30,198)
          Allowance for losses on loans                              (136,277)            (135,410)         (133,487)
                                                                    ---------          -----------       -----------
       Net loans                                                    6,955,460            6,661,953         6,936,366
   Premises and equipment                                             229,725              225,409           228,272
   Accrued interest receivable                                        100,811               90,973           100,686
   Goodwill and other intangibles                                      62,141               56,860            58,535
   Other assets                                                       182,290              154,132           184,446
                                                                  -----------          -----------       -----------
       TOTAL ASSETS                                               $11,368,682          $10,784,332       $11,277,116
                                                                  ===========          ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits
  Noninterest-bearing                                             $ 1,364,399          $ 1,307,662       $ 1,420,358
  Certificates of deposit of $100,000 and over                        784,327              683,592           754,434
  Other interest-bearing                                            7,374,150            7,141,822         7,272,944
                                                                  -----------          -----------       -----------
      Total deposits                                                9,522,876            9,133,076         9,447,736
 Short-term borrowings                                                236,220              222,415           241,023
 Federal Home Loan Bank advances                                      256,178              305,859           268,892
 Long-term debt                                                       216,288              130,018           216,366
 Accrued interest, expenses, and taxes                                104,846               87,410            90,754
 Other liabilities                                                     39,409               45,066            46,014
                                                                  -----------          -----------       -----------
     TOTAL LIABILITIES                                             10,375,817            9,923,844        10,310,785
                                                                  -----------          -----------       -----------

 Commitments and contingent liabilities                                     -                    -                 -
 Shareholders' equity
  Preferred stock
    Convertible                                                        91,810               87,298            91,810
    Nonconvertible                                                          -               13,800                 -
  Common stock, $5 par value; 100,000,000 shares authorized;
    45,602,329 issued and outstanding (44,339,833 at
    March 31, 1995 and 45,447,031 at December 31, 1995)               228,012              221,699           227,235
  Additional paid-in capital                                          117,044               91,360           111,348
  Net unrealized gain (loss) on available for sale securities          19,145               (7,825)           21,366
  Retained earnings                                                   536,854              454,156           514,572
                                                                  -----------          -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                                       992,865              860,488           966,331
                                                                  -----------          -----------       -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $11,368,682          $10,784,332       $11,277,116
                                                                  ===========          ===========       ===========





  The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                -------------------------
                                                                   1996           1995
                                                                ---------       ---------
                                                                (Dollars in thousands,
                                                                 except per share data)
INTEREST INCOME
 Interest and fees on loans                                      $164,033       $148,958
 Interest on investment securities
  Taxable                                                          35,735         36,804
  Tax-exempt                                                        7,550          8,114
 Interest on deposits at financial institutions                        57            315
 Interest on federal funds sold and securities
  purchased under agreements to resell                              4,818            843
 Interest on trading account assets                                 2,387          2,736
 Interest on loans held for resale                                  1,427            322
                                                                 --------       --------
    Total interest income                                         216,007        198,092
                                                                 --------       --------

INTEREST EXPENSE
 Interest on deposits                                              89,994         77,946
 Interest on short-term borrowings                                  2,934          4,821
 Interest on Federal Home Loan Bank advances and long-term debt     7,606          6,486
                                                                 --------       --------
    Total interest expense                                        100,534         89,253
                                                                 --------       --------

    NET INTEREST INCOME                                           115,473        108,839
PROVISION FOR LOSSES ON LOANS                                       7,981          2,222
                                                                 --------       --------

    NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS       107,492        106,617
                                                                 --------       --------

NONINTEREST INCOME
 Service charges on deposit accounts                               16,641         17,198
 Bank card income                                                   5,159          4,756
 Mortgage servicing income                                          2,443          2,313
 Trust service income                                               2,290          2,074
 Profits and commissions from trading activities                    2,207          1,614
 Investment securities gains (losses)                                  60            (21)
 Other income                                                      11,397          8,145
                                                                 --------       --------
    Total noninterest income                                       40,197         36,079
                                                                 --------       --------

NONINTEREST EXPENSE
 Salaries and employee benefits                                    43,428         43,257
 Net occupancy expense                                              6,816          6,934
 Equipment expense                                                  7,260          7,533
 Other expense                                                     31,648         32,941
                                                                 --------       --------
    Total noninterest expense                                      89,152         90,665
                                                                 --------       --------

   EARNINGS BEFORE INCOME TAXES                                    58,537         52,031
Applicable income taxes                                            19,393         16,374
                                                                 --------       --------
   NET EARNINGS                                                  $ 39,144       $ 35,657
                                                                 ========       ========
   NET EARNINGS APPLICABLE TO COMMON SHARES                      $ 37,308       $ 33,555
                                                                 ========       ========
EARNINGS PER COMMON SHARE
 Primary                                                         $    .82       $    .75
 Fully diluted                                                        .78            .72

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
 Primary                                                           45,752         44,515
 Fully diluted                                                     50,463         48,995



  The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)



                                                                                                NET
                                                                                            UNREALIZED
                                                                                            GAIN (LOSS)
                                                                              ADDITIONAL   ON AVAILABLE
                                              PREFERRED        COMMON          PAID-IN      FOR SALE       RETAINED
                                                STOCK          STOCK           CAPITAL      SECURITIES     EARNINGS      TOTAL
                                             ----------      ---------        ----------   ------------   --------    ---------
                                                                                (Dollars in thousands)
BALANCE, JANUARY 1, 1996                     $91,810         $227,235           $111,348    $21,366        $514,572     $966,331
Net earnings                                       -                -                  -          -          39,144       39,144
Cash dividends
 Common Stock, $.27 per share                      -                -                  -          -         (12,283)     (12,283)
 Series B Preferred Stock, $2.00 per share         -                -                  -          -             (88)         (88)
 Series E Preferred Stock, $.50 per share          -                -                  -          -          (1,748)      (1,748)
Common shares issued under employee benefit
 plans and dividend reinvestment plan,
 net of shares repurchased                         -              779              5,694          -          (2,728)       3,745
Change in net unrealized gain (loss) on
 available for sale securities,
 net of taxes                                      -                -                  -     (2,221)              -       (2,221)
Other                                              -               (2)                 2          -             (15)         (15)
                                             -------         --------           --------    -------        --------     --------

BALANCE, MARCH 31, 1996                      $91,810         $228,012           $117,044    $19,145        $536,854     $992,865
                                             =======         ========           ========    =======        ========     ========


The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                               --------------------------------
                                                                                  1996                  1995
                                                                               ------------         -----------
                                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
 Net earnings                                                                  $ 39,144             $ 35,657
  Reconciliation of net earnings to net cash provided by
    operating activities:
    Provision for losses on loans and other real estate                           8,060                2,391
    Depreciation and amortization                                                 5,733                5,978
    Amortization and write-off of intangibles                                     2,421                2,048
    Net (accretion) amortization of investment securities                        (2,293)                 201
    Net realized (gains) losses on sales of investment securities                   (60)               1,706
    Deferred income tax expense                                                     350                   83
    (Increase) decrease in assets
      Trading account assets and loans held for resale                          (35,187)             (22,789)
      Accrued interest receivable and other assets                                6,476               16,694
    Increase in accrued interest, expenses, taxes, and
     other liabilities                                                            4,426               16,615
    Other, net                                                                       88                  (57)
                                                                               --------             --------
      Net cash provided by operating activities                                  29,158               58,527
                                                                               --------             --------

INVESTING ACTIVITIES
 Net decrease (increase) in short-term investments                                9,751              (23,033)
 Proceeds from sales of available for sale securities                            11,965              180,305
 Proceeds from maturities, calls and prepayments of available
  for sale securities                                                           506,820              144,977
 Purchases of available for sale securities                                    (655,728)             (50,584)
 Proceeds from maturities, calls and prepayments of
  held to maturity securities                                                         -               58,447
 Purchases of held to maturity securities                                             -              (30,577)
 Net decrease (increase) in loans                                                17,978              (52,614)
 Net cash received from purchases of financial institutions                      11,297               10,061
 Purchases of premises and equipment, net                                        (4,291)              (1,217)
                                                                               --------             --------
      Net cash (used) provided by investing activities                         (102,208)             235,765
                                                                               --------             --------

FINANCING ACTIVITIES
 Net decrease in deposits                                                       (31,147)            (172,278)
 Net decrease in short-term borrowings                                          (10,803)            (232,595)
 Proceeds from FHLB advances and long-term debt, net                             31,241              100,582
 Repayment of FHLB advances and long-term debt                                  (38,061)             (20,712)
 Proceeds from issuance of common stock, net                                      7,383                3,873
 Purchase and retirement of common stock, net                                    (3,638)                (281)
 Cash dividends paid                                                            (14,119)             (11,916)
                                                                               -------              ---------
      Net cash used by financing activities                                     (59,144)            (333,327)
                                                                               --------             --------

Net decrease in cash and cash equivalents                                      (132,194)             (39,035)
Cash and cash equivalents at the beginning of the period                        789,604              553,893
                                                                               --------             --------
Cash and cash equivalents at the end of the period                             $657,410             $514,858
                                                                               ========             ========

SUPPLEMENTAL DISCLOSURES
 Purchases of other financial institutions:
    Fair value of assets acquired                                              $129,526              $59,046
    Liabilities assumed                                                        (109,476)             (52,397)
    Common stock issued                                                               -               (6,649)
                                                                               --------             --------
    Cash paid for the purchases of other financial institutions                  20,050                    -
    Cash and cash equivalents acquired                                          (31,347)             (10,061)
                                                                               --------             ---------
     Net cash received from purchases of financial institutions                $(11,297)            $(10,061)
                                                                               ========             =========
 Cash paid  (received) for:
  Interest                                                                     $102,085             $ 85,198
  Taxes                                                                           2,519               (9,113)
 Unrealized gain (loss) on available for sale securities                         31,252              (12,290)


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

     The accounting policies followed by Union Planters Corporation and its subsidiaries (the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1995 Annual Report to Shareholders, a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 10-K). Certain 1995 amounts have been reclassified to be consistent with the 1996 financial reporting presentation.

NOTE 2. ACQUISITIONS

CONSUMMATED ACQUISITIONS

     The Corporation acquired on January 2, 1996, First Bancshares of Eastern Arkansas, Inc., and First Bancshares of N.E. Arkansas, Inc., for a total cash consideration of $20.1 million, resulting in total intangibles of $5.6 million. Total assets of the institutions at the date of acquisition were $122 million.

     Reference is made to Note 2 of the consolidated financial statements on pages 41 through 43 of the Corporation's Annual Report to Shareholders for information regarding acquisitions completed in 1995.

PENDING ACQUISITIONS

     The Corporation has signed definitive agreements pursuant to which it would acquire the following institutions. Consideration and method of accounting are based on currently available information and are subject to change based on the terms of the definitive agreements. The closing of each of these transactions is subject to obtaining shareholder and regulatory approvals and the satisfaction of a number of other contractual conditions. Reference is made to the Corporation's Current Reports on Form 8-K dated March 8, 1996, April 1, 1996, and April 2, 1996 for additional information regarding these acquisitions.


                                                              ANTICIPATED
                                         TYPE OF               METHOD OF                   APPROXIMATE
    INSTITUTION                       CONSIDERATION           ACCOUNTING                   TOTAL ASSETS
- - --------------------------          -----------------       --------------               ----------------
                                                                                       (DOLLARS IN MILLIONS)
Eastern National Bank, in            Cash, Notes, and       Purchase                         $  286
 Miami, Florida                      Stock (1)

Valley Federal Savings Bank in       435,000 shares of      Pooling of Interests                122
 Sheffield, Alabama                  Common Stock

Franklin Financial Group, Inc.       670,000 shares of      Pooling of Interests                137
 in Morristown, Tennessee and        Common Stock
 its subsidiary, Franklin Federal
 Savings Bank

Leader Financial Corporation         Approximately          Pooling of Interests              3,178
 in Memphis, Tennessee and its       16,600,000 shares
 subsidiary Leader Federal Bank      of Common Stock
 for Savings

BancAlabama, Inc. in Huntsville,     Approximately          Pooling of Interests                 98
                                                                                             ------
 Alabama and its subsidiary          415,000 shares
 BankAlabama-Huntsville              of Common Stock

     Total                                                                                   $3,821
                                                                                             ======
____________________

(1) Includes cash in the amount of $4.5 million, UPC Promissory Notes in the face amount of $14.5 million, and up to 317,458 shares of Series E Preferred Stock.

NOTE 3. LOANS

Loans are summarized by type as follows:


                                                     MARCH 31,               DECEMBER 31,
                                             -------------------------
                                               1996           1995              1995
                                             ---------     -----------      -----------
                                                        (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural      $1,421,679     $1,445,765      $1,450,050
Real estate - construction                      333,315        299,820         322,701
Real estate - mortgage
  Secured by 1-4 family residential           2,319,937      2,265,118       2,320,168
  Other mortgage loans                        1,316,098      1,276,965       1,283,937
Home equity                                     165,469        149,678         167,223
Consumer
  Credit cards and related plans                376,489        346,858         387,445
  Other consumer                              1,130,573      1,003,057       1,108,127
Direct lease financing                           60,077         43,288          60,400
                                             ----------     ----------      ----------
    Total loans                              $7,123,637     $6,830,549      $7,100,051
                                             ==========     ==========      ==========



Nonperforming loans are summarized as follows:

                                         MARCH 31,          DECEMBER 31,
                                           1996                1995
                                        ---------           -----------
                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans                          $33,759           $32,847
Restructured loans                          1,495             1,330
                                          -------           -------
    Total nonperforming loans             $35,254           $34,177
                                          =======           =======




NOTE 4. ALLOWANCE FOR LOSSES ON LOANS

The changes in the allowance for losses on loans for the three months ended March 31, 1996, are summarized as follows (dollars in thousands):



Balance, January 1, 1996                     $133,487
Increases due to acquisitions                     615
Provision for losses on loans                   7,981
Recoveries of loans previously charged off      3,477
Loans charged off                              (9,283)
                                             --------
Balance, March 31, 1996                      $136,277
                                             ========



     On January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." As of March 31, 1996, the amount of the Corporation's impaired loans and the disclosures related thereto were not significant.

NOTE 5. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized as follows:



                                                                             MARCH 31, 1996
                                                  ------------------------------------------------------------------
                                                                                UNREALIZED
                                                     AMORTIZED        -----------------------------         FAIR
                                                       COST                GAINS           LOSSES           VALUE
                                                  --------------      -------------      ----------      -----------
                                                                        (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury                                    $     909,145      $       5,534       $  1,531       $    913,148
  U.S. Government agencies
   Collateralized mortgage obligations                   173,512                788            945            173,355
   Mortgage-backed                                       607,525              7,791          1,817            613,499
   Other                                                 634,620              1,509          1,597            634,532
                                                   -------------      -------------      -----------     ------------
      Total U.S. Government obligations                2,324,802             15,622          5,890          2,334,534
Obligations of states and political subdivisions         488,936             23,819          2,386            510,369
Other stocks and securities                              106,102                152             65            106,189
                                                   -------------      --------------     -----------     ------------
      TOTAL AVAILABLE FOR SALE SECURITIES          $   2,919,840      $      39,593       $  8,341       $  2,951,092
                                                   =============      =============      ===========     ============

                                                                        DECEMBER 31, 1995
                                                  ------------------------------------------------------------------
                                                                              UNREALIZED
                                                     AMORTIZED       ------------------------------         FAIR
                                                       COST            GAINS                LOSSES          VALUE
                                                  --------------     --------------       ---------     ------------
                                                                            (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
 U.S. Treasury                                     $     825,107      $       8,300       $     346     $    833,061
 U.S. Government agencies
   Collateralized mortgage obligations                   166,109                578             782          165,905
   Mortgage-backed                                       582,310              6,746           1,436          587,620
   Other                                                 573,250              2,159             960          574,449
                                                  --------------      -------------      -------------  ------------
      Total U.S. Government obligations                2,146,776             17,783           3,524        2,161,035
Obligations of states and political subdivisions         490,676             22,833           2,481          511,028
Other stocks and securities                              102,691                225              89          102,827
                                                  --------------       ------------     ------------    ------------
      TOTAL AVAILABLE FOR SALE SECURITIES         $    2,740,143      $      40,841          $6,094     $  2,774,890
                                                  ==============      =============     ============    ============



     Investment securities having a carrying value of approximately $1.1 billion at both March 31, 1996 and December 31, 1995 were pledged to secure public and trust funds on deposit and securities sold under agreements to repurchase.

     The following table presents the gross realized gains and losses on investment securities for the three-month periods ended March 31, 1996 and 1995. The gains on held to maturity securities resulted from calls of securities.


                                                  REALIZED GAINS             REALIZED LOSSES
                                               --------------------      ---------------------
                                                 1996       1995            1996        1995
                                               -------    --------       --------     ---------
                                                            (DOLLARS IN THOUSANDS)
   Available for sale securities               $    66    $  1,343       $    (6)     $ (3,075)
   Held to maturity securities                       -          26              -             -
                                               -------    --------       --------     ---------
       Total                                   $    66    $  1,369       $    (6)     $ (3,075)
                                               =======    =========      ========     =========

NOTE 6. OTHER NONINTEREST INCOME AND EXPENSE


                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                    -------------------------
                                                       1996            1995
                                                    ----------      ---------
                                                    (DOLLARS IN THOUSANDS)
    OTHER NONINTEREST INCOME
     Credit life insurance commissions              $   1,188        $   1,213
     Customer ATM usage fees                              776              765
     Sale of servicing                                    362               97
     VSIBG partnership earnings                         1,163              141
     Brokerage fee income                                 633              358
     Other                                              7,275            5,571
                                                    ---------        ---------
       TOTAL OTHER NONINTEREST INCOME               $  11,397        $   8,145
                                                    =========        =========

    OTHER NONINTEREST EXPENSE
     FDIC insurance assessments                     $  1,079         $   4,902
     Stationery and supplies                           3,247             2,683
     Advertising and promotion                         2,553             2,459
     Postage and other carrier                         2,817             2,763
     Other contracted services                         2,333             1,843
     Communications                                    2,312             1,698
     Amortization of goodwill and other intangibles    2,064             1,825
     Brokerage and clearing fees                       1,277               865
     Other personnel services                          1,620             1,226
     Miscellaneous charge-offs                         1,383               491
     Merchant credit card charges                      1,058               899
     Legal fees                                          838               869
     Dues, subscriptions, and contributions              792               979
     Taxes other than income taxes                       906               952
     Travel                                              739               678
     Audit fees                                          465               775
     Insurance                                           491               501
     Consultant fees                                     406               598
     Federal Reserve fees                                569               399
     Amortization of mortgage servicing rights           356               272
     Other real estate expense                           144               287
     Other                                             4,199             4,977
                                                    --------         ---------
       TOTAL OTHER NONINTEREST EXPENSE              $ 31,648         $  32,941
                                                    ========         =========

NOTE 7. INCOME TAXES

     Applicable income taxes for the three months ended March 31, 1996, were $19.4 million, resulting in an effective tax rate of 33.1%. Applicable income taxes for the same period in 1995 were $16.4 million, resulting in an effective tax rate of 31.5%. The tax expense (benefit) applicable to investment securities gains (losses) for the three months ended March 31, 1996 and 1995 was $23,000 and $(642,000), respectively.

     At March 31, 1996, the Corporation had a net deferred tax asset of $40.1 million compared to $39.1 million at December 31, 1995. The net deferred tax asset for the two periods included a deferred liability related to the net unrealized gain on available for sale securities of $12.1 million and $13.4 million, respectively, which accounted for most of the change in the net deferred tax asset. Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.

NOTE 8. FEDERAL HOME LOAN BANK ADVANCES AND LONG-TERM DEBT

FEDERAL HOME LOAN BANK (FHLB) ADVANCES

     Certain of the Corporation's banking and thrift subsidiaries had outstanding obligations to the FHLB aggregating $256.2 million at March 31, 1996 under Blanket Agreements for Advances and Security Agreements (the "Agreements"). The Agreements entitle these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. Of the amounts outstanding at March 31, 1996, $189.0 million were at variable rates and $67.2 million were at fixed rates with interest rates ranging from 3.25% to 9.0% and maturities ranging from 1996 to 2025. At March 31, 1996, FHLB advances that have remaining maturities within one year, one to five years, and after five years were $51.4 million, $172.1 million, and $32.7 million, respectively. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements generally must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At March 31, 1996, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements.


NOTE 9. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's Common Stock, is summarized as follows:

                                                                  MARCH 31,         DECEMBER 31,
                                                                    1996                1995
                                                                ------------       -------------
                                                                    (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
 10,000,000 shares authorized
 Series A Preferred Stock,
  250,000 shares authorized, none issued                        $          -       $           -
 Series B, $8 Nonredeemable, Cumulative,
  Convertible Preferred Stock
  (stated at liquidation value of $100 per share),
  44,000 shares issued and outstanding                                 4,400               4,400
 Series E, 8% Cumulative, Convertible,
  Preferred Stock (stated at liquidation value
  of $25 per share), 3,496,419 shares issued and outstanding          87,410              87,410
                                                                ------------       -------------
   Total preferred stock                                        $     91,810        $     91,810
                                                                ============        ============

     On April 30, 1996, all of the Series B Preferred Stock was converted into 339,765 shares of the Corporation's Common Stock.

NOTE 10. CONTINGENT LIABILITIES

     The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1995 10-K and in Note 19 to the Corporation's consolidated financial statements on pages 62 and 63 of the 1995 Annual Report to Shareholders (1995 Annual Report) which is included in the 1995 10-K as Exhibit
13. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

     Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the first quarter of 1996 in any pending or threatened actions which affected such opinion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1995 Annual Report, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 1996 included in Part I hereof, and the other supplemental financial data included in this discussion.

     The following table presents selected financial highlights for the three-month periods ended March 31, 1996 and 1995.

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------               PERCENTAGE
                                                  1996         1995                    CHANGE
                                               ----------    ---------          -----------------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings                                   $   39,144    $  35,657                   10%
Primary earnings per common share                     .82          .75                    9
Fully diluted earnings per common share               .78          .72                    8
Return on average assets                             1.40%        1.33%
Return on average common equity                     17.35        18.16
Dividends per common share                     $      .27         $.23                   17
Net interest margin (FTE)                            4.61%        4.57%
Interest rate spread (FTE)                           3.91         3.94
Expense ratio                                        1.75         2.04
Efficiency ratio                                    55.85        60.72
Book value per common share                    $    19.76    $   17.13                   15
Leverage ratio                                       8.22%        7.61%


Net interest margin = Net interest income as a percentage of earning assets

Interest rate spread = Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses and investment securities gains (losses)] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonrecurring expenses) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS - THREE MONTHS ENDED MARCH 31, 1996

     The table which follows presents the contributions to fully diluted earnings per common share. A discussion of the operating results follows this table.

                          UNION PLANTERS CORPORATION
           CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE

                                                       THREE MONTHS ENDED
                                                            MARCH 31,                      EPS
                                                 ------------------------------          INCREASE
                                                   1996                 1995            (DECREASE)
                                                 ---------            ---------        -----------
Net interest income-FTE                          $    2.37            $    2.31        $      .06
Provision for losses on loans                         (.16)                (.05)             (.11)
                                                 ---------            ---------        ----------
Net interest income after provision
for losses on loans-FTE                               2.21                 2.26              (.05)
                                                 ---------            ---------        ----------
Noninterest income
Service charges on deposits                            .33                  .35              (.02)
Bank card income                                       .10                  .10                 -
Mortgage servicing income                              .05                  .05                 -
Trust service income                                   .05                  .04               .01
Profits and commissions from trading activities        .04                  .03               .01
Investment securities gains (losses)                     -                    -                 -
Other income                                           .23                  .16               .07
                                                 ---------            ---------        ----------

   Total noninterest income                            .80                  .73               .07
                                                 ---------            ---------        ----------

Noninterest expense
Salaries and employee benefits                         .86                  .88               .02
Net occupancy expense                                  .14                  .14                 -
Equipment expense                                      .14                  .15               .01
Other expense                                          .63                  .67               .04
                                                 ---------            ---------        ----------

   Total noninterest expense                          1.77                 1.84               .07
                                                 ---------            ---------        ----------

Earnings before income taxes-FTE                      1.24                 1.15               .09
Applicable income taxes-FTE                            .46                  .42              (.04)
                                                 ---------            ---------        ----------
Net earnings                                           .78                  .73               .05
Less preferred stock dividends                           -                 (.01)              .01
                                                 ---------            ---------        ----------
Fully diluted earnings per share                 $     .78            $     .72        $      .06
                                                 =========            =========        ==========

Change in net earnings applicable
to common shares using previous
year average shares outstanding                                                              $.08
Change in average shares outstanding                                                         (.02)
                                                                                       ----------
Change in net earnings                                                                       $.06
                                                                                       ==========


FTE = Fully taxable-equivalent

FIRST QUARTER EARNINGS OVERVIEW

     For the first quarter of 1996, the Corporation reported record earnings of $39.1 million, or $.78 per fully diluted common share. This compares to net earnings for the same period in 1995 of $35.7 million, or $.72 per fully diluted common share. The record earnings level resulted in a return on average assets of 1.40% and a return on average common equity of 17.35% for the first quarter of 1996 which compares to 1.33% and 18.16% for the same period in 1995.

     The improvement in net earnings in 1996 is attributable to increases in net interest income of $6.6 million and noninterest income of $4.1 million, while noninterest expense decreased $1.5 million. Partially offsetting these items was an increase in the provision for losses on loans of $5.8 million. The following is a more complete discussion and analysis of the first quarter of 1996 operating results compared to the same period in 1995.


                               EARNINGS ANALYSIS

NET INTEREST INCOME

     Net interest income (FTE) for the first quarter of 1996 was $119.5 million, a 6% increase over the first quarter of 1995 which was $113.2 million, and up 1% from the fourth quarter of 1995 which was $118.5 million. The improvement for the first quarter of 1996 compared to 1995 resulted from growth of average earning assets, primarily loans, and higher yields from loans and investment securities, partially offset by higher rates paid on interest-bearing liabilities. The improvement from the fourth quarter of 1995 relates primarily to an increase in average earning assets partially offset by a higher level of average interest-bearing liabilities. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

     The net interest margin for the first quarter of 1996 was 4.61% which compares to 4.57% for both the first quarter and fourth quarter of 1995. The interest-rate spread decreased to 3.91% for the first quarter of 1996 from 3.94% for the same period in 1995 and compares to 3.85% for the fourth quarter of 1995.

INTEREST INCOME

     The following table presents a breakdown of average earning assets for the first quarter of 1996 and 1995.


                                                                         1996          1995
                                                                       --------     ---------

   Average earning assets (Dollars in billions)                        $   10.4     $    10.1
     Comprised of:
     Loans                                                                   69%           68%
     Investment securities                                                   27            30
     Other earning assets                                                     4             2

- - -----------------
Fully taxable-equivalent yield on average earning assets                   8.49%         8.17%



     Fully taxable-equivalent interest income increased 9% for the first quarter of 1996 compared to the first quarter of 1995. The increase is attributable primarily to a 32 basis point increase in the yield on average earning assets which accounted for approximately $9.1 million of the increase in interest income. Also contributing to the increase was a $373 million increase in average earning assets, primarily loans, which accounted for $8.5 million of the interest income increase. The mix of average earning assets has remained constant with a slight drop in investment securities as these funds are used to fund loan growth.

INTEREST EXPENSE

     The following table presents a breakdown of average interest-bearing liabilities for the first quarter of 1996 and 1995.

                                                                1996     1995
                                                                -----    ----
    Average interest-bearing liabilities (Dollars in billions)  $8.8     $8.6
    Comprised of:
     Deposits                                                     92%      91%
     Short-term borrowings                                         3        4
     FHLB advances and long-term debt                              5        5

- - ------------------
Rate paid on average interest-bearing liabilities               4.58%    4.23%

     Interest expense increased 13% in the first quarter of 1996 compared to the same period in 1995. The increase is due primarily to an increase of 35 basis points in rates paid on interest-bearing liabilities which accounted for $8.1 million of the increase. Most of the increase relates to deposits, the largest category of interest-bearing liabilities. The increase is also attributable to a $278 million increase in average interest-bearing liabilities which accounted for approximately $3.2 million of the increase in interest expense.

     The Corporation's interest-rate swaps decreased net interest income by approximately $354,000 in the first quarter of 1996, which compared to a decrease of $600,000 for the first quarter of 1995. In April, the Corporation's remaining index-amortizing swaps related to loans matured, leaving only one interest-rate swap outstanding. The future impact of the remaining swap will not be significant to the Corporation's net interest income.

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans for the first quarter of 1996 was $8.0 million, or .45% of average loans on an annualized basis, compared to $2.2 million, or .13% of average loans, for the same period in 1995. This also compares to a provision for losses on loans of $12.4 million for the fourth quarter of 1995, which included approximately $5.8 million related to the Capital Bancorporation acquisition at the end of 1995. The increase in the provision is related primarily to the Corporation's credit card portfolio which has increased approximately $245 million over the last two years in connection with the consumer loan marketing efforts. Management expects the provision for losses on loans to remain at the current level for the remainder of 1996; however, there can be no assurance this will be the case.

NONINTEREST INCOME

     Noninterest income for the first quarter of 1996 was $40.2 million, an increase of 11% over the same period in 1995 and a decrease of approximately $977,000 from the fourth quarter of 1995. The major components of noninterst income are presented on the face of the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

     The increase in noninterest income between the first quarter of 1996 and 1995 is attributable primarily to increases in broker/dealer-related revenues. Earnings from the Corporation's limited partnership investment in VSIBG increased $1.0 million, profits and commissions from SBA trading activities increased $593,000, and brokerage fee income from the Corporation's discount brokerage operations increased $275,000. Favorable market conditions were the primary reasons for the increases in these areas. Also contributing to the increase in noninterest income was continued growth of bank card income, mortgage servicing income, and trust income which, together, accounted for $749,000 of the increase. Partially offsetting these increases was a decrease in service charges on deposit accounts of approximately $557,000. The decrease in these fees is attributable primarily to NSF (not sufficient funds) fees which have declined.

NONINTEREST EXPENSE

     Noninterest expense for the first quarter of 1996 decreased $1.5 million to $89.2 million which compares to $90.7 million for the first quarter of 1995 and $103.9 million for the fourth quarter of 1995. The major components of noninterest expense are detailed on the face of the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

     The decrease in noninterest expenses for the first quarter of 1996 compared to the same period in 1995 relates primarily to a $3.8 million decrease in FDIC insurance assessments. The decline in expenses from the fourth quarter of 1995 relates primarily to merger-related expenses of approximately $11.9 million which did not recur in the first quarter of 1996.

     Salaries and employee benefit expense increased less than one percent between the first quarter of 1995 and 1994. The lack of significant growth reflects the reductions in the number of employees as a result of the Corporation's 1994 restructuring plan. The reductions are partially offset by increases related to acquisitions and growth in certain operations of the Corporation, primarily credit cards. At March 31, 1996, the Corporation had 5,107 full-time equivalent employees which compares to 5,104 at December 31, 1995 and 5,407 at March 31, 1995.

EARNINGS CONSIDERATIONS RELATED TO PENDING ACQUISITIONS

     It is expected that the Corporation or the institutions in process of being acquired by it (Note 2 to the unaudited interim consolidated financial statements) will incur charges related to such acquisitions and to the assimilation of those institutions into the Corporation's organization. The majority of the charges are expected to relate to the Leader Financial Corporation (Leader Federal) acquisition. Charges are expected to arise from matters such as, but not limited to, legal and accounting fees, financial advisory fees, consulting fees, payment of contractual benefits triggered by a change of control, early retirement and involuntary separation and related benefits, costs associated with elimination of duplicate facilities and branch closings, data processing charges, cancellation of vendor contracts, the potential for additional provisions for losses on loans and similar costs which normally arise from the consolidation of operational activities.

     Aggregate charges expected to arise from the pending acquisitions have been preliminarily estimated to be in the range of $17 million to $22 million after taxes, which does not include a potential after tax charge of approximately $6.0 million for the recapture of Leader Federal's thrift bad debt reserve which, under existing law, would be triggered by the assimilation of Leader Federal's branches into Union Planters National Bank, the Corporation's principal subsidiary, and certain other banking subsidiaries. Legislation has been passed by both the House and Senate and a conference committee is being formed to resolve any differences. If enacted by the Congress, pending legislation would eliminate this recapture. The range of anticipated charges does not take into account any special regulatory assessments discussed below. To the extent that any of these charges should be contingent upon consummation of a particular transaction, those charges would be recognized in the period in which such transaction closes. This range of potential charges is based on currently available information as well as preliminary estimates and is subject to change. The range is provided as a preliminary estimate of the significant charges which may in the aggregate be required and should be viewed accordingly.

SPECIAL REGULATORY ASSESSMENT

     The Corporation's 1995 Annual Report, on page 10, provides a discussion of several bills that were under consideration by the Congress which would have resulted in a one-time regulatory assessment. The proposed legislation, as of April 30, 1996, has not passed, and based on currently available information, management does not expect it to pass in 1996. Should the legislation be adopted, the Corporation would be required to recognize as an expense the aggregate assessment at the time the legislation is passed. There has been no significant change in the level of deposits that might be subject to this special assessment or the estimate of the impact from what was disclosed in the Corporation's 1995 Annual Report.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                           THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------------------------------------------
                                                               1996                                1995
                                            ---------------------------------------------------------------------------------------
                                                              INTEREST                                 INTEREST
                                              AVERAGE          INCOME/      YIELD/      AVERAGE         INCOME/         YIELD/
                                              BALANCE          EXPENSE       RATE       BALANCE         EXPENSE          RATE
                                            -----------      ----------     ------     ----------     -----------      -------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
 Interest-bearing deposits at
  financial institutions                    $     3,672      $       57     6.24%      $    19,940    $       315      6.41%
 Federal funds sold and securities
  purchased under agreements to resell          342,288           4,818     5.66            57,298            843      5.97
 Trading account assets                         120,952           2,387     7.94           164,390          2,736      6.75
 Investment securities (1) and (2)
  Taxable                                     2,306,577          35,735     6.23         2,486,232         36,804      6.00
  Tax-exempt                                    486,216          11,068     9.16           522,613         12,028      9.33
                                            -----------      ----------                -----------    -----------
        Total investment securities           2,792,793          46,803     6.74         3,008,845         48,832      6.58
 Loans, net of unearned income (1)            7,167,990         165,972     9.31         6,804,632        149,755      8.93
                                            -----------      ----------                -----------    -----------
        TOTAL EARNING ASSETS (1) AND (2)     10,427,695         220,037     8.49        10,055,105        202,481      8.17
                                                             ----------                               -----------

 Cash and due from banks                        420,051                                    429,056
 Premises and equipment                         231,262                                    229,308
 Allowance for losses on loans                 (136,896)                                  (137,099)
 Other assets                                   333,640                                    277,563
                                            -----------                                -----------
        TOTAL ASSETS                        $11,275,752                                $10,853,933
                                            ===========                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                      $ 1,468,737          11,597     3.18%      $ 1,483,088         11,383      3.11%
 Savings deposits                             1,830,468          11,548     2.54         1,824,901         11,835      2.63
 Certificates of deposit of
  $100,000 and over                             761,060          10,924     5.77           664,120          8,102      4.95
 Other time deposits                          4,073,991          55,925     5.52         3,838,320         46,626      4.93
 Short-term borrowings                          226,974           2,934     5.20           362,817          4,821      5.39
 Federal Home Loan Bank advances                259,666           3,548     5.50           255,412          3,863      6.13
 Long-term debt
  Subordinated capital notes                    214,421           4,018     7.54           115,001          2,306      8.13
  Other                                           1,905              40     8.45            15,622            317      8.23
                                            -----------      ----------                -----------    -----------
   TOTAL INTEREST-BEARING LIABILITIES         8,837,222         100,534     4.58         8,559,281         89,253      4.23
Noninterest-bearing demand deposits           1,343,150                                  1,334,968
                                            -----------                                -----------
   TOTAL SOURCES OF FUNDS                    10,180,372                                  9,894,249

Other liabilities                               138,881                                    109,018
Shareholders' equity                            956,499                                    850,666
                                            -----------                                -----------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                    $11,275,752                                $10,853,933
                                            ===========                                ===========

NET INTEREST INCOME (FTE)                                    $  119,503                               $   113,228
                                                             ==========                               ===========

INTEREST-RATE SPREAD (FTE)                                                  3.91%                                      3.94%
                                                                            =====                                      =====

NET INTEREST MARGIN (FTE)                                                   4.61%                                      4.57%
                                                                            =====                                      =====
- - ----------------------------
(1)  Taxable-equivalent adjustments:
     Loans                                                   $      512                               $       475
     Investment securities                                        3,518                                     3,914
                                                             ----------                               -----------
                                                             $    4,030                               $     4,389
                                                             ==========                               ===========


(2) Yields are calculated on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES

                                                   THREE MONTHS ENDED MARCH 31,
                                                         1996 VERSUS 1995
                                              --------------------------------------
                                                       INCREASE (DECREASE)
                                                      DUE TO CHANGE IN: (1)
                                              --------------------------------------        TOTAL
                                                AVERAGE                   AVERAGE         INCREASE
                                                VOLUME(2)                 RATE(2)         (DECREASE)
                                              ------------              ----------      --------------
                                                            (DOLLARS IN THOUSANDS)

INTEREST INCOME
 Interest-bearing deposits at
  financial institutions                      $     (250)               $      (8)      $        (258)
 Federal funds sold and securities
  purchased under agreements to resell             4,021                      (46)              3,975
 Trading account assets                             (792)                     443                (349)
 Investment securities (FTE)                      (3,295)                   1,266              (2,029)
 Loans, net of unearned income (FTE)               8,947                    7,270              16,217
                                                                                        -------------
    TOTAL INTEREST INCOME                          8,477                    9,079              17,556
                                                                                        -------------

INTEREST EXPENSE
 Money market accounts                               (81)                     295                 214
 Savings deposits                                     44                     (331)               (287)
 Certificates of deposit of $100,000 and over      1,317                    1,505               2,822
 Other time deposits                               3,135                    6,164               9,299
 Short-term borrowings                            (1,725)                    (162)             (1,887)
 Long-term debt                                    1,676                     (556)              1,120
                                                                                        -------------
    TOTAL INTEREST EXPENSE                         3,202                    8,079              11,281
                                                                                        -------------

CHANGE IN NET INTEREST INCOME (FTE)                                                     $       6,275
                                                                                        =============

PERCENTAGE INCREASE IN NET INTEREST
 INCOME OVER PRIOR PERIOD                                                    5.54%
                                                                        ==========


- - --------------------
FTE - Fully taxable-equivalent

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)  Variances are computed on a line-by-line basis and are nonadditive.

                              FINANCIAL CONDITION

     The Corporation's total assets were $11.4 billion at March 31, 1996 compared to $10.8 billion at March 31, 1995, and $11.3 billion at December 31, 1995. Average assets were $11.3 billion for the first quarter of 1996 compared to $10.9 billion for the first quarter of 1995. The growth of total assets is primarily related to acquisitions.

INVESTMENT SECURITIES

     The Corporation's investment securities portfolio of $3.0 billion at March 31, 1996 consisted entirely of available for sale securities which are carried on the balance sheet at fair value. This compares to investment securities of $2.8 billion at December 31, 1995. At March 31, 1996 and December 31, 1995, these securities had net unrealized gains of $31.3 million and $34.7 million, respectively. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at March 31, 1996 and December 31, 1995.

     U. S. Treasury and U.S. Government agency obligations represented approximately 79% of the investment securities portfolio at March 31, 1996. The Corporation has some credit risk in the investment portfolio, however, management does not consider that risk to be significant.

     The REMIC and CMO issues in the investment portfolio are 97% U.S. Government agency issues; the remaining 3% are readily marketable, nonagency collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues currently held are rated "AAA" by either Standard & Poors or Moodys. The REMIC and CMO portions of the investment securities portfolio include approximately 58% in floating-rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase investment securities at or near par value to reduce risk of premium write-offs on unexpected prepayments. The limited credit risk in the investment portfolio consists of the holdings of (i) municipal securities; (ii) nonagency CMOs and mortgage-backed securities; and (iii) corporate stocks, notes, debentures, and mutual funds which accounted for 17%, 1%, and 4%, respectively, of the investment securities portfolio at March 31, 1996.

     At March 31, 1996, the Corporation had approximately $38 million of structured notes, which constitutes approximately 1% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are U.S. Government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio at fair value. The unrealized loss in these securities at March 31, 1996 was approximately $367,000. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity and involves no credit risk.


LOANS

     Loans at March 31, 1996 were $7.1 billion compared to $6.8 billion and $7.1 billion at March 31, 1995 and December 31, 1995, respectively. Average loans for the first quarter of 1996 were $7.2 billion, a 5% increase over $6.8 billion for the first quarter of 1995. Note 3 to the unaudited interim consolidated financial statements presents the composition of the loan portfolio. Acquisitions accounted for approximately $180 million of the increase between the first quarter of 1996 and 1995 and accounted for approximately $47 million of the increase between the first quarter of 1996 and the fourth quarter of 1995.

     The growth in loans between March 31, 1996 and 1995 is attributable to consumer loans which increased approximately $157 million (approximately $30 million related to credit card loans), loans secured by 1-4 family residential mortgage loans which increased approximately $55 million, real estate construction loans which increased approximately $33 million, and other loans which had a net increase of approximately $48 million. Growth of residential real estate loans has slowed due to lower refinancing activity in the current interest rate environment. Additionally, credit card loans declined approximately $11 million from year end and the growth of these loans is expected to be at a slower rate in the future than was the case in 1994 and 1995. Commercial, financial, and agricultural loans declined approximately $24 million and $28 million, respectively, from March 31, 1995 to 1996 and from December 31, 1995 to March 31, 1996.

ALLOWANCE FOR LOSSES ON LOANS

     The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the three-month periods ended March 31, 1996 and 1995 and for the year ended December 31, 1995.

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ------------------------------       FOR THE YEAR ENDED
                                                          1996               1995          DECEMBER 31, 1995
                                                      -----------         ----------       ------------------
                                                                        (DOLLARS IN THOUSANDS)
Balance at the beginning
 of the period                                      $  133,487           $  133,966            $  133,966
Recoveries on loans previously charged off
  Credit cards and related plans                           312                   72                   526
  Other consumer loans                                   1,204                1,020                 4,060
  Loans secured by real estate                             766                  638                 2,416
  Commercial, financial, and agricultural                1,195                2,250                 5,188
                                                    ----------           ----------            ----------
       Total recoveries                                  3,477                3,980                12,190
                                                    ----------           ----------            ----------
Loans charged off
  Credit cards and related plans                         3,869                  561                12,088
  Other consumer loans                                   3,430                2,065                11,742
  Loans secured by real estate                             585                  523                 5,598
  Commercial, financial, and agricultural                1,399                2,096                 8,234
                                                    ----------           ----------            ----------
         Total charge-offs                               9,283                5,245                37,662
                                                    ----------           ----------            ----------
         Net charge-offs                                (5,806)              (1,265)              (25,472)
Provision charged to expense                             7,981                2,222                22,231
Allowance of banks acquired (1)                            615                  487                 2,762
                                                    ----------           ----------            ----------

Balance at end of period                            $  136,277           $  135,410            $  133,487
                                                    ==========           ==========            ==========

Loans, net of unearned income,
 at end of period                                   $7,091,737           $6,797,363            $7,069,853
                                                    ==========           ==========            ==========

Average loans, net of unearned income,
 during period                                      $7,167,990           $6,804,632            $6,990,400
                                                    ==========           ==========            ==========

Ratios:
 Allowance at end of period to loans,
  net of unearned income                                  1.92%                1.99%                 1.89%
 Charge-offs to average loans,
  net of unearned income (2)                               .52                  .31                   .54
 Recoveries to average loans,
  net of unearned income (2)                               .19                  .23                   .18
 Net charge-offs to average loans,
  net of unearned income (2)                               .33                  .08                   .36
 Provision to average loans,
  net of unearned income(2)                                .45                  .13                   .32


- - ----------------------

(1) At date of acquisition for acquisitions accounted for using the purchase method of accounting and as of January 1 for acquisitions accounted for using the pooling of interests method of accounting.
(2)  Amounts annualized for March 31, 1996 and 1995


     The allowance at March 31, 1996, was $136.3 million, an increase of $2.8 million over December 31, 1995, and compared to $135.4 million at March 31, 1995. The provision for losses on loans exceeded net charge-offs for the first quarter by $2.2 million which accounted for most of the increase, while allowances of banks acquired accounted for the remainder. Management believes that the allowance is sufficient to absorb estimated losses inherent in the loan portfolio at quarter end. Credit card charge-offs were $3.9 million for the first quarter of 1996 but are expected to increase to a range of approximately $5.5 million to $6.5 million. No other significant increases in charge-offs are expected.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                MARCH 31,
                                      -------------------------                DECEMBER 31,
                                          1996             1995                   1995
                                      --------          -------               -------------
                                                     (DOLLARS IN THOUSANDS)
     Nonaccrual loans                 $ 33,759          $ 23,711              $      32,847
     Restructured loans                  1,495             2,259                      1,330
                                      --------          --------              -------------

        Total nonperforming loans       35,254            25,970                     34,177
                                      --------          --------              -------------

     Foreclosed property
       Other real estate owned, net      5,908             6,199                      6,561
       Other foreclosed properties         806               463                      1,138
                                      --------          --------              -------------

        Total foreclosed properties      6,714             6,662                      7,699
                                      --------          --------              -------------

        Total nonperforming assets    $ 41,968          $ 32,632              $      41,876
                                      ========          ========              =============

     Loans 90 days or more past due
      and not on nonaccrual status    $ 19,903          $  9,662              $      18,317
                                      ========          ========              =============
     ------------------
     Nonperforming loans as a
      percentage of loans                  .50%              .38%                      .48%
     Nonperforming assets as a
      percentage of loans plus
      foreclosed properties                .59               .48                       .59
     Allowance for losses on loans
      as a percentage of
      nonperforming loans                  387               521                       391
     Loans 90 days or more past
      due and not on nonaccrual
      status as a percentage of loans      .28               .14                       .26



     A breakdown of nonaccrual loans and loans 90 days or more past due and not on nonaccrual status is as follows:

                                                                                                      LOANS 90 DAYS
                                                                     NONACCRUAL LOANS                OR MORE PAST DUE
                                                                --------------------------       -------------------------
                                                                MARCH 31,     DECEMBER 31,       MARCH 31,    DECEMBER 31,
          LOAN TYPE                                                1996          1995              1996           1995
        ------------                                            ---------    -------------       ----------   ------------
                                                                                (DOLLARS IN THOUSANDS)
Secured by single family residential                            $  12,630    $  12,149          $    4,703    $  5,084
Secured by nonfarm nonresidential                                   6,153        5,037                 410         383
Other real estate                                                   2,872        4,578                 487         560
Commercial, financial, and agricultural,
 including direct lease financing                                   8,874        7,848               1,967       2,468
Credit cards and related plans                                          -           15               7,495       5,269
Other consumer                                                      3,230        3,220               4,841       4,553
                                                                ---------    ---------          ----------    --------
   Total                                                        $  33,759    $  32,847          $   19,903    $ 18,317
                                                                =========    =========          ==========    ========

     The Corporation's asset quality indicators are currently at acceptable levels, in management's opinion. Nonperforming assets were level with the amounts at December 31, 1995. Loans 90 days or more past due and still accruing interest increased $1.6 million over December 31, 1995 and $10.2 million over the first quarter of 1995. The increase relates primarily to credit card loans. Some future increases are expected as the loan portfolio grows but not as significant an increase as occurred between the first quarter of 1996 and 1995.

POTENTIAL PROBLEM ASSETS

     Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of such borrowers to comply in the future with present repayment terms. Historically, these assets have been loans which have become nonperforming. At March 31, 1996, the Corporation had potential problem assets (all of which were loans) of $16.9 million.

OFF-BALANCE-SHEET INSTRUMENTS

     The Corporation, on a limited basis, uses off-balance-sheet financial instruments to manage interest-rate risk. Since December 31, 1995, there has been no significant change in off-balance-sheet instruments other than the maturity of certain interest-rate swaps as shown below. Reference is made to
Note 17 to the audited consolidated financial statements in the Corporation's 1995 Annual Report to Shareholders for additional information regarding these instruments.

     A summary of the Corporation's interest-rate swaps follows.

                                                                                                     Net Interest
                                                                                                     Income Impact
                                                                   Current Rates (1)              ------------------    Unrealized
                                         Notional Amount          --------------------            Three Months Ended       Loss
                                   ------------------------      Variable     Fixed                    March 31,        March 31,
                                   March 31,     December 31,      Rate        Rate     Maturity  ------------------   -----------
Balance Sheet Instruments            1996            1995          Paid      Received     Date      1996      1995        1996
- - -------------------------            ----            ----          ----      --------     ----      ----      ----        ----
                                         (In millions)                                                      (In millions)
Loans (2)                             $41             $150          5.63%      5.22%     4/5/96     $(.2)    $(.5)       $(.4)
Long-term debt-debentures              50               50          5.81       4.46        5/96      (.2)     (.2)          -
Long-term debt-FHLB
 advances                               -                -             -          -           -        -       .1           -
                                      ---             ----                                          ----     ----        ----
     Total                            $91             $200                                          $(.4)    $(.6)       $(.4)
                                      ===             ====                                          =====    =====       ====

- - ------------------------------
(1) The variable rates paid are tied to the three-month LIBOR rate for the loan swap and the six-month LIBOR rate for the debentures swap.
(2)  This interest-rate swaps matured on April 5, 1996.


ASSET LIABILITY MANAGEMENT

     The following table presents the Corporation's interest-rate sensitivity
(GAP) analysis at March 31, 1996. The analysis is made as of that point-in-time and could change significantly on a daily basis. This analysis alone cannot be relied upon to predict how the Corporation is positioned to react to changing interest rates. Other factors such as the growth of earning assets, the mix of earning assets and interest-bearing liabilities, the magnitude of the interest-rate changes, the timing of the repricing of assets and liabilities, interest-rate spreads, and the asset/liability strategies implemented by management impact the Corporation's net interest income. This discussion should be read in connection with the discussion in the 1995 Annual Report on page 16.

     At March 31, 1996, the GAP analysis indicated that the Corporation was asset sensitive with $263 million more assets than liabilities repricing within one year. At 2% of total assets, this position was within management's guidelines of 10% of total assets. Generally, this position would indicate that over the course of one year a downward trend in interest rates will negatively impact net interest income.

     Balance sheet simulation analysis has been conducted at March 31, 1996 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at March 31, 1996, and holds the rates and volumes constant for simulation. When this projection is subjected to immediate and parallel shifts in interest rates (rate shocks) of 200 basis points, first rising and then falling, the annual impact on the Corporation's net interest income was a positive $26 million and a negative $31 million pretax, respectively. Another simulation uses a "most likely" scenario of rates falling 25 basis points resulting in a $5 million pretax decrease in net interest income from the constant rate/volume projection. The results under these scenarios are within the Corporation's policy limit of 5% of shareholders' equity.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                 RATE SENSITIVITY ANALYSIS AT MARCH 31, 1996




                                                                        INTEREST-SENSITIVE WITHIN (1) AND (6)
                                                ---------------------------------------------------------------------------------
                                                                                                                  NON-
                                                 0-30      31-90     91-180 181-365   1-2       2-5       OVER   INTEREST-
                                                 DAYS       DAYS      DAYS    DAYS   YEARS     YEARS    5 YEARS  BEARING   TOTAL
                                               --------   -------   -------  ------- ------    ------   -------  -------   -----
                                                                                   (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases (2) and (3)                  $1,931     $  474   $  517   $1,013  $  576    $1,857   $  722   $    34  $ 7,124
  Investment securities (4) and (5)                450        360      275      469     541       478      378         -    2,951
  Other earning assets                             321         90        -        1       -         -        -         -      412
  Other assets                                       -          -        -        -       -         -        -       882      882
                                                ------     ------   ------   ------  ------    ------   ------   -------  -------
      Total assets                              $2,702     $  924   $  792   $1,483  $1,117    $2,335   $1,100   $   916  $11,369
                                                ======     ======   ======   ======  ======    ======   ======   =======  =======
SOURCES OF FUNDS
  Money market deposits (6) and (7)             $    -     $  490   $    -   $  417  $    -    $  605   $    -   $     -  $ 1,512
  Other savings and time deposits                  636      1,209      945      841     533     1,675       24         -    5,863
  Certificates of deposit of
   $100,000 and over                               145        203      155      160      69        52        -         -      784
  Short-term borrowings                            228          1        7        -       -         -        -         -      236
  Federal Home Loan Bank
   advances                                        176         14        3        8      14        29       12         -      256
  Long-term debt                                     -          -        -        -       1         1      214         -      216
  Noninterest-bearing deposits                       -          -        -        -       -         -        -     1,364    1,364
  Other liabilities                                  -          -        -        -       -         -        -       145      145
  Shareholders' equity                               -          -        -        -       -         -        -       993      993
                                                ------     ------   ------   ------  ------    ------   ------   -------  -------
      Total sources of funds                    $1,185     $1,917   $1,110   $1,426  $  617    $2,362   $  250   $ 2,502  $11,369
                                                ======     ======   ======   ======  ======    ======   ======   =======  =======

Interest-rate swaps (8)                         $    -     $    -   $    -   $    -  $    -    $    -   $    -   $     -

Interest-rate sensitivity gap                   $1,517     $ (993)  $ (318)  $   57  $  500    $  (27)  $  850   $(1,586)

Cumulative interest rate
  sensitivity gap                               $1,517     $  524   $  206   $  263  $  763    $  736   $1,586   $     -

Cumulative gap as a percentage
  of total assets (7)                               13%         5%       2%       2%      7%        6%      14%        -%

- - -------------------

Management has made the following assumptions in the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2)  Nonaccrual loans are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal-prepayment patterns of comparable mortgage-backed securities.
(4) The scheduled maturities of mortgage-backed securities, including REMICs and CMOs, assume principal prepayment of these securities on dates estimated by management relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(5) Securities are scheduled according to their call dates when valued at a premium to par.
(6) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would vary by product type and market.
(7) If all money market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been negative (16%), (16%), (18%), (14%), and (10%), and positive 6% and 14%, respectively, for the 0-30 Days, 31-90 Days, 91-180 Days, 181-365 Days, 1-2 Years, 2-5 Years, and over 5 Years categories at March 31, 1996.
(8) The notional value of interest-rate swaps at March 31, 1996 is $91 million. Of these amounts, $41 million matures in 0-30 days and $50 million matures in 31-90 days. There are no mismatched amounts in the outstanding contracts.

LIQUIDITY

     The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation. Core deposits, along with available for sale securities and other marketable earning assets, provide liquidity for the Corporation.


                                               AVERAGE DEPOSITS
                              ----------------------------------------------
                                  THREE MONTHS ENDED      THREE MONTHS ENDED
                                      MARCH 31,              DECEMBER 31,
                              --------------------------  ------------------
                                   1996         1995             1995
                               ------------  -----------   ------------------
                                            (DOLLARS IN THOUSANDS)
   Demand deposits              $1,343,150    $1,334,968       $1,352,611
   Money market accounts (1)     1,468,737     1,483,088        1,416,897
   Savings deposits (2)          1,830,468     1,824,901        1,806,525
   Other time deposits (3)       4,073,991     3,838,320        4,030,892
                                ----------    ----------       ----------
      Total core deposits        8,716,346     8,481,277        8,606,925
   Certificates of deposit
     of $100,000 and over          761,060       664,120          757,917
                                ----------    ----------       ----------
      Total average deposits    $9,477,406    $9,145,397       $9,364,842
                                ==========    ==========       ==========


- - ---------------------

(1) Includes money market savings accounts, High Yield accounts, and super NOW accounts.
(2) Includes regular and premium savings accounts and NOW accounts.
(3) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.


     Average deposits for the first quarter of 1996 were $9.5 billion, which represents increases of $332.0 million and $112.6 million, respectively, from the averages for the first quarter of 1995 and the fourth quarter of 1995. The increases relate primarily to acquired banks.

     The parent company's source of liquidity is management fees and dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At March 31, 1996, the parent company had cash and cash equivalents totaling $53.4 million. The parent company's net working capital at March 31, 1996 was $162.5 million. The parent company expects to receive dividends from its subsidiary banks totaling $30.9 million during the second quarter of 1996. Additional dividends will be dependent on the future earnings of the subsidiary banks.

SHAREHOLDERS' EQUITY

     The Corporation's total shareholders' equity increased by $26.5 million from December 31, 1995 to $992.9 million at March 31, 1996. The increase was due to retained net earnings of $25.0 million and Common Stock issued in connection with benefit plans of $3.7 million partially offset by the net change in the unrealized gain (loss) on available for sale securities which reduced shareholders' equity $2.2 million.

CAPITAL ADEQUACY

     The following table presents capital adequacy information for the Corporation and the table on the following page presents the calculation of the Corporation's risk-based capital.


                                           THREE MONTHS ENDED
                                                MARCH 31,
                                          --------------------    DECEMBER 31,
                                            1996       1995          1995
                                          ---------  ---------  -------------
  CAPITAL ADEQUACY DATA

  Total shareholders' equity/total assets
   (at period end)                          8.73%      7.98%         8.57%
  Average shareholders' equity/average
   total assets                             8.48       7.84          8.21
  Tier 1 capital/unweighted assets
   (leverage ratio) (1)                     8.22       7.61          8.09
  Parent company long-term debt/equity     21.63      13.34         22.22
  Dividend payout ratio                    36.07      30.44         37.55

- - -------------------

(1) Based on period-end capital and quarterly adjusted average assets.


     At March 31, 1996, total shareholders' equity was 8.73% of total assets and the leverage ratio was 8.22% compared to 8.57% and 8.09%, respectively, at December 31, 1995. The improvement in these ratios relates primarily to the Corporation's retained net earnings.

     The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification. The Corporation's risk-based capital increased from year end due primarily to retained net earnings. Risk-weighted assets increased during the quarter as a result of loan growth, since loans are typically 100% risk-weighted, and also increased as a result of acquisitions during the quarter.


                               RISK-BASED CAPITAL


                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   --------------------------    DECEMBER 31,
                                                                       1996          1995           1995
                                                                   ------------  ------------  ---------------
                                                                            (DOLLARS IN THOUSANDS)
Tier 1 capital
  Shareholders' equity                                             $  992,865    $  860,488     $  966,331
  Minority interest in consolidated subsidiaries                        1,088         1,088          1,088
  Less goodwill, other intangibles, and one-half
   of investment in unconsolidated subsidiaries                       (50,090)      (44,145)       (46,913)
  Less deferred tax asset not qualifying for
   regulatory capital                                                  (2,530)       (2,384)        (2,237)
  Unrealized (gain) loss on available for
   sale securities                                                    (19,145)        7,825        (21,366)
                                                                   ----------    ----------     ----------
     Total Tier 1 capital                                             922,188       822,872        896,903
Tier 2 capital
  Allowance for losses on loans (1)                                    89,990        83,228         89,230
  Qualifying long-term debt                                           174,037        74,553        174,166
  Less one-half of investment in unconsolidated
   subsidiaries                                                          (110)         (102)          (107)
                                                                   ----------    ----------     ----------
     Total capital                                                 $1,186,105    $  980,551     $1,160,192
                                                                   ==========    ==========     ==========

Risk-weighted assets (2)                                           $7,153,029    $6,605,944     $7,094,254
                                                                   ==========    ==========     ==========

Ratios as a percent of end of
  period risk-weighted assets
     Tier 1 capital                                                     12.89%        12.46%         12.64%
     Total capital                                                      16.58         14.84          16.35

- - -------------------

(1) Limited as required by regulatory guidelines.
(2) Based on "risk-weighted assets" as defined by regulatory guidelines.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     The information called for by this item is incorporated by reference to
Item 3, Part I of the Corporation's 1995 Form 10-K , Note 19 to the Corporation's consolidated financial statements on pages 62 and 63 of the 1995 Annual Report, and Note 10 to the Corporation's unaudited interim consolidated financial statements included herein.

ITEM 2 -- CHANGES IN SECURITIES

     None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 -- OTHER INFORMATION

     None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        11 -- Computation of Per Share Earnings
        27 -- Financial Data Schedule (for SEC use only)

     b) Reports on Form 8-K:


     Date of Current Report                                                                   Subject
     ----------------------                                                     -------------------------------------
1.   January 6, 1996                                                            Acquisition of Capital Bancorporation
                                                                                Inc. on December 31, 1995

2.   March 8, 1996                                                              Union Planters Corporation signed a
                                                                                definitive agreement to acquire Leader
                                                                                Financial Corporation

3.   April 1, 1996                                                              Audited financial statements of Leader
                                                                                Financial Corporation for 1995, a
                                                                                pending probable acquisition

4.   April 2, 1996                                                              Unaudited pro forma consolidated financial
                                                                                statements dated December 31, 1995 for certain
                                                                                pending probable acquisitions

5.   April 18, 1996                                                             Press release announcing first quarter
                                                                                of 1996 net earnings

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



Date:     May 8, 1996
      --------------------


                                          By:   /s/ Benjamin W. Rawlins, Jr.
                                             ---------------------------------
                                          Benjamin W. Rawlins, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer


                                          By:   /s/ John W. Parker
                                             ---------------------------------
                                          John W. Parker
                                          Executive Vice President and
                                          Chief Financial Officer


                                          By:   /s/ M. Kirk Walters
                                             ---------------------------------
                                          M. Kirk Walters
                                          Senior Vice President, Treasurer,
                                          and Chief Accounting Officer