Form 10-Q
period 1996-06-30
UNION PLANTERS CORP
filed 1996-08-12
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q




  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


                                       OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period ___ to ___.



Commission File No.  1-10160
                    ---------


                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)



        Tennessee                                          62-0859007
- ------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)



         7130 Goodlett Farms Parkway, Memphis, Tennessee          38018
        ------------------------------------------------------------------
        (Address of principal executive offices)                (ZIP Code)


      Registrant's telephone number, including area code:   (901) 383-6000
                                                          ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X                No
                              -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



          Class                                    Outstanding at July 31, 1996
- -------------------------                         ------------------------------
Common stock $5 par value                                   46,129,307

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 1996



                                     INDEX




                                                                          Page
                                                                          ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            a)  Consolidated Balance Sheet - June 30, 1996,
                June 30, 1995, and December 31, 1995                        3

            b)  Consolidated Statement of Earnings -
                Three and Six Months Ended June 30, 1996 and 1995           4

            c)  Consolidated Statement of Changes in
                Shareholders' Equity - Six Months Ended
                June 30, 1996                                               5

            d)  Consolidated Statement of Cash Flows -
                Six Months Ended June 30, 1996 and 1995                     6

            e)  Notes to Unaudited Consolidated Financial Statements        7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  12


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                              30

   Item 2.  Changes in Securities                                          30

   Item 3.  Defaults Upon Senior Securities                                30

   Item 4.  Submission of Matters to a Vote of Security Holders            30

   Item 5.  Other Information                                              30

   Item 6.  Exhibits and Reports on Form 8-K                               31

   Signatures                                                              32

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)




                                                                                  JUNE 30,
                                                                         -------------------------       DECEMBER 31,
                                                                            1996          1995              1995
                                                                         -----------   -----------       -----------
                                                                                    (DOLLARS IN THOUSANDS)
ASSETS
 Cash and due from banks                                                 $   465,555   $   468,297       $   432,949
 Interest-bearing deposits at financial institutions                           4,962        35,692            13,571
 Federal funds sold and securities purchased
  under agreements to resell                                                  61,918       142,626           356,655
 Trading account assets                                                      134,528       210,775           121,927
 Loans held for resale                                                        68,046        59,384            68,819
 Investment securities
     Available for sale (Amortized cost: $3,049,657; $1,531,222;
      and $2,740,143, respectively)                                        3,053,759     1,532,593         2,774,890
     Held to maturity (Fair value: $1,130,005 at June 30, 1995)                    -     1,106,952                 -
 Loans                                                                     7,201,771     6,992,918         7,100,051
     Less:  Unearned income                                                  (31,899)      (32,316)          (30,198)
            Allowance for losses on loans                                   (136,255)     (132,884)         (133,487)
                                                                         -----------   -----------       -----------
                Net loans                                                  7,033,617     6,827,718         6,936,366
 Premises and equipment                                                      229,124       228,219           228,272
 Accrued interest receivable                                                 103,009        91,783           100,686
 Goodwill and other intangibles                                               60,610        58,124            58,535
 Other assets                                                                152,497       159,319           184,446
                                                                         -----------   -----------       -----------
          TOTAL ASSETS                                                   $11,367,625   $10,921,482       $11,277,116
                                                                         ===========   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits
     Noninterest-bearing                                                 $ 1,392,856   $ 1,359,373       $ 1,420,358
     Certificates of deposit of $100,000 and over                            749,833       700,218           754,434
     Other interest-bearing                                                7,201,204     7,231,738         7,272,944
                                                                         -----------   -----------       -----------
          Total deposits                                                   9,343,893     9,291,329         9,447,736
 Short-term borrowings                                                       421,061       167,540           241,023
 Federal Home Loan Bank advances                                             258,269       298,614           268,892
 Long-term debt                                                              214,875       142,200           216,366
 Accrued interest, expenses, and taxes                                        83,349        82,663            90,754
 Other liabilities                                                            38,570        42,070            46,014
                                                                         -----------   -----------       -----------
          TOTAL LIABILITIES                                               10,360,017    10,024,416        10,310,785
                                                                         -----------   -----------       -----------

 Commitments and contingent liabilities                                            -             -                 -
 Shareholders' equity
     Preferred stock
       Convertible                                                            87,233        87,299            91,810
       Nonconvertible                                                              -        13,800                 -
     Common stock, $5 par value; 100,000,000 shares authorized;
       46,120,313 issued and outstanding (44,543,272 at
       June 30, 1995 and 45,447,031 at December 31, 1995)                    230,602       222,716           227,235
     Additional paid-in capital                                              123,962        94,870           111,348
     Net unrealized gain on available for sale securities                      2,489           664            21,366
     Retained earnings                                                       563,322       477,717           514,572
                                                                         -----------   -----------       -----------
          TOTAL SHAREHOLDERS' EQUITY                                       1,007,608       897,066           966,331
                                                                         -----------   -----------       -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $11,367,625   $10,921,482       $11,277,116
                                                                         ===========   ===========       ===========




The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                            ----------------------      ----------------------
                                                              1996          1995          1996          1995
                                                            --------      --------      --------      --------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
 Interest and fees on loans                                 $163,219      $157,292      $327,252      $306,250
 Interest on investment securities
  Taxable                                                     39,247        34,534        74,982        71,338
  Tax-exempt                                                   7,441         7,950        14,991        16,064
 Interest on deposits at financial institutions                   41           645            98           960
 Interest on federal funds sold and securities
  purchased under agreements to resell                         1,322         2,753         6,140         3,596
 Interest on trading account assets                            2,728         3,269         5,115         6,005
 Interest on loans held for resale                             1,411         1,034         2,838         1,356
                                                            --------      --------      --------      --------
     Total interest income                                   215,409       207,477       431,416       405,569
                                                            --------      --------      --------      --------

INTEREST EXPENSE
 Interest on deposits                                         87,259        86,591       177,253       164,537
 Interest on short-term borrowings                             3,729         2,941         6,663         7,762
 Interest on Federal Home Loan Bank advances
  and long-term debt                                           7,578         7,220        15,184        13,706
                                                            --------      --------      --------      --------
     Total interest expense                                   98,566        96,752       199,100       186,005
                                                            --------      --------      --------      --------

     NET INTEREST INCOME                                     116,843       110,725       232,316       219,564
Provision for losses on loans                                  7,870         2,316        15,851         4,538
                                                            --------      --------      --------      --------

     NET INTEREST INCOME AFTER PROVISION FOR
     LOSSES ON LOANS                                         108,973       108,409       216,465       215,026
                                                            --------      --------      --------      --------

NONINTEREST INCOME
 Service charges on deposit accounts                          17,470        18,649        34,111        35,847
 Bankcard income                                               5,128         5,015        10,287         9,771
 Mortgage servicing income                                     2,429         2,087         4,872         4,400
 Trust service income                                          3,482         2,037         5,772         4,111
 Profits and commissions from trading activities                 897         3,422         3,104         5,036
 Investment securities gains (losses)                              6            18            66            (3)
 Other income                                                 11,861         8,397        23,258        16,542
                                                            --------      --------      --------      --------
     Total noninterest income                                 41,273        39,625        81,470        75,704
                                                            --------      --------      --------      --------

NONINTEREST EXPENSE
Salaries and employee benefits                                42,378        43,148        85,806        86,405
Net occupancy expense                                          6,749         6,695        13,565        13,629
Equipment expense                                              7,131         8,068        14,391        15,601
Other expense                                                 32,952        35,795        64,600        68,736
                                                            --------      --------      --------      --------
     Total noninterest expense                                89,210        93,706       178,362       184,371
                                                            --------      --------      --------      --------

     EARNINGS BEFORE INCOME TAXES                             61,036        54,328       119,573       106,359
Applicable income taxes                                       20,393        17,877        39,786        34,251
                                                            --------      --------      --------      --------
     NET EARNINGS                                           $ 40,643      $ 36,451      $ 79,787      $ 72,108
                                                            ========      ========      ========      ========

     NET EARNINGS APPLICABLE TO COMMON SHARES               $ 38,938      $ 34,428      $ 76,246      $ 67,983
                                                            ========      ========      ========      ========
EARNINGS PER COMMON SHARE
     Primary                                                $    .84      $    .77      $   1.66      $   1.52
     Fully diluted                                               .80           .73          1.58          1.45

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
     Primary                                                  46,128        44,780        45,940        44,648
     Fully diluted                                            50,603        49,280        50,533        49,138

The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)


                                                                                        NET UNREALIZED
                                                                                            GAIN ON
                                                                          ADDITIONAL       AVAILABLE
                                               PREFERRED      COMMON        PAID-IN         FOR SALE      RETAINED
                                                 STOCK         STOCK        CAPITAL        SECURITIES     EARNINGS         TOTAL
                                               ---------     --------     ----------    --------------   ---------      ----------
                                                                             (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1996                        $91,810      $227,235      $111,348         $ 21,366      $514,572      $  966,331
Net earnings                                          -             -             -                -        79,787          79,787
Cash dividends
 Common Stock, $.54 per share                         -             -             -                -       (24,713)        (24,713)
 Series B Preferred Stock, $1.02 per share            -             -             -                -           (45)            (45)
 Series E Preferred Stock, $1.00 per share            -             -             -                -        (3,496)         (3,496)
Conversion of Series B Preferred Stock
 to Common Stock                                 (4,400)        1,699         2,701                -             -               -
Conversion of Series E Preferred Stock
 to Common Stock                                   (177)           44           133                -             -               -
Conversion of Subordinated Convertible
 Notes to Common Stock                                -             4             8                -             -              12
Common shares issued under employee
 benefit plans and dividend
 reinvestment plan, net
 of shares repurchased                                -         1,623         9,769                -        (2,768)          8,624
Change in net unrealized gain on
 available for sale securities,
 net of taxes                                         -             -             -          (18,877)            -         (18,877)
Other                                                 -            (3)            3                -           (15)            (15)
                                                -------      --------      --------         --------      --------      ----------
BALANCE, JUNE 30, 1996                          $87,233      $230,602      $123,962         $  2,489      $563,322      $1,007,608
                                                =======      ========      ========         ========      ========      ==========


The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                            SIX MONTHS ENDED
                                                                                                                 JUNE 30,
                                                                                                      ----------------------------
                                                                                                          1996             1995
                                                                                                      -----------        ---------
                                                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
 Net earnings                                                                                         $    79,787        $  72,108
 Reconciliation of net earnings to net cash provided by operating activities:
  Provision for losses on loans and other real estate                                                      16,065            4,755
  Depreciation and amortization                                                                            11,584           11,754
  Amortization of intangibles                                                                               4,114            4,255
  Net accretion of investment securities                                                                   (4,746)             (73)
  Net realized gains on sales of investment securities                                                        (66)              (3)
  Deferred income tax benefit                                                                                (750)          (2,310)
  (Increase) decrease in assets
    Trading account assets and loans held for resale                                                      (11,828)         (88,327)
    Accrued interest receivable and other assets                                                           47,115           11,288
  (Decrease) increase in accrued interest, expenses, taxes, and other liabilities                         (17,895)           8,057
  Other, net                                                                                                  175              517
                                                                                                      -----------        ---------
      Net cash provided by operating activities                                                           123,555           22,021
                                                                                                      -----------        ---------

INVESTING ACTIVITIES
 Net decrease (increase) in short-term investments                                                          8,609          (16,058)
 Proceeds from sales of available for sale securities                                                      13,536          318,822
 Proceeds from maturities, calls, and prepayments of available for sale securities                      1,106,803          250,450
 Purchases of available for sale securities                                                            (1,384,628)         (89,636)
 Proceeds from maturities, calls, and prepayments of held to maturity securities                                -          104,718
 Purchases of held to maturity securities                                                                       -          (60,022)
 Net increase in loans                                                                                    (69,963)        (161,548)
 Net cash received from purchases of financial institutions                                                11,297            2,568
 Sales of premises and equipment                                                                            3,862            6,802
 Purchases of premises and equipment                                                                      (13,278)         (14,122)
                                                                                                      -----------        ---------
      Net cash (used) provided by investing activities                                                   (323,762)         341,974
                                                                                                      -----------        ---------
FINANCING ACTIVITIES
 Net decrease in deposits                                                                                (210,130)         (80,012)
 Net increase (decrease) in short-term borrowings                                                         172,038         (287,470)
 Proceeds from FHLB advances and long-term debt                                                            48,007          146,811
 Repayment of FHLB advances and long-term debt                                                            (52,166)         (69,566)
 Proceeds from issuance of common stock, net                                                               12,313            8,440
 Purchase and retirement of common stock, net                                                              (3,689)            (485)
 Cash dividends paid                                                                                      (28,297)         (24,683)
                                                                                                      -----------        ---------
      Net cash used by financing activities                                                               (61,924)        (306,965)
                                                                                                      -----------        ---------

Net (decrease) increase in cash and cash equivalents                                                     (262,131)          57,030
Cash and cash equivalents at the beginning of the period                                                  789,604          553,893
                                                                                                      -----------        ---------
Cash and cash equivalents at the end of the period                                                    $   527,473        $ 610,923
                                                                                                      ===========        =========

SUPPLEMENTAL DISCLOSURES
Purchases of other financial institutions:
 Fair value of assets acquired                                                                        $   129,526        $ 139,808
 Liabilities assumed                                                                                     (109,476)        (126,302)
 Common stock issued                                                                                            -           (6,649)
                                                                                                      -----------        ---------
 Cash paid for the purchase of other financial institutions                                                20,050            6,857
 Cash and cash equivalents acquired                                                                       (31,347)          (9,425)
                                                                                                      -----------        ---------
      Net cash received from purchases of financial institutions                                      $   (11,297)       $  (2,568)
                                                                                                      ===========        =========

Cash paid for
 Interest                                                                                             $   205,257        $ 175,883
 Taxes                                                                                                     38,826           17,699
Unrealized gain on available for sale securities                                                            4,102            1,371



The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. PRINCIPLES OF ACCOUNTING

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial condition, results of operations, and cash flows for the interim periods have been included.

     The accounting policies followed by Union Planters Corporation and its subsidiaries (the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1995 Annual Report to Shareholders, a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 10-K). Certain 1995 amounts have been reclassified to be consistent with the 1996 financial reporting presentation. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year.

NOTE 2. ACQUISITIONS

     Reference is made to the Corporation's Current Reports on Form 8-K dated March 8, 1996, April 1, 1996, May 21, 1996, and May 22, 1996 for additional information regarding consummated and pending acquisitions.

CONSUMMATED ACQUISITIONS

     On January 2, 1996, the Corporation acquired First Bancshares of Eastern Arkansas, Inc., and First Bancshares of N.E. Arkansas, Inc., for total cash consideration of $20.1 million, resulting in total intangibles of $5.6 million. Total assets of the institutions at the date of acquisition were $122 million.

     Reference is made to Note 2 of the consolidated financial statements on pages 41 through 43 of the Corporation's Annual Report to Shareholders for information regarding acquisitions completed in 1995.

PENDING ACQUISITIONS

     The Corporation has signed definitive agreements pursuant to which it would acquire the following institutions. The amount of consideration to be delivered by the Corporation and method of accounting are based on currently available information and are subject to change based on the terms of the definitive agreements. The closing of each of these transactions is subject to obtaining shareholder and regulatory approvals and the satisfaction of a number of other contractual conditions. All of these transactions are expected to be completed in the fourth quarter of 1996.

                                                                                 ANTICIPATED                APPROXIMATE
                                               APPROXIMATE                        METHOD OF                TOTAL ASSETS
       INSTITUTION                           CONSIDERATION (1)                    ACCOUNTING              AT JUNE 30, 1996
- -------------------------             -----------------------------          --------------------       --------------------
                                                                                                        (DOLLARS IN MILLIONS)
Eastern National Bank, in             Cash, Notes, and Stock (2)             Purchase                            $  286
 Miami, Florida (ENB)

Valley Federal Savings Bank in        435,000 shares of Common Stock         Pooling of Interests                   118
 Sheffield, Alabama

Franklin Financial Group, Inc.        738,000 shares of Common Stock         Pooling of Interests                   138
 in Morristown, Tennessee and its
 subsidiary, Franklin Federal
 Savings Bank

Leader Financial Corporation          16,600,000 shares of Common Stock      Pooling of Interests                 3,211
 in Memphis, Tennessee and its
 subsidiary, Leader Federal Bank
 for Savings

BancAlabama, Inc. in Huntsville,      415,000 shares of Common Stock         Pooling of Interests                    99
 Alabama and its subsidiary,
 BankAlabama-Huntsville

Financial Bancshares, Inc. in         1,220,000 shares of Common Stock       Purchase                               324
 St. Louis, Missouri and its
 subsidiaries: First Financial
 Bank of St. Louis, Missouri;
 Citizens First Financial Bank in
 Dexter, Missouri; First Financial
 Bank of Southeast Missouri in
 Sikeston, Missouri; First Financial
 Bank of Mississippi County in
 East Prairie, Missouri; and First
 Financial Bank of Ste. Genevieve,
 Missouri                                                                                                        ------
      TOTAL                                                                                                      $4,176
                                                                                                                 ======

- ----------------------
(1) Includes estimated shares to be issued for outstanding stock options of the institutions to be acquired.

(2) Includes cash in the amount of $4.5 million, Union Planters Corporation Promissory Notes in the face amount of up to $14.5 million, and up to 317,458 shares of Series E Preferred Stock. It is expected that this acquisition will be completed on or before December 31, 1996, provided that disputes between ENB's shareholders and agencies of the Republic of Venezuela and others pending in the United States District Court for the Southern District of Florida shall have been resolved to the satisfaction of the Corporation by that date.

NOTE 3. LOANS

Loans are summarized by type as follows:

                                                                JUNE 30,
                                                     --------------------------      DECEMBER 31,
                                                        1996            1995             1995
                                                     ----------      ----------      ------------
                                                              (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural              $1,436,794      $1,469,283       $1,450,050
Real estate - construction                              329,778         303,540          322,701
Real estate - mortgage
 Secured by 1-4 family residential                    2,347,106       2,295,796        2,320,168
 Other mortgage loans                                 1,333,228       1,323,831        1,283,937
Home equity                                             168,098         172,701          167,223
Consumer
 Credit cards and related plans                         388,410         361,619          387,445
 Other consumer                                       1,136,595       1,016,926        1,108,127
Direct lease financing                                   61,762          49,222           60,400
                                                     ----------      ----------       ----------
     TOTAL LOANS                                     $7,201,771      $6,992,918       $7,100,051
                                                     ==========      ==========       ==========

Nonperforming loans are summarized as follows:

                                           JUNE 30, 1996     DECEMBER 31, 1995
                                           -------------     -----------------
                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans                              $37,196              $32,847
Restructured loans                              1,150                1,330
                                              -------              -------
    Total nonperforming loans                 $38,346              $34,177
                                              =======              =======

NOTE 4. ALLOWANCE FOR LOSSES ON LOANS

     The changes in the allowance for losses on loans for the three and six months ended June 30, 1996, are summarized as follows:

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30, 1996          JUNE 30, 1996
                                      ------------------       ----------------
                                                 (DOLLARS IN THOUSANDS)
Beginning balance                           $136,277                $133,487
Increases due to acquisitions                      -                     615
Provision charged to expense                   7,870                  15,851
Recoveries                                     2,760                   6,237
Amounts charged off                          (10,652)                (19,935)
                                            --------                --------
Balance, June 30, 1996                      $136,255                $136,255
                                            ========                ========


     On January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." As of June 30, 1996, the amount of the Corporation's impaired loans and disclosures related thereto was not material.

NOTE 5. INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities (all are classified as available for sale securities) are summarized as follows:


                                                                        JUNE 30, 1996
                                                      ----------------------------------------------------
                                                                          UNREALIZED
                                                       AMORTIZED     ---------------------        FAIR
                                                         COST         GAINS        LOSSES         VALUE
                                                      ----------     -------       -------      ----------
                                                                    (DOLLARS IN THOUSANDS)
U.S. Government obligations
 U.S. Treasury                                        $1,006,387     $ 2,578       $ 4,700      $1,004,265
 U.S. Government agencies
  Collateralized mortgage obligations                    209,922         580         1,626         208,876
  Mortgage-backed                                        520,857       4,586         4,927         520,516
  Other                                                  716,448         875         5,567         711,756
                                                      ----------     -------       -------      ----------
      Total U.S. Government obligations                2,453,614       8,619        16,820       2,445,413
Obligations of states and political subdivisions         483,076      16,459         4,170         495,365
Other stocks and securities                              112,967         123           109         112,981
                                                      ----------     -------       -------      ----------
      TOTAL AVAILABLE FOR SALE SECURITIES             $3,049,657     $25,201       $21,099      $3,053,759
                                                      ==========     =======       =======      ==========

                                                                      DECEMBER 31, 1995
                                                      ----------------------------------------------------
                                                                          UNREALIZED
                                                       AMORTIZED     ---------------------        FAIR
                                                         COST         GAINS        LOSSES         VALUE
                                                      ----------     -------       -------      ----------
                                                                    (DOLLARS IN THOUSANDS)
U.S. Government obligations
 U.S. Treasury                                        $  825,107     $ 8,300       $   346      $  833,061
 U.S. Government agencies
  Collateralized mortgage obligations                    166,109         578           782         165,905
  Mortgage-backed                                        582,310       6,746         1,436         587,620
  Other                                                  573,250       2,159           960         574,449
                                                      ----------     -------       -------      ----------
      Total U.S. Government obligations                2,146,776      17,783         3,524       2,161,035
Obligations of states and political subdivisions         490,676      22,833         2,481         511,028
Other stocks and securities                              102,691         225            89         102,827
                                                      ----------     -------       -------      ----------
      TOTAL AVAILABLE FOR SALE SECURITIES             $2,740,143     $40,841       $ 6,094      $2,774,890
                                                      ==========     =======       =======      ==========

     Investment securities having a carrying value of approximately $1.1 billion at both June 30, 1996 and December 31, 1995, respectively, were pledged to secure public and trust funds on deposit, FHLB advances, and securities sold under agreements to repurchase.

     The following table presents the gross realized gains and losses on einvestment securities for the six months ended June 30, 1996 and 1995. The gains and losses on held to maturity securities for 1995 resulted from calls of securities.


                                                          SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------------------
                                                  REALIZED GAINS           REALIZED LOSSES
                                                ------------------      ---------------------
                                                 1996        1995         1996          1995
                                                ------      ------      ------        -------
                                                            (DOLLARS IN THOUSANDS)
Available for sale securities                   $   71      $2,089      $   (5)       $(2,156)
Held to maturity securities                          -          65           -             (1)
                                                ------      ------      ------        -------
     Total                                      $   71      $2,154      $   (5)       $(2,157)
                                                ======      ======      ======        =======


NOTE 6.   OTHER NONINTEREST INCOME AND EXPENSE

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                    ---------------------------           ----------------------
                                                      1996                1995              1996           1995
                                                    -------             -------           -------        -------
                                                                          (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
 Credit life insurance commissions                  $ 1,265             $ 1,245           $ 2,453        $ 2,458
 Sale of mortgage servicing                             221                 167               583            264
 Customer ATM usage fees                                843                 852             1,619          1,617
 VSIBG partnership earnings                             742                 512             1,905            653
 Brokerage fee income                                   780                 359             1,413            717
 Other                                                8,010               5,262            15,285         10,833
                                                    -------             -------           -------        -------
     TOTAL OTHER NONINTEREST INCOME                 $11,861             $ 8,397           $23,258        $16,542
                                                    =======             =======           =======        =======

OTHER NONINTEREST EXPENSE
 FDIC insurance assessments                         $ 1,012             $ 5,185           $ 2,091        $10,087
 Stationery and supplies                              2,970               2,815             6,217          5,498
 Advertising and promotion                            2,621               2,538             5,174          4,997
 Postage and other carrier                            2,782               2,785             5,599          5,548
 Other contracted services                            2,377               1,671             4,710          3,514
 Communications                                       2,470               1,808             4,782          3,506
 Amortization of goodwill and other intangibles       2,050               1,839             4,114          3,664
 Brokerage and clearing fees                            799               1,839             2,076          2,704
 Other personnel services                             1,672               1,212             3,292          2,438
 Miscellaneous charge-offs                            1,637               1,079             3,020          1,570
 Merchant credit card charges                         1,330               1,095             2,388          1,994
 Legal fees                                           1,200                 846             2,038          1,715
 Dues, subscriptions, and contributions                 754                 944             1,546          1,923
 Taxes other than income taxes                        1,039                 710             1,945          1,662
 Travel                                                 873                 798             1,612          1,476
 Audit fees                                             674                 605             1,139          1,380
 Insurance                                              461                 491               952            992
 Consultant fees                                        562                 903               968          1,501
 Federal Reserve fees                                   577                 417             1,146            816
 Amortization of mortgage servicing rights              422                 419               778            691
 Other real estate expense                              223                 110               367            397
 Other                                                4,447               5,686             8,646         10,663
                                                    -------             -------           -------        -------
     TOTAL OTHER NONINTEREST EXPENSE                $32,952             $35,795           $64,600        $68,736
                                                    =======             =======           =======        =======

NOTE 7. INCOME TAXES

     Applicable income taxes for the six months ended June 30, 1996, were $39.8 million, resulting in an effective tax rate of 33.3%. Applicable income taxes for the same period in 1995 were $34.3 million, resulting in an effective tax rate of 32.2%. The tax expense (benefit) applicable to investment securities gains (losses) for the six months ended June 30, 1996 and 1995 was $25,598 and ($429,000), respectively. The increase in the effective rate for the second quarter of 1996, as compared to the same period in 1995, is due primarily to the increase in taxable earnings for the period.

     At June 30, 1996, the Corporation had a net deferred tax asset of $51.7 million compared to $39.1 million at December 31, 1995. The net deferred tax asset for the two periods included a deferred tax liability related to the net unrealized gain on available for sale securities of $1.6 million and $13.4 million, respectively, which accounted for most of the change in the net deferred tax asset. Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.

NOTE 8. FEDERAL HOME LOAN BANK ADVANCES AND LONG-TERM DEBT

FEDERAL HOME LOAN BANK (FHLB) ADVANCES

     Certain of the Corporation's banking and thrift subsidiaries had outstanding obligations to the FHLB aggregating $258.3 million at June 30, 1996 under Blanket Agreements for Advances and Security Agreements (the "Agreements"). The Agreements entitle these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. Of the amounts outstanding at June 30, 1996, $186.0 million were at variable rates and $72.3 million were at fixed rates with interest rates ranging from 3.25% to 9.0% and maturities ranging from three months to 29 years. At June 30, 1996, FHLB advances that have remaining maturities within one year, one to five years, and after five years were $66.7 million, $152.7 million, and $38.9 million, respectively. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements generally must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At June 30, 1996, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements.

NOTE 9. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's Common Stock, is summarized as follows:


                                                           JUNE 30, 1996              DECEMBER 31, 1995
                                                           -------------              -----------------
                                                                       (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
 10,000,000 shares authorized
 Series A Preferred Stock,
  250,000 shares authorized, none issued                       $     -                       $     -
 Series B, $8 Nonredeemable, Cumulative,
  Convertible Preferred Stock
  (stated at liquidation value of $100 per share),
  no shares issued and outstanding                                   -                         4,400
 Series E, 8% Cumulative, Convertible, Preferred Stock
  (stated at liquidation value of $25 per share),
  3,489,336 shares issued and outstanding                       87,233                        87,410
                                                               -------                       -------
      TOTAL PREFERRED STOCK                                    $87,233                       $91,810
                                                               =======                       =======



     On April 30, 1996, all of the Series B Preferred Stock was converted into 339,765 shares of the Corporation's Common Stock.

     On July 18, 1996, the Board of Directors increased the number of authorized shares of Series A Preferred Stock from 250,000 to 750,000.

NOTE 10.   CONTINGENT LIABILITIES

CONTINGENT LIABILITIES

     The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1995 10-K, in Note 19 to the Corporation's consolidated financial statements found on pages 62 and 63 of the 1995 Annual Report to Shareholders (1995 Annual Report), which is Exhibit 13 to the Corporation's 1995 10-K, and in Note 10 of the Corporation's quarterly report on Form 10-Q dated March 31, 1996. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

     Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments in any of the pending or threatened actions which affected such opinions during the second quarter of 1996.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1995 Annual Report, the Corporation's Quarterly Report on Form 10-Q dated March 31, 1996, the Corporation's interim unaudited financial statements and notes for the three and six months ended June 30, 1996, included in Part I hereof, and the other supplemental financial data included in this discussion.

     Certain of the information included in this discussion contains forward-looking statements and information that are based on management's belief as well as certain assumptions made by, and information currently available to management. When used in this discussion, the words "anticipate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks materialize, or should such underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among key factors that may have a direct bearing on the Corporation's operating results (particularly described in, but not limited to, the discussions under the headings "Earnings Considerations Related to Pending Acquisitions" and "Special Regulatory Assessment") are fluctuations in the economy; the actions taken by the Federal Reserve for the purpose of managing the economy; the Corporation's ability to achieve the anticipated cost and savings related to pending acquisitions; the ability of the Corporation to achieve the anticipated revenue enhancements; the assimilation of the acquired operations into the Corporation's culture, including the ability to instill the Corporation's credit culture and approach to operating efficiencies into the acquired operations; the continued growth of the markets in which the Corporation operates consistently with recent historical experience; the absence of undisclosed material contingencies related to the acquired operations, including asset quality and litigation contingencies; the enactment of federal legislation impacting the operations of the Corporation; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure.

     The following table presents selected financial highlights for the three and six months ended June 30, 1996 and 1995.


                                                                                                                   PERCENTAGE
                                               THREE MONTHS ENDED                SIX MONTHS ENDED                    CHANGE
                                                     JUNE 30,                         JUNE 30,                --------------------
                                           ------------------------           -----------------------         THREE          SIX
                                             1996             1995              1996           1995           MONTHS        MONTHS
                                           -------          -------           -------         -------         ------        ------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings                               $40,643          $36,451           $79,787         $72,108           12%           11%
Primary earnings per common share              .84              .77              1.66            1.52            9             9
Fully diluted earnings per common share        .80              .73              1.58            1.45           10             9
Return on average assets                      1.45%            1.35%             1.42%           1.34%
Return on average common equity              17.44            17.88             17.40           18.01
Dividends per common share                 $   .27          $   .25           $   .54         $   .48            8            13
Net interest margin (FTE)                     4.65%            4.60%             4.63%           4.58%
Interest rate spread (FTE)                    3.95             3.90              3.93            3.92
Expense ratio                                 1.75             2.01              1.75            2.02
Efficiency ratio                             55.40            60.61             55.62           60.66
Book value per common share                                                   $ 19.96         $ 17.87                         12
Shareholders' equity to total assets                                             8.86%           8.21%
Leverage ratio                                                                   8.49            7.88

- ---------------------------

Certain line items in the above table are defined as follows:

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

OPERATING RESULTS -- THREE AND SIX MONTHS ENDED JUNE 30, 1996

     The following table presents the contributions to fully diluted earnings per common share. A discussion of the operating results follows this table.


                           UNION PLANTERS CORPORATION
            CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE


                                                          SIX MONTHS ENDED
                                                               JUNE 30,                     EPS
                                                         --------------------             INCREASE
                                                          1996          1995             (DECREASE)
                                                         ------        ------            ----------
Net interest income-FTE                                  $4.76         $4.64                $.12
Provision for losses on loans                             (.31)         (.09)               (.22)
                                                         -----         -----                ----
Net interest income after provision
 for losses on loans-FTE                                  4.45          4.55                (.10)
                                                         -----         -----                ----
Noninterest income
 Service charges on deposit accounts                       .68           .73                (.05)
 Bank card income                                          .20           .20                   -
 Mortgage servicing income                                 .10           .09                 .01
 Trust service income                                      .11           .08                  03
 Profits and commissions from trading activities           .06           .10                (.04)
 Investment securities gains                                 -             -                   -
 Other income                                              .46           .34                 .12
                                                         -----         -----                ----
     Total noninterest income                             1.61          1.54                 .07
                                                         -----         -----                ----
Noninterest expense
 Salaries and employee benefits                           1.70          1.76                 .06
 Net occupancy expense                                     .27           .28                 .01
 Equipment expense                                         .28           .32                 .04
 Other expense                                            1.28          1.40                 .12
                                                         -----         -----                ----
     Total noninterest expense                            3.53          3.76                 .23
                                                         -----         -----                ----

 Earnings before income taxes-FTE                         2.53          2.33                 .20
Applicable income taxes-FTE                                .95           .87                (.08)
                                                         -----         -----                ----
     Net earnings                                         1.58          1.46                 .12
Less preferred stock dividends                               -           .01                 .01
                                                         -----         -----                ----
     Fully diluted earnings per share                    $1.58         $1.45                $.13
                                                         =====         =====                ====
Change in net earnings applicable to common shares
 using previous year average shares outstanding                                             $.17
Change in average shares outstanding                                                        (.04)
                                                                                            ----
Change in net earnings                                                                      $.13
                                                                                            ====

- --------------------------------

FTE - Fully taxable-equivalent basis

SECOND QUARTER EARNINGS OVERVIEW

     For the second quarter of 1996, the Corporation reported record earnings of $40.6 million, or $.80 per fully diluted common share. This represents a 12% increase compared to net earnings for the same period in 1995 of $36.5 million, or $.73 per fully diluted common share. Returns on average assets and average common equity for the second quarter of 1996 were 1.45% and 17.44%, respectively, which compares to 1.35% and 17.88% for the same period in 1995.

     Net earnings for the six months ended June 30, 1996 were $79.8 million, or $1.58 per fully diluted common share. This compares to net earnings of $72.1 million, or $1.45 per fully diluted common share, for the same period in 1995.

     The improvement in net earnings for the second quarter of 1996 is attributable to increases in both net interest income of $6.1 million and noninterest income of $1.6 million, while noninterest expense decreased $4.5 million. Partially offsetting these items was an increase in the provision for losses on loans of $5.6 million. The following is a more complete discussion and analysis of the operating results for the three and six months ended June 30, 1996 compared to the same periods in 1995.


                               EARNINGS ANALYSIS

NET INTEREST INCOME

     Net interest income (FTE) for the second quarter of 1996 was $121.0 million, a 5% increase over the second quarter of 1995 which was $115.0 million and up 1% from the first quarter of 1996 which was $119.5 million. For the first half of 1996, net interest income was $240.5 million compared to $228.2 million for the same period in 1995. The improvement is attributable to the growth of average earning assets, primarily loan and investment securities, and higher yields on loans, partially offset by a higher level of average interest-bearing liabilities and higher rates paid on these liabilities. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

     The net interest margin for the second quarter of 1996 was 4.65% which compares to 4.60% for the same quarter last year and 4.61% for the first quarter of 1996. The net interest margin for the first half of 1996 was 4.63%, five basis points higher than the net interest margin for the same period in 1995. The interest rate spread increased to 3.95% for the second quarter of 1996 from 3.90% for the same period a year ago and compared to 3.91% for the first quarter of 1996.

INTEREST INCOME

     The following table presents a breakdown of average earning assets for the three and six months ended June 30, 1996 and 1995.

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30,                  JUNE 30,
                                  -------------------       -------------------
                                   1996         1995         1996         1995
                                  ------       ------       ------       ------
                                             (DOLLARS IN BILLIONS)
Average earning assets            $10.5        $10.0        $10.4        $10.0
 Comprised of:
 Loans                               69%          69%          69%          68%
 Investment securities               29           27           28           29
 Other earning assets                 2            4            3            3

- -------------------------------

Fully taxable-equivalent yield on
 average earning assets            8.44%        8.47%        8.46%        8.32%

     Fully taxable-equivalent interest income for the second quarter of 1996 increased 4% compared to the same period in 1995 and was level with the first quarter of 1996. The increase for the second quarter of 1996 was due to the growth of average earning assets, primarily loans and investment securities, which increased interest income approximately $8.8 million. Partially offsetting this increase was a three-basis-point decline in the average yield on earning assets of approximately $1.0 million. Average loans for the second quarter of 1996 increased 4% over the same period in 1995 and were level with the first quarter of 1996. Investment securities increased 11% for the same period. For the quarter, the mix of average earning assets remained constant with a slight increase in investment securities.

     For the first half of 1996, fully-taxable interest income increased 6% compared to the same period in 1995. The increase was attributable to growth of average earning assets, principally loans, which accounted for approximately $17.9 million of the increase and a 14-basis-point increase in the average yield on earning assets which accounted for $7.5 million of the change. For the first half of 1996, the mix of average earning assets remained constant.

INTEREST EXPENSE

     The following table presents a breakdown of average interest-bearing liabilities for the three and six months ended June 30, 1996 and 1995.


                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                   ------------------          -----------------
                                                   1996          1995          1996         1995
                                                   ----          ----          ----         ----
                                                                (DOLLARS IN BILLIONS)
Average interest-bearing liabilities               $8.8          $8.5          $8.8         $8.5
Comprised of:
 Deposits                                            91%           92%           92%          92%
 Short-term borrowings                                4             3             3            3
 FHLB advances and long-term debt                     5             5             5            5


- -----------------

Rates paid on average interest-bearing liabilities 4.49%         4.57%         4.53%        4.40%

     Interest expense increased 2% in the second quarter of 1996 compared to the same period in 1995 and decreased 2% from the first quarter of 1996. The increase in interest expense for the second quarter of 1996 is attributable to growth of average interest-bearing liabilities which accounted for approximately $3.5 million of the increase. Partially offsetting this increase was an eight-basis-point decline in the average rate paid on interest bearing liabilities, or approximately $1.7 million.

     For the six months ended June 30, 1996, interest expense increased 7% compared to the same period in 1995. The increase was due to an increase in average interest-bearing liabilities which accounted for approximately $7.0 million of the increase and a 13-basis-point increase in the average rate paid on these liabilities which accounted for approximately $6.1 million of the increase. Most of the increase in the level of interest-bearing liabilities related to interest-bearing deposits.

     The Corporation's interest-rate swaps decreased net interest income for the three and six months ended June 30, 1996 by approximately $135,000 and $490,000, respectively, compared to a decrease of approximately $668,000 and $1.2 million, respectively, for the same periods in 1995. During the second quarter of 1996, all of the Corporation's interest-rate swaps matured.

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans for the second quarter of 1996 was $7.9 million, or .44% of average loans on an annualized basis, compared to $2.3 million, or .13% of average loans, for the same period in 1995 and $8.0 million, or .45% of average loans, for the first quarter of 1996. For the six months ended June 30, 1996, the provision for losses on loans was $15.9 million compared to $4.5 million for the same period in 1995. The increase in the provision over 1995 relates primarily to the significant growth of the credit card portfolio over the past two years in connection with consumer loan marketing efforts. Management expects the provision for losses on loans to remain at the current levels for the remainder of 1996; however, there can be no assurance this will be the case.

NONINTEREST INCOME

     Noninterest income for the second quarter of 1996 was $41.3 million, an increase of 4% over the same period in 1995, and an increase of 3% compared to the first quarter of 1996. For the first half of 1996, noninterest income was $81.5 million compared to $75.7 million for the same period in 1995. The major components of noninterest income are presented on the face of the statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

     For the second quarter and first half of 1996, noninterest income included a one-time increase in trust service income of approximately $1.3 million. The fees arose from a court award of several years of fees related to a subsidiary bank which acted as trustee for certain trust accounts that were involved in litigation which has now been resolved. These fees were the primary reason for the increase in noninterest income for the second quarter of 1996 compared to the same period in 1995 and the first quarter of 1996.

     For the first half of 1996, noninterest income increased $4.5 million in addition to the trust fees described above. The significant items increasing revenues for the period were earnings from the Corporation's 29% limited partnership investment in VSIBG of $1.3 million, increased revenues from the Corporation's mortgage origination and servicing operations of $1.8 million, brokerage fee income from the Corporation's discount brokerage operations of $696,000, commissions from the sales of annuities of $699,000, and bank card income of $516,000. Partially offsetting these items were declines in profits and commissions from the Corporation's SBA trading operations which decreased $1.3 million for the first half of 1996 ($2.2 million for the second quarter of 1996) compared to 1995 due to unfavorable market conditions and service charges on deposit accounts which decreased $1.7 million.

NONINTEREST EXPENSE

     Noninterest expense for the second quarter of 1996 decreased $4.5 million to $89.2 million which compares to $93.7 million for the second quarter of 1995 and was level with the first quarter of 1996. The major components of noninterest expense are detailed on the face of the statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

     The decrease in noninterest expenses for the second quarter of 1996 and the first half of the year compared to the same periods in 1995 relates to decreases in FDIC insurance assessments of $4.2 million and $8.0 million, respectively. The decline in assessments relates to lower assessments for Bank Insurance Fund (BIF) deposits. The majority of the current assessment relates to Savings Association Insurance Fund (SAIF) deposits which should remain at the current level for the remainder of 1996. See the discussion below regarding "Special Regulatory Assessments."

     Salaries and employee benefits expense, the largest component of noninterest expense, decreased $770,000 and $599,000, respectively, for the three and six months ended June 30, 1996 compared to 1995. The lack of growth relates primarily to the reduction in the number of employees as a result of the Corporation's 1994 restructuring plan. The reductions achieved have been partially offset by acquisitions, and the growth of certain operations. At June 30, 1996, the Corporation had 5,075 full-time-equivalent employees compared to 5,287 at June 30, 1995 and 5,107 at March 31, 1996.

EARNINGS CONSIDERATIONS RELATED TO PENDING ACQUISITIONS

     It is expected that the Corporation or the institutions acquired by it (Note 2 to the unaudited interim consolidated financial statements) will incur charges arising from such acquisitions and from the assimilation of those institutions into the Corporation's organization. The majority of the charges are expected to relate to the Leader Financial Corporation (Leader Federal) acquisition. Anticipated charges would normally arise from charges such as, but not limited to, legal and accounting fees, financial advisory fees, consulting fees, payment of contractual benefits triggered by a change of control, early retirement and involuntary separation and related benefits, costs associated with elimination of duplicate facilities and branch consolidations, data processing charges, cancellation of vendor contracts, the potential for additional provisions for losses on loans and similar costs which normally arise from the consolidation of operational activities.

     Aggregate charges expected to arise from the Corporation's six pending acquisitions have been preliminarily estimated to be in the range of $17 million to $22 million after taxes, which does not include a potential after-tax charge of approximately $6.0 million for the recapture of Leader Federal's thrift bad debt reserve which, under existing law, would be triggered by the merger of Leader Federal Bank for Savings into the Corporation's principal subsidiary, Union Planters National Bank (UPNB), and certain other banking subsidiaries. Legislation passed by both the House and Senate on August 2, 1996 and awaiting signature by the President of the United States as of August 8, 1996 would substantially decrease the federal income taxes associated with a recapture of a thrift institution's bad debt reserve. There is no assurance that such pending legislation will be signed into law by the President. Should the President veto the bad debt legislation, the Corporation may still merge Leader Federal Bank for Savings into UPNB, thereby triggering a recapture of Leader Federal Bank for Savings' bad debt reserve and incurring an expense of approximately $6.0 million, should it be determined that the cost savings associated with the consolidation of Leader Federal Bank for Savings' and UPNB's banking operations would exceed the tax expense. The Corporation is unable to predict if or when such bad debt reserve recapture legislation will be signed into law. In addition, the range of potential charges set forth above does not take into account any potential assessments for recapitalization of the SAIF Insurance Fund discussed below. To the extent that the Corporation's recognition of these acquisition-related charges is contingent upon consummation of a particular transaction, those charges would be recognized in the period in which such transaction closes. This range of potential charges is based on currently available information as well as preliminary estimates and is subject to change. The range is provided as a preliminary estimate of the significant charges which may in the aggregate be required and should be viewed accordingly.

SPECIAL REGULATORY ASSESSMENT

     The Corporation's 1995 Annual Report, on page 10, provides a discussion of several bills that were under consideration by the Congress which would have resulted in a one-time assessment. The purpose of the legislation is to provide additional financing for the SAIF Insurance Fund and to provide for interest payments on the Financing Corporation (FICO) bonds issued in connection with earlier Congressional efforts to support the then failing thrift industry. The proposals are under strong criticism from the banking industry and, as of July 31, 1996, the proposed legislation had not passed and, based on currently available information, management does not expect it to pass in 1996. The Corporation does expect some form of legislation to be passed in the near future relative to the recapitalization of the SAIF Insurance Fund.

     A common feature of these proposals is a one-time special assessment of from 70 to 85 basis points on all deposits insured by the SAIF ($0.70 to $0.85 per $100 of covered deposits) (SAIF-Insured Deposits). Not all SAIF-Insured Deposits will be subject to the assessment at the 70 to 85 basis point level. Those SAIF-Insured Deposits which have been acquired by banks in so-called Oakar transactions (Oakar deposits) may be assessed at a lower rate (one proposal suggests 20% lower.) In addition to the special assessment on SAIF-Insured Deposits, the proposals also contemplate annual assessments on deposits which are insured by the BIF (BIF Deposits). The assessment on BIF Deposits would be for the purpose of paying interest on the FICO bonds until they mature in 2017. It is unknown at this time what the assessment level will be on the BIF Deposits, but it is believed the assessment will be approximately
2.4 basis points ($0.024 per $100 of covered deposits). The proposals generally provide that such assessments will reduce the paying institution's taxable income.

     At June 30, 1996, the Corporation's banking subsidiaries had approximately $1.3 billion in SAIF-Insured Deposits, approximately $1.0 billion of which are Oakar Deposits. Assuming a one-time assessment of $.70 to $.85 per $100 of SAIF-Insured Deposits, the estimated after tax impact would be approximately $5.8 million to $7.0 million. The Corporation's pending acquisitions had SAIF-Insured Deposits totaling approximately $1.8 billion (Leader Federal $1.6 billion and other pending acquisitions $217 million) at June 30, 1996, which would increase the after tax range of charges approximately $7.7 million to $9.3 million assuming the acquisitions are consummated. Should the proposed legislation be adopted at the levels indicated, the Corporation's subsidiaries would be required to take significant charges in relation to these special assessments.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES



                                                                            THREE MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------------
                                                                   1996                                        1995
                                                  ------------------------------------      -------------------------------------
                                                                  INTEREST                                    INTEREST
                                                    AVERAGE       INCOME/       YIELD/        AVERAGE         INCOME/      YIELD/
                                                    BALANCE       EXPENSE        RATE         BALANCE         EXPENSE       RATE
                                                  ----------      --------      ------      -----------       ---------    ------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
 Interest-bearing deposits at
  financial institutions                         $     3,816      $     41       4.32%      $    40,051       $    645      6.46%
 Federal funds sold and securities
  purchased under agreements to resell               103,492         1,322       5.14           182,916          2,753      6.04
 Trading account assets                              146,745         2,728       7.48           170,514          3,269      7.69
 Investment securities (2)
  Taxable securities                               2,534,086        39,247       6.23         2,206,076         34,534      6.28
  Tax-exempt securities (1)                          478,838        11,069       9.30           512,448         11,748      9.20
                                                 -----------      --------                  -----------       --------
        Total investment securities                3,012,924        50,316       6.72         2,718,524         46,282      6.83
 Loans, net of unearned income (1)                 7,201,759       165,181       9.22         6,911,210        158,792      9.22
                                                 -----------      --------                  -----------       --------
        TOTAL EARNING ASSETS (1) AND (2)          10,468,736       219,588       8.44        10,023,215        211,741      8.47
                                                                  --------                                    --------

 Cash and due from banks                             430,674                                    430,599
 Premises and equipment                              229,284                                    225,036
 Allowance for losses on loans                      (137,833)                                  (136,164)
 Other assets                                        304,877                                    278,749
                                                 -----------                                -----------
        TOTAL ASSETS                             $11,295,738                                $10,821,435
                                                 ===========                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                           $ 1,497,711      $ 11,677       3.14%      $ 1,407,822       $ 10,970      3.13%
 Savings deposits                                  1,779,514        11,013       2.49         1,782,591         12,268      2.76
 Certificates of deposit of
  $100,000 and over                                  766,983        11,285       5.92           692,637          9,357      5.42
 Other time deposits                               4,000,497        53,284       5.36         3,971,099         53,996      5.45
 Short-term borrowings                               310,101         3,729       4.84           214,588          2,941      5.50
 Federal Home Loan Bank advances                     257,093         3,581       5.60           299,433          4,559      6.11
 Long-term debt
  Subordinated capital notes and
   debentures                                        213,993         3,957       7.44           115,016          2,337      8.15
  Other                                                1,780            40       9.04            15,897            324      8.17
                                                 -----------      --------                  -----------       --------
        TOTAL INTEREST-BEARING LIABILITIES         8,827,672        98,566       4.49         8,499,083         96,752      4.57
                                                                  --------                                    --------
 Noninterest-bearing demand deposits               1,351,321                                  1,319,006
                                                 -----------                                -----------
        TOTAL SOURCES OF FUNDS                    10,178,993                                  9,818,089
 Other liabilities                                   129,967                                    129,715
 Shareholders' equity                                986,778                                    873,631
                                                 -----------                                -----------
        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                    $11,295,738                                $10,821,435
                                                 ===========                                ===========

NET INTEREST INCOME                                               $121,022                                    $114,989
                                                                  ========                                    ========

INTEREST RATE SPREAD                                                             3.95%                                      3.90%
                                                                                 ====                                       ====

NET INTEREST MARGIN                                                              4.65%                                      4.60%
                                                                                 ====                                       ====
- -----------------------------

(1) Taxable-equivalent adjustments:
      Loans                                                       $    551                                    $    466
      Investment securities                                          3,628                                       3,798
                                                                  --------                                    --------
                                                                  $  4,179                                    $  4,264
                                                                  ========                                    ========

(2) Yields are calculated on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES

                                                     THREE MONTHS ENDED JUNE 30,
                                                          1996 VERSUS 1995
                                            -------------------------------------------
                                                   INCREASE
                                                  (DECREASE)
                                             DUE TO CHANGE IN: (1)
                                            ------------------------
                                            AVERAGE         AVERAGE           INCREASE
                                            VOLUME (2)      RATE (2)         (DECREASE)
                                            ----------     ---------         ----------
                                                      (DOLLARS IN THOUSANDS)
INTEREST INCOME
 Interest-bearing deposits at
  financial institutions                     $  (442)      $  (162)           $  (604)
 Federal funds sold and securities
  purchased under agreements to resell        (1,066)         (365)            (1,431)
 Trading account assets                         (451)          (90)              (541)
 Investment securities (FTE)                   4,816          (782)             4,034
 Loans, net of unearned income (FTE)           6,241           148              6,389
                                                                              -------
     TOTAL INTEREST INCOME                     8,833          (986)             7,847
                                                                              -------

INTEREST EXPENSE
 Money market accounts                           672            35                707
 Savings deposits                                (22)       (1,233)            (1,255)
 Certificates of deposit of
  $100,000 and over                            1,038           890              1,928
 Other time deposits                             354        (1,066)              (712)
 Short-term borrowings                         1,176          (388)               788
 Long-term debt                                  909          (551)               358
                                                                              -------
     TOTAL INTEREST EXPENSE                    3,502        (1,688)             1,814
                                                                              -------

CHANGE IN NET INTEREST INCOME                                                 $ 6,033
                                                                              =======

PERCENTAGE INCREASE IN NET INTEREST
 INCOME OVER PRIOR PERIOD                                                        5.25%
                                                                              =======

- -------------------------

FTE - Fully taxable-equivalent

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)  Variances are computed on a line-by-line basis and are nonadditive.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                             SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------------
                                                                   1996                                        1995
                                                  ------------------------------------      -------------------------------------
                                                                  INTEREST                                    INTEREST
                                                    AVERAGE       INCOME/       YIELD/        AVERAGE         INCOME/      YIELD/
                                                    BALANCE       EXPENSE        RATE         BALANCE         EXPENSE       RATE
                                                  ----------      --------      ------      -----------       ---------    ------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
 Interest-bearing deposits at
  financial institutions                         $     3,744      $     98       5.26%      $    30,051       $    960      6.44%
 Federal funds sold and securities
  purchased under agreements to resell               222,890         6,140       5.54           120,454          3,596      6.02
 Trading account assets                              133,849         5,115       7.68           167,469          6,005      7.23
 Investment securities (2)
  Taxable                                          2,420,332        74,982       6.23         2,345,381         71,338      6.13
  Tax-exempt(1)                                      482,527        22,137       9.23           517,502         23,776      9.26
                                                 -----------      --------                  -----------       --------
    Total investment securities                    2,902,859        97,119       6.73         2,862,883         95,114      6.70
 Loans, net of unearned income (1)                 7,184,875       331,153       9.27         6,858,215        308,547      9.07
                                                 -----------      --------                  -----------       --------
    TOTAL EARNING ASSETS (1) and (2)              10,448,217       439,625       8.46        10,039,072        414,222      8.32
                                                                  --------                                    --------
 Cash and due from banks                             425,362                                    429,832
 Premises and equipment                              230,273                                    227,160
 Allowance for losses on loans                      (137,365)                                  (136,629)
 Other assets                                        319,258                                    278,159
                                                 -----------                                -----------
    TOTAL ASSETS                                 $11,285,745                                $10,837,594
                                                 ===========                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                           $ 1,483,224      $ 23,274       3.16%      $ 1,445,247       $ 22,353      3.12%
 Savings deposits                                  1,804,991        22,561       2.51         1,803,629         24,103      2.69
 Certificates of deposit of
  $100,000 and over                                  764,021        22,209       5.85           678,457         17,459      5.19
 Other time deposits                               4,037,244       109,209       5.44         3,905,076        100,622      5.20
 Short-term borrowings                               268,538         6,663       4.99           288,294          7,762      5.43
 Federal Home Loan Bank advances                     258,380         7,130       5.55           277,544          8,422      6.12
 Long-term debt
  Subordinated capital notes and
   debentures                                        214,207         7,975       7.49           115,009          4,643      8.14
 Other                                                 1,842            79       8.62            15,761            641      8.20
                                                 -----------      --------                  -----------       --------
    TOTAL INTEREST-BEARING LIABILITIES             8,832,447       199,100       4.53         8,529,017        186,005      4.40
 Noninterest-bearing demand deposits               1,347,236      --------                    1,326,943       --------
                                                 -----------                                -----------
    TOTAL SOURCES OF FUNDS                        10,179,683                                  9,855,960
 Other liabilities                                   134,424                                    119,422
 Shareholders' equity                                971,638                                    862,212
                                                 -----------                                -----------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                        $11,285,745                                $10,837,594
                                                 ===========                                ===========

NET INTEREST INCOME                                               $240,525                                    $228,217
                                                                  ========                                    ========

INTEREST RATE SPREAD                                                             3.93%                                      3.92%
                                                                                 ====                                       ====

NET INTEREST MARGIN                                                              4.63%                                      4.58%
                                                                                 ====                                       ====
- ---------------------------
(1) Taxable-equivalent adjustments:
     Loans                                                        $  1,063                                    $    941
     Investment securities                                           7,146                                       7,712
                                                                  --------                                    --------
                                                                  $  8,209                                    $  8,653
                                                                  ========                                    ========

(2) Yields are calculated based on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES



                                                      SIX MONTHS ENDED JUNE 30,
                                                          1996 VERSUS 1995
                                            -------------------------------------------
                                                   INCREASE
                                                  (DECREASE)
                                             DUE TO CHANGE IN: (1)
                                            ------------------------
                                            AVERAGE         AVERAGE           INCREASE
                                            VOLUME (2)      RATE (2)         (DECREASE)
                                            ----------     ---------         ----------
                                                      (DOLLARS IN THOUSANDS)
INTEREST INCOME
 Interest-bearing deposits at
  financial institutions                     $  (713)      $  (149)           $  (862)
 Federal funds sold and securities
  purchased under agreements to resell         2,589           (45)             2,544
 Trading account assets                         (966)           76               (890)
 Investment securities (FTE)                   1,538           467              2,005
 Loans, net of unearned income (FTE)          15,546         7,060             22,606
                                                                              -------
     TOTAL INTEREST INCOME                    17,909         7,494             25,403
                                                                              -------

INTEREST EXPENSE
 Money market accounts                           637           284                921
 Savings deposits                                  1        (1,543)            (1,542)
 Certificates of deposit of
  $100,000 and over                            2,372         2,378              4,750
 Other time deposits                           3,600         4,987              8,587
 Short-term borrowings                          (504)         (595)            (1,099)
 Long-term debt                                2,278          (800)             1,478
                                                                              -------
     TOTAL INTEREST EXPENSE                    7,022         6,073             13,095
                                                                              -------

CHANGE IN NET INTEREST INCOME                                                 $12,308
                                                                              =======

PERCENTAGE INCREASE IN NET INTEREST
INCOME OVER PRIOR PERIOD                                                         5.39%
                                                                              =======

- -----------------------

FTE - Fully taxable-equivalent

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)  Variances are computed on a line-by-line basis and are nonadditive.

                              FINANCIAL CONDITION

     The Corporation's total assets were $11.4 billion at June 30, 1996 compared to $10.9 billion at June 30, 1995, and $11.3 billion at December 31, 1995. Average assets for both the three and six months ended June 30, 1996 were $11.3 billion, compared to $10.8 billion for both periods in 1995.

INVESTMENT SECURITIES

     The Corporation's investment securities portfolio of $3.1 billion at June 30, 1996 consisted entirely of available for sale securities which are carried on the balance sheet at fair value. This compares to investment securities of $2.8 billion at December 31, 1995. At June 30, 1996, and December 31, 1995, these securities had net unrealized gains of $4.1 million and $34.7 million, respectively. Reference is made to Note 5 to the interim financial statements which provides the composition of the investment portfolio at June 30, 1996 and December 31, 1995.

     U.S. Treasury and U.S. Government agency obligations represented approximately 80% of the investment securities portfolio at June 30, 1996. The Corporation has some credit risk in the investment portfolio; however, management does not consider that risk to be significant.

     The REMIC and CMO issues in the investment securities portfolio are 96% U.
S. Government agencies issues; the remaining 4% are readily marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues held are currently rated "AAA" by either Standard & Poors or Moodys. The REMIC and CMO portions of the investment securities portfolio include approximately 53% in floating-rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase investment securities at or near par value to reduce risk of premium write-offs on unexpected prepayments. The limited credit risk in the investment securities portfolio consists of the holdings of (i) municipal securities; (ii) nonagency CMOs and mortgage-backed securities; and (iii) corporate stocks, debentures and mutual funds which accounted for 16%, 1%, and 3%, respectively, of the investment securities portfolio at June 30, 1996.

     At June 30, 1996, the Corporation had approximately $93 million of structured notes, which constituted approximately 3% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds, floating-rate notes, and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio at fair value. The unrealized loss in these securities at June 30, 1996 was approximately $1.1 million. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity and involves no credit risk.

LOANS

     Loans at June 30, 1996 were $7.2 billion compared to $7.0 billion and $7.1 billion at June 30, 1995 and December 31, 1995, respectively. Average loans for the second quarter of 1996 were $7.2 billion, a 4% increase over the $6.9 billion for the second quarter of 1995. For the first half of 1996, average loans were $7.2 billion compared to $6.9 billion for the same period in 1995.
Note 3 to the interim financial statements presents the composition of the loan portfolio. Acquisitions accounted for approximately $180 million of the increase between the second quarter of 1996 and 1995 and had no impact on the change between the first quarter and second quarter of 1996.

     The growth of loans between June 30, 1996 and 1995 is attributable to consumer loans which increased approximately $146 million (approximately $27 million related to credit card loans), loans secured by 1-4 family residential mortgages which increased approximately $51 million, and real estate construction loans which increased approximately $26 million. The growth in these categories of loans was partially offset by a net decrease in the other loan categories of approximately $14 million. Growth of residential real estate loans has slowed due to higher interest rates. Additionally, credit card loan growth has been at a slower pace than was the case in 1995 and 1994. The net decline in other loans relates primarily to commercial, financial, and agricultural loans which decreased approximately $32 million between June 30, 1996 and 1995.

ALLOWANCE FOR LOSSES ON LOANS

     The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the six-month periods ended June 30, 1996 and 1995 and for the year ended December 31, 1995.


                                                          SIX MONTHS ENDED
                                                   ---------------------------
                                                               JUNE 30,                FOR THE YEAR ENDED
                                                      1996             1995             DECEMBER 31, 1995
                                                   ----------       ----------         ------------------
                                                                  (DOLLARS IN THOUSANDS)
Balance at the beginning of the period             $  133,487       $  133,966              $  133,966
Recoveries on loans previously charged off
 Credit cards and related plans                           646              163                     526
 Other consumer loans                                   2,159            2,257                   4,060
 Loans secured by real estate                           1,539            1,575                   2,416
 Commercial, financial, and agricultural                1,893            2,815                   5,188
                                                   ----------       ----------              ----------
     Total recoveries                                   6,237            6,810                  12,190
                                                   ----------       ----------              ----------
Loans charged off
 Credit cards and related plans                         8,085            2,241                  12,088
 Other consumer loans                                   7,299            5,590                  11,742
 Loans secured by real estate                           1,225            3,335                   5,598
 Commercial, financial, and agricultural                3,326            3,151                   8,234
                                                   ----------       ----------              ----------
     Total charge-offs                                 19,935           14,317                  37,662
                                                   ----------       ----------              ----------
     Net charge-offs                                  (13,698)          (7,507)                (25,472)
Provision charged to expense                           15,851            4,538                  22,231
Allowances of banks acquired (1)                          615            1,887                   2,762
                                                   ----------       ----------              ----------
Balance at end of period                           $  136,255       $  132,884              $  133,487
                                                   ==========       ==========              ==========

Loans, net of unearned income,
 at end of period                                  $7,169,872       $6,960,602              $7,069,853
                                                   ==========       ==========              ==========

Average loans, net of unearned income,
 during period                                     $7,184,875       $6,858,215              $6,990,400
                                                   ==========       ==========              ==========

Ratios:
 Allowance at end of period to loans,
  net of unearned income                                 1.90%            1.91%                   1.89%
 Charge-offs to average loans,
  net of unearned income (2)                              .56              .42                     .54
 Recoveries to average loans,
  net of unearned income (2)                              .18              .20                     .18
 Net charge-offs to average loans,
  net of unearned income (2)                              .38              .22                     .36
 Provision to average loans,
  net of unearned income(2)                               .44              .13                     .32

- --------------------

(1) At date of acquisition for acquisitions accounted for using the purchase method of accounting and as of January 1 for acquisitions accounted for using the pooling of interests method of accounting
(2)  Amounts annualized for June 30, 1996 and 1995


     The allowance at June 30, 1996 was $136.3 million, an increase of $2.8 million over December 31, 1995, and compared to $132.9 million at June 30, 1995. The provision for losses on loans exceeded net charge-offs for the first half of 1996 by $2.2 million which accounted for most of the increase from December 31, 1995, while the allowances of banks acquired accounted for the remainder. Net charge-offs for the second quarter of 1996 were $7.9 million compared to $5.8 million for the first quarter of 1996 and $6.2 million for the second quarter of 1995. Management believes that the allowance is sufficient to absorb estimated losses inherent in the loan portfolio at June 30, 1996.

     Net charge-offs of credit cards for the first half of 1996 were $7.4 million, an increase of $5.4 million over the same period in 1995 which accounted for most of the increase in net charge-offs. Net charge-offs of these loans are expected to be in a range of approximately $5.5 to $6.5 million per quarter for the remainder of 1996. No other significant increases in charge-offs are expected.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES


                                            JUNE 30,               DECEMBER 31,
                                            -------------------    ------------
                                              1996        1995         1995
                                            -------     -------    ------------
                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans                            $37,196     $30,910       $32,847
Restructured loans                            1,150       1,986         1,330
                                            -------     -------       -------

     Total nonperforming loans               38,346      32,896        34,177
                                            -------     -------       -------

Foreclosed property
 Other real estate owned, net                 6,356       6,603         6,561
 Other foreclosed properties                    562         448         1,138
                                            -------     -------       -------

     Total foreclosed properties              6,918       7,051         7,699
                                            -------     -------       -------

     Total nonperforming assets             $45,264     $39,947       $41,876
                                            =======     =======       =======

Loans 90 days or more past due
 and not on nonaccrual status               $19,522     $12,466       $18,317
                                            =======     =======       =======
- -----------------------

Nonperforming loans as a
 percentage of loans                            .53%        .47%          .48%

Nonperforming assets as a
 percentage of loans plus
 foreclosed properties                          .63         .57           .59

Allowance for losses on loans
 as a percentage of
 nonperforming loans                            355         404           391

Loans 90 days or more past
 due and not on nonaccrual
 status as a percentage of loans                .27         .18           .26


    A breakdown of nonaccrual loans and loans 90 days or more past due and not on nonaccrual status is as follows:


                                                                                   LOANS 90 DAYS
                                                   NONACCRUAL LOANS               OR MORE PAST DUE
                                                -------------------------     -------------------------
                                                JUNE 30,     DECEMBER 31,     JUNE 30,     DECEMBER 31,
              LOAN TYPE                           1996           1995           1996           1995
- ----------------------------------------        --------     ------------     --------     ------------
                                                             (DOLLARS IN THOUSANDS)
Secured by single family residential            $14,148        $12,149        $ 3,208        $ 5,084
Secured by nonfarm nonresidential                 5,194          5,037          1,124            383
Other real estate                                 2,961          4,578            237            560
Commercial, financial, and agricultural,
 including direct lease financing                11,176          7,848          2,908          2,468
Credit cards and related plans                       33             15          8,074          5,269
Other consumer                                    3,684          3,220          3,971          4,553
                                                -------        -------        -------        -------
     TOTAL                                      $37,196        $32,847        $19,522        $18,317
                                                =======        =======        =======        =======

     The Corporation's asset-quality indicators are currently at acceptable levels, in management's opinion. Nonperforming assets increased $3.4 million from December 31, 1995 and $3.3 million from March 31, 1996. Most of the increase from December 31, 1995 relates to nonaccrual loans, primarily commercial, financial, and agricultural loans which increased approximately $3.3 million and single family residential loans which increased approximately $2.0 million. These increases were offset by a decline in other real estate loans of $1.6 million and by small decreases in restructured loans and other real estate owned. Loans 90 days or more past due and still accruing interest increased $1.2 million over December 31, 1995 and were down slightly from the first quarter of 1996. The increase relates primarily to credit card loans. No significant increases are expected in nonperforming assets in 1996 but there will likely be a gradual increase as the loan portfolio continues to grow.

POTENTIAL PROBLEM ASSETS

     Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets have been loans that become nonperforming. At June 30, 1996, the Corporation had potential problem assets (all of which were loans) aggregating $19.4 million.

OFF-BALANCE-SHEET INSTRUMENTS

     As of June 30, 1996, all of the Corporation's interest-rate swaps had matured. A summary of the impact of the swaps on net interest income and the balance at year end follows:

                                                               NET INTEREST
                                                               INCOME IMPACT
                                                             -----------------
                                      NOTIONAL AMOUNT        SIX MONTHS ENDED
                                  ----------------------         JUNE 30,
                                  JUNE 30,  DECEMBER 31,     -----------------
 BALANCE SHEET INSTRUMENTS          1996        1995          1996       1995
                                  --------  ------------     ------     ------
                                              (DOLLARS IN MILLIONS)
Loans                              $  -         $150          $(.3)     $ (.9)
Long-term debt-debentures             -           50           (.2)       (.4)
Long-term debt-FHLB
  advances                            -            -             -         .1
                                   ----         ----          ----      -----
       Total                       $  -         $200          $(.5)     $(1.2)
                                   ====         ====          ====      =====

ASSET LIABILITY MANAGEMENT

     The following table presents the Corporation's interest-rate sensitivity
(GAP) analysis at June 30, 1996. The analysis is made as of that point-in-time and could change significantly on a daily basis. This analysis alone cannot be relied upon to predict how the Corporation is positioned to react to changing interest rates. Other factors such as the growth of earning assets, the mix of earning assets and interest-bearing liabilities, the magnitude of the interest-rate changes, the timing of the repricing of assets and liabilities, interest-rate spreads, and the asset/liability strategies implemented by management impact the Corporation's net interest income. This discussion should be read in connection with the discussion in the 1995 Annual Report on page 16. At June 30, 1996, the GAP analysis indicated that the Corporation was liability sensitive with $118 million more liabilities than assets repricing within one year. At 1% of total assets, this position was within management's guidelines of 10% of total assets.

     Balance sheet simulation analysis has been conducted at June 30, 1996 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at June 30, 1996, and holds the rates and volumes constant for simulation. When this projection is subjected to immediate and parallel shifts in interest rates (rate shocks) of 200 basis points, first rising and then falling, the annual impact on the Corporation's net interest income was a positive $15.5 million and a negative $23.2 million pretax, respectively. Another simulation uses a "most likely" scenario of rates rising 75 basis points gradually over the next twelve months resulting in a $7.7 million pretax increase in net interest income from the constant rate/volume projection. The results under these scenarios are within the Corporation's policy limit of 5% of shareholders' equity.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                  RATE-SENSITIVITY ANALYSIS AT JUNE 30, 1996

                                                               INTEREST-SENSITIVE WITHIN (1) AND (6)
                                       --------------------------------------------------------------------------------------
                                                                                                          NON-
                                        0-30     31-90     91-180  181-365    1-2      2-5       OVER    INTEREST-
                                        DAYS     DAYS       DAYS     DAYS    YEARS    YEARS    5 YEARS    BEARING     TOTAL
                                       -----   --------   ------   -------   -----    -----    -------   --------    --------
                                                                   (DOLLARS IN MILLIONS)
ASSETS
Loans and leases (2) and (3)           $1,869    $  471    $604    $  957   $  617   $1,898    $  749      $   37     $ 7,202
Investment securities (4) and (5)         405       281     322       469      464      572       541           -       3,054
Other earning assets                      179        90       -         -        -        -         -           -         269
Other assets                                -         -       -         -        -        -         -         843         843
                                       ------    ------    ----    ------   ------   ------    ------      ------     -------
        TOTAL ASSETS                   $2,453    $  842    $926    $1,426   $1,081   $2,470    $1,290      $  880     $11,368
                                       ======    ======    ====    ======   ======   ======    ======      ======     =======

SOURCES OF FUNDS
Money market deposits (6) and (7)      $    -    $  448    $  -    $  448   $    -   $  597    $    -      $    -     $ 1,493
Other savings and time deposits           733     1,233     701       945      485    1,588        23           -       5,708
Time deposits over $100,000               192       138     143       165       66       45         1           -         750
Short-term borrowings                     419         2       -         -        -        -         -           -         421
Federal Home Loan Bank advances           176         8       3        11       15       31        14           -         258
Long-term debt                              -         -       -         -        1        1       213           -         215
Noninterest-bearing deposits                -         -       -         -        -        -         -       1,393       1,393
Other liabilities                           -         -       -         -        -        -         -         122         122
Shareholders' equity                        -         -       -         -        -        -         -       1,008       1,008
                                       ------    ------    ----     -----   ------   ------    ------     -------     -------
        TOTAL SOURCES OF FUNDS         $1,520    $1,829    $847    $1,569   $  567   $2,262    $  251     $ 2,523     $11,368
                                       ======    ======    ====    ======   ======   ======    ======     =======     =======

INTEREST RATE SENSITIVITY GAP          $  933    $ (987)   $ 79     $(143)  $  514   $  208    $1,039     $(1,643)

CUMULATIVE INTEREST RATE
SENSITIVITY GAP                        $  933    $  (54)   $ 25     $(118)  $  396   $  604    $1,643     $     -

CUMULATIVE GAP AS A PERCENTAGE
OF TOTAL ASSETS (7)                         8%        -%      -%       (1)%      3%       5%       14%

- ---------------------------------

Management has made the following assumptions in preparing the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2)  Nonaccrual loans are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal prepayment patterns of comparable mortgage-backed securities.
(4) The scheduled maturities of mortgage-backed securities, including REMICs and CMOs, assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(5) Securities are scheduled according to their call dates when valued at a premium to par.
(6) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(7) If all money-market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been negative (20%), (20%), (20%), (17%), (13%), and positive 5% and 14%, respectively, for the 0-30 Days, 31-90 Days, 91-180 Days, 181-365 Days, 1-2 Years, 2-5 Years, and over 5 Years categories at June 30, 1996.

LIQUIDITY

     The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation. Core deposits, along with available for sale securities and other marketable earning assets, provide liquidity for the Corporation. The following table presents an analysis of the Corporation's deposits:


                                                                         AVERAGE DEPOSITS
                                              -----------------------------------------------------------------
                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,           MARCH 31,              JUNE 30,
                                              -------------------------  ----------    ------------------------
                                                  1996         1995         1996           1996         1995
                                              ----------    ----------   ----------    -----------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Demand deposits                               $1,351,321    $1,319,006    $1,343,150    $1,347,236   $1,326,943
Money market accounts (a)                      1,497,711     1,407,822     1,468,737     1,483,224    1,445,247
Savings deposits (b)                           1,779,514     1,782,591     1,830,468     1,804,991    1,803,629
Other time deposits (c)                        4,000,497     3,971,099     4,073,991     4,037,244    3,905,076
                                              ----------    ----------    ----------    ----------   ----------
      Total core deposits                      8,629,043     8,480,518     8,716,346     8,672,695    8,480,895
Certificates of deposit of $100,000 and over     766,983       692,637       761,060       764,021      678,457
                                              ----------    ----------    ----------    ----------   ----------
      Total deposits                          $9,396,026    $9,173,155    $9,477,406    $9,436,716   $9,159,352
                                              ==========    ==========    ==========    ==========   ==========

- -------------------------------

(a) Includes money market savings accounts, High Yield accounts, and super NOW accounts.
(b)  Includes regular and premium savings accounts and NOW accounts.
(c) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.


     Average deposits for the second quarter were $9.4 billion, which represents an increase of $223 million over the same period in 1995, and relates primarily to deposits of acquired banks. Compared to the first quarter of 1996, average deposits decreased approximately $81 million.

     The parent company's current source of liquidity is management fees and dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At June 30, 1996, the parent company had cash and cash equivalents totaling $24.2 million. The parent company's net working capital at June 30, 1996 was $160.7 million. At July 1, 1996, the parent company could have received dividends from subsidiary banks of $49 million without prior regulatory approval. The payment of additional dividends will be dependent on the future earnings of the Corporation's subsidiary banks. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of dividends and servicing of its long-term debt.

SHAREHOLDERS' EQUITY

     The Corporation's total shareholders' equity increased $41.3 million from December 31, 1995 to $1.0 billion at June 30, 1996. The increase was due to retained net earnings of $51.6 million and Common Stock issued in connection with employee benefit and dividend reinvestment plans of $8.6 million, partially offset by the net change in the unrealized gain (loss) on available for sale securities, net of taxes, which reduced shareholders' equity by $18.9 million.

CAPITAL ADEQUACY

     The following table presents certain capital-adequacy ratios of the Corporation and the table on the following page presents the calculation of the Corporation's risk-based capital.

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        -------------------      DECEMBER 31,
                                                                          1996       1995            1995
                                                                        -------     -------      ------------
CAPITAL ADEQUACY DATA
Total shareholders' equity/
 total assets (at period end)                                            8.86%        8.21%          8.57%
Average shareholders' equity/average total assets                        8.61         7.96           8.21
Tier 1 capital/unweighted
 assets (leverage ratio) (a)                                             8.49         7.88           8.09
Parent company long-term debt/equity                                    21.18        12.80          22.22
Dividend payout ratio                                                   35.41        34.12          37.55

- --------------------------
(a)  Based on period-end capital and quarterly adjusted average assets.

     At June 30, 1996, total shareholders' equity was 8.86% of total assets and the leverage ratio was 8.49% compared to 8.57% and 8.09%, respectively, at December 31, 1995. The improvement in these ratios has resulted primarily from the Corporation's retained net earnings.

     The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification. The Corporation's risk-based capital increased from year end due primarily to retained net earnings. Risk-weighted assets increased during the first half of 1996 as a result of loan growth, since loans are typically 100% risk-weighted, and also increased as a result of acquisitions during the first quarter.

                              RISK-BASED CAPITAL

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                        ----------------------------------         DECEMBER 31,
                                                           1996                    1995               1995
                                                        ----------             -----------         -----------
                                                                       (DOLLARS IN THOUSANDS)
Tier 1 capital
  Shareholders' equity                                  $1,007,608             $  897,066          $  966,331
  Minority interest in consolidated subsidiaries             1,088                  1,088               1,088
  Less goodwill, other intangibles, and one-half
   of investment in unconsolidated subsidiaries            (49,130)               (45,940)            (46,913)
  Less deferred tax asset not qualifying for
   regulatory capital                                       (2,428)                (2,295)             (2,237)
  Unrealized (gain) loss on available for
   sale securities                                          (2,489)                  (664)            (21,366)
                                                        ----------             ----------          ----------
     Total Tier 1 capital                                  954,649                849,255             896,903
Tier 2 capital
  Allowance for losses on loans (1)                         91,042                 85,469              89,230
  Qualifying long-term debt                                174,065                 74,566             174,166
  Less one-half of investment in unconsolidated
   subsidiaries                                               (113)                  (104)               (107)
                                                        ----------             ----------          ----------
     Total capital                                      $1,219,643             $1,009,186          $1,160,192
                                                        ==========             ==========          ==========

Risk-weighted assets (2)                                $7,237,953             $6,790,144          $7,094,254
                                                        ==========             ==========          ==========

Ratios as a percent of end of
 period risk-weighted assets
     Tier 1 capital                                          13.19%                 12.51%              12.64%
     Total capital                                           16.85                  14.86               16.35

- --------------------------------------
(1) Limited as required by regulatory guidelines.
(2) Based on "risk-weighted assets" as defined by regulatory guidelines.

CAPITAL EXPENDITURES

     During the second quarter of 1996, the Corporation finalized certain plans related to the facilities of the Corporation once the acquisition of Leader Federal has been completed (see Note 2 to the interim unaudited consolidated financial statements). It has been determined that 14 branches will be consolidated following the acquisition, certain branch locations will be renovated, and a 125,000 square foot addition will be made to the Corporation's existing Administrative Center. The total costs of these projects are estimated to be approximately $15 million. These changes are expected to result in reduced occupancy costs for the combined operations of Leader Federal and the Corporation because certain existing space will be vacated and the operation of the new space being constructed is expected to be more cost efficient than existing locations. The net cost savings cannot be quantified precisely at this time.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The information called for by this item is incorporated by reference to
Item 3, Part I of the Corporation's 1995 Form 10-K, Note 19 to the Corporation's consolidated financial statements on pages 62 and 63 of the 1995 Annual Report, Note 10 to the Corporation's unaudited consolidated financial statements included in the quarterly report on Form 10-Q dated March 31, 1996, and Note 10 to the Corporation's unaudited consolidated financial statements included herein.

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Corporation's Annual Meeting of Shareholders was held on April 25, 1996. Matters submitted to and approved by shareholders are listed below, as is a tabulation of voting. Broker nonvotes totaled 47,115.

     (1) The following persons nominated as Directors were elected:

                   Class III                   For       Withheld
                   ---------                   ---       --------
              Jackson W. Moore             34,752,651     291,981
              Benjamin W. Rawlins, Jr.     34,740,289     304,343
              V. Lane Rawlins              34,722,530     322,102
              Richard A. Trippeer, Jr.     34,782,808     261,824

     (2) The selection by the Board of Directors of Price Waterhouse LLP as the Corporation's independent accountants and auditors for the year ending December 31, 1996 was ratified by the following vote:

                For          Against     Abstain
                ---          -------     -------
            34,792,996       119,069     132,567

     (3) The Union Planters Senior Management Performance Incentive Plan was approved by the following vote:

                For         Against      Abstain
                ---         -------      -------
            32,028,946     2,439,064     576,622

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
            11 - Computation of Earnings Per Common Share

            27 - Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K:


     Date of Current Report                           Subject
 ------------------------------      -----------------------------------------
 1.          April 1, 1996           Audited financial statements of Leader
                                     Financial Corporation for 1995, a pending
                                     probable acquisition

 2.          April 2, 1996           Unaudited pro forma consolidated financial
                                     statements dated December 31, 1995 for
                                     certain pending probable acquisitions

 3.          April 18, 1996          Press release announcing first quarter of
                                     1996 net earnings

 4.          May 21, 1996            Interim unaudited consolidated financial
                                     statements for the three months ended
                                     March 31, 1996 for Leader Financial
                                     Corporation, a pending probable
                                     acquisition

 5.          May 22, 1996            Unaudited pro forma consolidated financial
                                     statements dated March 31, 1996 for certain
                                     probable pending acquisitions

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


Date:  August 9, 1996
       --------------




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