Form 10-Q
period 1996-09-30
UNION PLANTERS CORP
filed 1996-11-08
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q




  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


                                       OR


 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period               to                .
                          -------------    ----------------


Commission File No.  1-10160
                     -------

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)



      Tennessee                                            62-0859007
------------------------                    -----------------------------------
(State of incorporation)                      (IRS Employer Identification No.)




         7130 Goodlett Farms Parkway, Memphis, Tennessee          38018
        ----------------------------------------------------------------
        (Address of principal executive offices)              (ZIP Code)


      Registrant's telephone number, including area code:   (901) 580-6000
                                                          -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes   X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



         Class                         Outstanding at October 31, 1996
-------------------------            ---------------------------------
Common stock $5 par value                     63,476,721

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996



                                     INDEX



                                                                               Page
                                                                               ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            a)   Consolidated Balance Sheet - September 30, 1996,
                 September 30, 1995, and December 31, 1995                      3

            b)   Consolidated Statement of Earnings -
                 Three and Nine Months Ended September 30, 1996 and 1995        4

            c)   Consolidated Statement of Changes in Shareholders' Equity -
                 Nine Months Ended September 30, 1996                           5

            d)   Consolidated Statement of Cash Flows -
                 Nine Months Ended September 30, 1996 and 1995                  6

            e)   Notes to Unaudited Consolidated Financial Statements           7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      13


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                  31

   Item 2.  Changes in Securities                                              31

   Item 3.  Defaults Upon Senior Securities                                    31

   Item 4.  Submission of Matters to a Vote of Security Holders                31

   Item 5.  Other Information                                                  31

   Item 6.  Exhibits and Reports on Form 8-K                                   31

   Signatures                                                                  32

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)




                                                                             SEPTEMBER 30,                   DECEMBER 31,
                                                                   ---------------------------------        -------------
                                                                       1996                 1995                 1995
                                                                   -------------        ------------        -------------
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
 Cash and due from banks                                           $    486,140        $    499,254         $   432,949
 Interest-bearing deposits at financial institutions                      6,341              12,997              13,571
 Federal funds sold and securities purchased
  under agreements to resell                                             53,383             278,273             356,655
 Trading account assets                                                 185,757             141,798             121,927
 Loans held for resale                                                   35,912              67,809              68,819
 Investment securities
  Available for sale (Amortized cost: $2,820,620; $2,410,135;
  and $2,740,143, respectively)                                       2,832,346           2,437,234           2,774,890
  Held to maturity (Fair value: $99,150 at September 30, 1995)                -              98,640                   -
 Loans                                                                7,508,057           7,122,689           7,100,051
  Less:  Unearned income                                                (28,316)            (32,447)            (30,198)
         Allowance for losses on loans                                 (131,853)           (133,993)           (133,487)
                                                                   ------------        ------------         -----------
       Net loans                                                      7,347,888           6,956,249           6,936,366
 Premises and equipment                                                 231,177             230,157             228,272
 Accrued interest receivable                                            116,455             107,027             100,686
 Goodwill and other intangibles                                          68,088              62,571              58,535
 Other assets                                                           136,298             128,006             184,446
                                                                   ------------        ------------         -----------
      TOTAL ASSETS                                                 $ 11,499,785        $ 11,020,015         $11,277,116
                                                                   ============        ============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits
  Noninterest-bearing                                              $  1,383,293        $  1,354,887         $ 1,420,358
  Certificates of deposit of $100,000 and over                          759,021             727,343             754,434
  Other interest-bearing                                              7,075,217           7,237,113           7,272,944
                                                                   ------------        ------------         -----------
     Total deposits                                                   9,217,531           9,319,343           9,447,736
 Short-term borrowings                                                  332,717             164,711             241,023
 Short and medium-term bank notes                                       295,000                   -                   -
 Federal Home Loan Bank advances                                        264,409             297,313             268,892
 Long-term debt                                                         212,803             137,297             216,366
 Accrued interest, expenses, and taxes                                   86,679              87,002              90,754
 Other liabilities                                                       55,380              58,867              46,014
                                                                   ------------        ------------         -----------
     TOTAL LIABILITIES                                               10,464,519          10,064,533          10,310,785
                                                                   ------------        ------------         -----------

 Commitments and contingent liabilities                                       -                   -                   -
 Shareholders' equity
  Preferred stock                                                        85,147             105,610              91,810
  Common stock, $5 par value; 100,000,000 shares authorized;
   46,356,179 issued and outstanding (44,956,176 at
   September 30, 1995 and 45,447,031 at December 31, 1995)              231,781             224,781             227,235
  Additional paid-in capital                                            131,167             105,931             111,348
  Net unrealized gain on available for sale securities                    7,165              16,579              21,366
  Retained earnings                                                     580,006             502,581             514,572
                                                                   ------------        ------------         -----------
      TOTAL SHAREHOLDERS' EQUITY                                      1,035,266             955,482             966,331
                                                                   ------------        ------------         -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 11,499,785        $ 11,020,015         $11,277,116
                                                                   ============        ============         ===========




The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  -----------------------
                                                       1996        1995          1996          1995
                                                  ------------  ------------  ------------  ---------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans                          $166,992    $165,526      $494,244      $471,776
Interest on investment securities
 Taxable                                              39,001      32,527       113,983       103,865
 Tax-exempt                                            7,446       7,808        22,437        23,872
Interest on deposits at financial institutions            53         318           151         1,278
Interest on federal funds sold and securities
 purchased under agreements to resell                    887       3,346         7,027         6,942
Interest on trading account assets                     3,008       3,926         8,123         9,931
Interest on loans held for resale                      1,401       1,229         4,239         2,585
                                                    --------    --------      --------      --------
     Total interest income                           218,788     214,680       650,204       620,249
                                                    --------    --------      --------      --------

INTEREST EXPENSE
Interest on deposits                                  86,179      91,524       263,432       256,061
Interest on short-term borrowings                      6,128       2,113        12,791         9,875
Interest on long-term debt                             8,274       7,184        23,458        20,890
                                                    --------    --------      --------      --------
     Total interest expense                          100,581     100,821       299,681       286,826
                                                    --------    --------      --------      --------

     NET INTEREST INCOME                             118,207     113,859       350,523       333,423
Provision for losses on loans                          8,270       5,280        24,121         9,818
                                                    --------    --------      --------      --------

     NET INTEREST INCOME AFTER PROVISION FOR
     LOSSES ON LOANS                                 109,937     108,579       326,402       323,605
                                                    --------    --------      --------      --------

NONINTEREST INCOME
Service charges on deposit accounts                   17,419      18,688        51,530        54,535
Bankcard income                                        5,983       4,851        16,270        14,622
Mortgage servicing income                              2,569       2,527         7,441         6,927
Trust service income                                   2,031       1,880         7,803         5,991
Profits and commissions from trading activities        1,033       2,967         4,137         8,003
Investment securities gains                              194         159           260           156
Other income                                          13,974       9,702        37,232        26,244
                                                    --------    --------      --------      --------
     Total noninterest income                         43,203      40,774       124,673       116,478
                                                    --------    --------      --------      --------

NONINTEREST EXPENSE
Salaries and employee benefits                        42,107      44,022       127,913       130,427
Net occupancy expense                                  6,988       6,825        20,553        20,454
Equipment expense                                      7,292       7,559        21,683        23,160
Other expense                                         48,419      35,497       113,019       104,233
                                                    --------    --------      --------      --------
     Total noninterest expense                       104,806      93,903       283,168       278,274
                                                    --------    --------      --------      --------

     EARNINGS BEFORE INCOME TAXES                     48,334      55,450       167,907       161,809
Applicable income taxes                               14,327      17,436        54,113        51,687
                                                    --------    --------      --------      --------
     NET EARNINGS                                   $ 34,007    $ 38,014      $113,794      $110,122
                                                    ========    ========      ========      ========

     NET EARNINGS APPLICABLE TO COMMON SHARES       $ 32,264    $ 35,704      $108,510      $103,687
                                                    ========    ========      ========      ========

EARNINGS PER COMMON SHARE
     Primary                                        $    .69    $    .79      $   2.35      $   2.31
     Fully diluted                                       .67         .75          2.25          2.20

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
     Primary                                          46,407      45,299        46,097        44,867
     Fully diluted                                    50,850      50,029        50,639        49,439



The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)


                                                                           NET UNREALIZED
                                                                              GAIN ON
                                                                 ADDITIONAL  AVAILABLE
                                            PREFERRED   COMMON    PAID-IN     FOR SALE        RETAINED
                                              STOCK      STOCK    CAPITAL    SECURITIES       EARNINGS        TOTAL
                                            ---------   -------  ---------   ----------      ---------      ---------
                                                                      (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 1996                     $91,810  $227,235   $111,348      $21,366       $514,572        $966,331
Net earnings                                       -         -          -            -        113,794         113,794
Cash dividends
 Common Stock, $.81 per share                      -         -          -            -        (37,173)        (37,173)
 Series B Preferred Stock, $1.02 per share         -         -          -            -            (45)            (45)
 Series E Preferred Stock, $1.50 per share         -         -          -            -         (5,239)         (5,239)
Conversion of Series B Preferred Stock
 to Common Stock                              (4,400)    1,699      2,701            -              -               -
Conversion of Series E Preferred Stck
 to Common Stock                              (2,263)      565      1,698            -              -               -
Common shares issued under employee
 benefit plans and dividend
 reinvestment plan                                 -     2,280     15,410            -         (5,896)         11,794
Change in net unrealized gain on
 available for sale securities,
 net of taxes                                      -         -          -      (14,201)             -         (14,201)
Other                                              -         2         10            -             (7)              5
                                             -------  --------  ---------       ------       --------      ----------
BALANCE, SEPTEMBER 30, 1996                  $85,147  $231,781   $131,167       $7,165       $580,006      $1,035,266
                                             =======  ========  =========       ======       ========      ==========


The accompanying notes are an integral part of these financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      --------------------------
                                                                                         1996           1995
                                                                                      -----------    -----------
                                                                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings                                                                          $  113,794      $  110,122
Reconciliation of net earnings to net cash provided by operating activities:
 Provision for losses on loans and other real estate                                      24,498          10,154
 Depreciation and amortization                                                            17,309          17,491
 Amortization of intangibles                                                               7,639           6,814
 Net accretion of investment securities                                                   (7,134)           (358)
 Net realized gains on sales of investment securities                                       (260)           (156)
 Deferred income tax expense (benefit)                                                    (2,781)          3,951
 (Increase) decrease in assets
  Trading account assets and loans held for resale                                       (30,923)        (27,775)
  Accrued interest receivable and other assets                                            40,251          13,833
 Increase in accrued interest, expenses, taxes, and other liabilities                      2,298          27,177
 Other, net                                                                               (1,213)          2,469
                                                                                      ----------      ----------
      Net cash provided by operating activities                                          163,478         163,722
                                                                                      ----------      ----------

INVESTING ACTIVITIES
Net decrease in short-term investments                                                     7,230           6,985
Proceeds from sales of available for sale securities                                      21,452         396,856
Proceeds from maturities, calls, and prepayments of available for sale securities      1,482,678         413,101
Purchases of available for sale securities                                            (1,536,968)       (183,184)
Proceeds from maturities, calls, and prepayments of held to maturity securities                -         138,574
Purchases of held to maturity securities                                                       -         (81,584)
Net increase in loans                                                                   (393,362)       (229,159)
Net cash received from purchases of financial institutions                                11,297          10,759
Proceeds from the sale of premises and equipment                                           4,794           5,940
Purchases of premises and equipment                                                      (22,056)        (20,443)
                                                                                      ----------      ----------
      Net cash (used) provided by investing activities                                  (424,935)        457,845
                                                                                      ----------      ----------

FINANCING ACTIVITIES
Net decrease in deposits                                                                (336,492)       (150,889)
Net increase (decrease) in short-term borrowings                                         278,694        (292,299)
Proceeds from long-term debt                                                             166,507         171,386
Repayment of long-term debt                                                              (66,625)       (100,242)
Proceeds from issuance of common stock, net                                               19,509          12,587
Purchase and retirement of common stock, net                                              (7,715)           (529)
Cash dividends paid                                                                      (42,502)        (37,668)
                                                                                      ----------      ----------
      Net cash provided (used) by financing activities                                    11,376        (397,654)
                                                                                      ----------      ----------

Net (decrease) increase in cash and cash equivalents                                    (250,081)        223,913
Cash and cash equivalents at the beginning of the period                                 789,604         553,893
                                                                                      ----------      ----------
Cash and cash equivalents at the end of the period                                    $  539,523      $  777,806
                                                                                      ==========      ==========

SUPPLEMENTAL DISCLOSURES
Purchases of other financial institutions:
 Fair value of assets acquired                                                        $  129,526      $  256,026
 Liabilities assumed                                                                    (109,476)       (229,017)
 Common stock issued                                                                           -          (6,649)
 Preferred stock issued                                                                        -         (13,503)
                                                                                      ----------      ----------
 Cash paid for the purchase of other financial institutions                               20,050           6,857
 Cash and cash equivalents acquired                                                      (31,347)        (17,616)
                                                                                      ----------      ----------
      Net cash received from purchases of financial institutions                      $  (11,297)     $  (10,759)
                                                                                      ==========      ==========

Cash paid for
 Interest                                                                             $  302,085      $  272,408
 Taxes                                                                                    60,319          29,876
Unrealized gain on available for sale securities                                          11,726          27,099


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

     The accounting policies followed by Union Planters Corporation and its subsidiaries (the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1995 Annual Report to Shareholders, a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 10-K). Certain 1995 amounts have been reclassified to be consistent with the 1996 financial reporting presentation. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year.

NOTE 2. ACQUISITIONS

     Reference is made to the Corporation's Current Reports on Form 8-K dated March 8, 1996, April 1, 1996, May 21, 1996, August 15, 1996, August 16, 1996,
and October 7, 1996 for additional information regarding consummated and pending acquisitions. Note 2 to the consolidated financial statements, on pages 41 through 43 of the Corporation's 1995 Annual Report to Shareholders, provides information regarding acquisitions completed in 1995.

CONSUMMATED ACQUISITIONS AS OF SEPTEMBER 30, 1996

     On January 2, 1996, the Corporation acquired two bank holding companies, First Bancshares of Eastern Arkansas, Inc., and First Bancshares of N.E. Arkansas, Inc., for total cash consideration of $20.1 million, resulting in total intangibles of $5.6 million. Total consolidated assets of the institutions at the date of acquisition were $122 million.

SUBSEQUENT EVENTS - ACQUISITIONS CONSUMMATED SUBSEQUENT TO SEPTEMBER 30, 1996

     On October 1, 1996, the Corporation consummated the following acquisitions:





                                                                                                               APPROXIMATE
                                                                                     METHOD OF                TOTAL ASSETS AT
             INSTITUTION                       CONSIDERATION                        ACCOUNTING              SEPTEMBER 30, 1996
--------------------------------    ----------------------------------       ----------------------       -----------------------
                                                                                                           (DOLLARS IN MILLIONS)
Leader Financial Corporation        15,285,575 shares of Common Stock         Pooling of Interests              $3,406
 in Memphis, Tennessee and its
 subsidiary, Leader Federal Bank
 for Savings

Franklin Financial Group, Inc.         662,667 shares of Common Stock         Pooling of Interests                 137
 in Morristown, Tennessee and its
 subsidiary, Franklin Federal
 Savings Bank

Valley Federal Savings Bank in         414,917 shares of Common Stock         Pooling of Interests                 114
 Sheffield, Alabama

BancAlabama, Inc. in Huntsville,       444,173 shares of Common Stock         Pooling of Interests                  96
 Alabama and its subsidiary,
 BankAlabama-Huntsville              ----------                                                                 ------

         Total shares issued         16,807,332                                         Total assets            $3,753
                                     ==========                                                                 ======

PENDING ACQUISITIONS

     The Corporation has signed definitive agreements pursuant to which it would acquire the following institutions. The amount of consideration to be delivered by the Corporation and method of accounting are based on currently available information and are subject to adjustment based on the terms of the definitive agreements. The closing of each of these transactions is subject to obtaining shareholder and regulatory approvals and the satisfaction of a number of other contractual conditions. All of these transactions are expected to be completed in the fourth quarter of 1996.


                                                                                ANTICIPATED              APPROXIMATE
                                                APPROXIMATE                      METHOD OF              TOTAL ASSETS AT
     INSTITUTION                              CONSIDERATION (1)                 ACCOUNTING             SEPTEMBER 30, 1996
-----------------------------------  --------------------------------   -----------------------     -------------------------
                                                                                                     (DOLLARS IN MILLIONS)
Eastern National Bank, in            Cash, Notes, and Stock (2)         Purchase                             $272
 Miami, Florida (ENB)

Financial Bancshares, Inc. in        1,192,000 shares of Common Stock   Pooling of Interests (3)              327
 St. Louis, Missouri and its
 subsidiaries: First Financial
 Bank of St. Louis, Missouri;
 Citizens First Financial Bank in
 Dexter, Missouri; First Financial
 Bank of Southeast Missouri in
 Sikeston, Missouri; First Financial
 Bank of Mississippi County in
 East Prairie, Missouri; and First
 Financial Bank of Ste. Genevieve,
 Missouri
                                                                                                             ----
    TOTAL                                                                                                    $599
                                                                                                             ====

________________________

(1) Does not include shares to be registered for issuance under outstanding stock options of the institutions to be acquired.
(2) Includes cash in the amount of $4.5 million, Union Planters Corporation Promissory Notes in the face amount of up to $14.5 million, and up to 317,458 shares of Series E Preferred Stock. It is expected that this acquisition will be completed on or before December 31, 1996, assuming that disputes between ENB's shareholders and agencies of the Republic of Venezuela and others pending in the United States District Court for the Southern District of Florida shall have been resolved to the satisfaction of the Corporation by that date.
(3) Because management had initially announced its intent to acquire the Common Stock of the Corporation contracted to be issued in this acquisition, the transaction was to have been accounted for as a purchase. Management no longer intends to repurchase any shares of its Common Stock to be issued in the merger, therefore the acquisition will be accounted for as a pooling of interests.


NOTE 3. LOANS
Loans are summarized by type as follows:
                                                   SEPTEMBER 30,
                                              -----------------------        DECEMBER 31,
                                                1996           1995             1995
                                              --------       --------        ------------
                                                       (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural      $1,380,054    $1,469,677          $1,450,050
Real estate - construction                      338,404       320,314             322,701
Real estate - mortgage
 Secured by 1-4 family residential            2,537,099     2,347,251           2,320,168
 Other mortgage loans                         1,413,422     1,320,150           1,283,937
Home equity                                     175,275       165,047             167,223
Consumer
 Credit cards and related plans                 482,546       363,182             387,445
 Other consumer                               1,121,662     1,078,982           1,108,127
Direct lease financing                           59,595        58,086              60,400
                                             ----------    ----------          ----------
    TOTAL LOANS                              $7,508,057    $7,122,689          $7,100,051
                                             ==========    ==========          ==========


Nonperforming loans are summarized as follows:

                                            SEPTEMBER 30, 1996        DECEMBER 31, 1995
                                          -----------------------  -----------------------
                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans                                $39,876                      $32,847
Restructured loans                                1,098                        1,330
                                                -------                      -------
    Total nonperforming loans                   $40,974                      $34,177
                                                =======                      =======


NOTE 4. ALLOWANCE FOR LOSSES ON LOANS
     The changes in the allowance for losses on loans for the three and nine months ended September 30, 1996, are summarized as follows:


                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30, 1996      SEPTEMBER 30, 1996
                                      ------------------      ------------------
                                                 (DOLLARS IN THOUSANDS)
Beginning balance                         $136,255                 $133,487
Increase due to acquisitions                     -                      615
Decrease due to the sale of loans           (1,628)                  (1,628)
Provision charged to expense                 8,270                   24,121
Recoveries                                   1,934                    8,171
Amounts charged off                        (12,978)                 (32,913)
                                          --------                 --------
Balance, September 30, 1996               $131,853                 $131,853
                                          ========                 ========


     Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." As of September 30, 1996, the amounts of the Corporation's impaired loans and disclosures related thereto are not material.

NOTE 5. INVESTMENT SECURITIES
     The amortized cost and fair value of investment securities (all are classified as available for sale securities) are summarized as follows:


                                                                   SEPTEMBER 30, 1996
                                                  ---------------------------------------------------
                                                                        UNREALIZED
                                                  AMORTIZED           --------------         FAIR
                                                    COST              GAINS   LOSSES         VALUE
                                                  ---------           ------  ------       ----------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Government obligations
U.S. Treasury                                     $  920,504         $ 2,374   $ 3,075     $  919,803
U.S. Government agencies
 Collateralized mortgage obligations                 202,433             722     1,225        201,930
 Mortgage-backed                                     494,321           4,917     3,747        495,491
 Other                                               606,834             703     4,498        603,039
                                                  ----------         -------   -------     ----------
      Total U.S. Government obligations            2,224,092           8,716    12,545      2,220,263
Obligations of states and political subdivisions     484,866          18,765     3,177        500,454
Other stocks and securities                          111,662             113       146        111,629
                                                  ----------         -------   -------     ----------
      TOTAL AVAILABLE FOR SALE SECURITIES         $2,820,620         $27,594   $15,868     $2,832,346
                                                  ==========         =======   =======     ==========

                                                                     DECEMBER 31, 1995
                                                   ---------------------------------------------------
                                                                         UNREALIZED
                                                   AMORTIZED           --------------         FAIR
                                                     COST              GAINS   LOSSES         VALUE
                                                   ---------           ------  ------       ----------
                                                                  (DOLLARS IN THOUSANDS)
U.S. Government obligations
  U.S. Treasury                                   $  825,107         $ 8,300   $   346     $  833,061
  U.S. Government agencies
    Collateralized mortgage obligations              166,109             578       782        165,905
    Mortgage-backed                                  582,310           6,746     1,436        587,620
    Other                                            573,250           2,159       960        574,449
                                                  ----------         -------   -------     ----------
      Total U.S. Government obligations            2,146,776          17,783     3,524      2,161,035
Obligations of states and political subdivisions     490,676          22,833     2,481        511,028
Other stocks and securities                          102,691             225        89        102,827
                                                  ----------         -------   -------     ----------
      TOTAL AVAILABLE FOR SALE SECURITIES         $2,740,143         $40,841   $ 6,094     $2,774,890
                                                  ==========         =======   =======     ==========

     Investment securities having a carrying value of approximately $1.1 billion at both September 30, 1996 and December 31, 1995 were pledged to secure public and trust funds on deposit, FHLB advances, and securities sold under agreements to repurchase.

     The following table presents the gross realized gains and losses on investment securities for the nine months ended September 30, 1996 and 1995. The gains and losses on held to maturity securities for 1995 resulted from redemption calls of securities.



                                                   REALIZED GAINS       REALIZED LOSSES
                                                --------------------  --------------------
                                                  1996       1995       1996      1995
                                                ---------  ---------  --------  ----------
                                                          (DOLLARS IN THOUSANDS)

Available for sale securities                   $     271  $   3,229  $    (11) $   (3,142)
Held to maturity securities                             -         70         -          (1)
                                                ---------  ---------  --------  ----------
   Total                                        $     271  $   3,299  $    (11) $   (3,143)
                                                =========  =========  ========  ==========

NOTE 6. OTHER NONINTEREST INCOME AND EXPENSE

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                ------------------    -----------------
                                                  1996      1995        1996     1995
                                                --------  --------    -------- --------
                                                          (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
 Credit life insurance commissions              $  1,346  $  1,242    $  3,799  $  3,700
 Sale of mortgage servicing                          246       298         829       562
 Customer ATM usage fees                           1,560       800       3,179     2,417
 VSIBG partnership earnings                          415       765       2,320     1,418
 Brokerage fee income                                662       454       2,075     1,171
 Other                                             9,745     6,143      25,030    16,976
                                                --------  --------   ---------  --------
   TOTAL OTHER NONINTEREST INCOME               $ 13,974  $  9,702   $  37,232  $ 26,244
                                                ========  ========   =========  ========

OTHER NONINTEREST EXPENSE
 FDIC insurance assessment                      $ 11,898  $    701   $  13,989  $ 10,788
 Stationery and supplies                           2,480     3,304       8,697     8,802
 Advertising and promotion                         3,005     3,650       8,179     8,647
 Postage and other carrier                         3,045     2,753       8,644     8,301
 Other contracted services                         2,746     2,005       7,456     5,519
 Communications                                    2,022     2,091       6,804     5,597
 Amortization of goodwill and other intangibles    2,201     1,996       6,315     5,664
 Brokerage and clearing fees                         738     1,785       2,814     4,489
 Other personnel services                          1,576     1,203       4,868     3,641
 Miscellaneous charge-offs                         4,404     1,591       7,424     3,161
 Merchant credit card charges                      1,361     1,181       3,749     3,175
 Legal fees                                        1,190     1,302       3,228     3,017
 Dues, subscriptions, and contributions              788       945       2,334     2,868
 Taxes other than income taxes                       992       898       2,937     2,560
 Travel                                              716       821       2,328     2,297
 Audit fees                                          585       589       1,724     1,969
 Insurance                                           493       587       1,445     1,579
 Consultant fees                                     584       560       1,552     2,061
 Federal Reserve fees                                550       439       1,696     1,255
 Amortization of mortgage servicing rights           546       463       1,324     1,150
 Other real estate expense                           327       456         694       853
 Other                                             6,172     6,177      14,818    16,840
                                                --------  --------   ---------  --------
   TOTAL OTHER NONINTEREST EXPENSE              $ 48,419  $ 35,497   $ 113,019  $104,233
                                                ========  ========   =========  ========

NOTE 7. INCOME TAXES

     Applicable income taxes for the nine months ended September 30, 1996, were $54.1 million, resulting in an effective tax rate of 32.2%. Applicable income taxes for the same period in 1995 were $51.7 million, resulting in an effective tax rate of 31.9%. The tax expense (benefit) applicable to investment securities gains (losses) for the nine months ended September 30, 1996 and 1995 was $101,000 and ($1.0 million), respectively. The increase in the effective rate in 1996, as compared to 1995, is due primarily to the change in the mix of taxable and nontaxable revenues.

     At September 30, 1996, the Corporation had a net deferred tax asset of $50.8 million compared to $39.1 million at December 31, 1995. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of $4.6 million and $13.4 million, at those dates respectively, which accounted for most of the change in the net deferred tax asset. Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.

NOTE 8. SHORT-TERM BORROWINGS


     Short-term borrowings are summarized as follows:

                                                                                     SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                                                     ------------------     -----------------
                                                                                               (DOLLARS IN THOUSANDS)
Federal funds purchased and securities sold under repurchase agreements                    $329,286              $240,929
Other short-term borrowings                                                                   3,431                    94
                                                                                           --------              --------
           Total short-term borrowings                                                     $332,717              $241,023
                                                                                           ========              ========


NOTE 9. SHORT AND MEDIUM-TERM BANK NOTES

     The Corporation's principal subsidiary, Union Planters National Bank
(UPNB), has established a $1 billion short and medium-term bank notes program to supplement UPNB's funding sources. Under the program, UPNB may from time to time issue bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Bank Notes) and bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Notes). The notes bear interest at various fixed or variable rates determined at the date of issuance. At September 30, 1996, the outstanding Short-Term Notes mature from October, 1996 to May, 1997 and the interest rates range from 5.70% to 5.88%. The outstanding Medium-Term Notes had maturity dates ranging from August, 1998 to August, 2001 with interest rates ranging from 6.29% to 6.81%. The notes are obligations of UPNB and are not guaranteed by the Corporation or any other affiliate of the Corporation.


                                                                                     SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                                                     ------------------   -----------------
                                                                                              (DOLLARS IN THOUSANDS)
Short-term bank notes                                                                      $195,000             $      -
Medium-term bank notes                                                                      100,000                    -
                                                                                           --------             --------
        Total short and medium-term bank notes                                             $295,000             $      -
                                                                                           ========             ========


NOTE 10. FEDERAL HOME LOAN BANK ADVANCES AND LONG-TERM DEBT

FEDERAL HOME LOAN BANK (FHLB) ADVANCES

     Certain of the Corporation's banking and thrift subsidiaries had outstanding obligations to the FHLB aggregating $264.4 million at September 30, 1996 under Blanket Agreements for Advances and Security Agreements (the "Agreements"). The Agreements entitle these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. Of the amounts outstanding at September 30, 1996, $189.0 million were at variable rates and $75.4 million were at fixed rates with interest rates ranging from 3.25% to 9.00% and maturities ranging from six months to 29 years. At September 30, 1996, FHLB advances that have remaining maturities within one year, one to five years, and after five years were $65.6 million, $155.7 million, and $43.1 million, respectively. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements generally must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At September 30, 1996, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements.

LONG-TERM DEBT


   Long-term debt is summarized as follows:

                                                                                  SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                                                  ------------------   -----------------
                                                                                           (DOLLARS IN THOUSANDS)
Subordinated capital debentures due 2002                                              $ 36,930               $ 40,245
Subordinated capital debentures due 2003                                                74,631                 74,592
Subordinated capital debentures due 2005                                                99,462                 99,418
Other long-term debt                                                                     1,780                  2,111
                                                                                      --------               --------
              Total long-term debt                                                    $212,803               $216,366
                                                                                      ========               ========

NOTE 11. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's Common Stock, is summarized as follows:


                                                                                    SEPTEMBER 30,1996    DECEMBER 31, 1995
                                                                                    -----------------    -----------------
                                                                                             (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
 10,000,000 shares authorized
 Series A Preferred Stock,
  750,000 shares authorized, none issued                                                $      -             $      -
 Series B, $8 Nonredeemable, Cumulative,
  Convertible Preferred Stock
  (stated at liquidation value of $100 per share),
  no shares issued and outstanding                                                             -                4,400
 Series E, 8% Cumulative, Convertible, Preferred Stock
  (stated at liquidation value of $25 per share),
  3,405,878 shares issued and outstanding                                                 85,147               87,410
                                                                                        --------             --------
   TOTAL PREFERRED STOCK                                                                $ 85,147             $ 91,810
                                                                                        ========             ========


     On April 30, 1996, all of the outstanding Series B Preferred Stock was converted into 339,765 shares of the Corporation's Common Stock.

     On July 18, 1996, the Board of Directors increased the number of authorized shares of Series A Preferred Stock from 250,000 to 750,000, as required by the increased number of outstanding shares of the Corporation's Common Stock proposed to be issued. Management is not aware of any circumstances which would indicate that issuance of Series A Preferred Stock is imminent.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

     During the third quarter of 1996, the Corporation increased the number of shares authorized to be issued under its Dividend Reinvestment and Stock Purchase Plan by one million shares to a total of two million shares. As of September 30, 1996, 856,781 shares had been issued under the Plan.

NOTE 12. CONTINGENT LIABILITIES

CONTINGENT LIABILITIES

     The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1995 10-K, in Note 19 to the Corporation's consolidated financial statements found on pages 62 and 63 of the 1995 Annual Report to Shareholders (1995 Annual Report), which is Exhibit 13 to the Corporation's 1995 10-K, and in Note 10 to the Corporation's quarterly reports on Form 10-Q dated March 31, 1996 and June 30, 1996. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

     Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments in any of the pending or threatened actions which affected such opinions during the third quarter of 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1995 Annual Report, the Corporation's Quarterly Reports on Form 10-Q dated March 31, 1996 and June 30, 1996, the Corporation's interim unaudited financial statements and notes thereto for the three and nine months ended September 30, 1996, included in Part I hereof, and the other supplemental financial data included in this discussion.

     Certain of the information included in this discussion contains forward-looking statements and information that are based on management's belief as well as certain assumptions made by, and information currently available to management. When used in this discussion, the words "anticipate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations and projections will prove to have been correct. Such statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks materialize, or should such underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among key factors that may have a direct bearing on the Corporation's operating results (particularly described in, but not limited to, the discussions under the headings "Earnings Considerations Related to Pending Acquisitions") are fluctuations in the economy; the actions taken by the Federal Reserve for the purpose of managing the economy; the Corporation's ability to achieve the anticipated cost savings related to pending acquisitions; the ability of the Corporation to achieve the anticipated revenue enhancements; the assimilation of acquired operations into the Corporation's culture, including the ability to instill the Corporation's credit culture and approach to operating efficiencies into acquired operations; the continued growth of the markets in which the Corporation operates consistent with recent historical experience; the absence of undisclosed material contingencies related to the acquired operations, including asset quality and litigation contingencies; the enactment of federal legislation impacting the operations of the Corporation; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure.

The following table presents selected financial highlights for the three and nine months ended September 30, 1996 and 1995.






                                                                                                               PERCENTAGE
                                              THREE MONTHS ENDED           NINE MONTHS ENDED                     CHANGE
                                                 SEPTEMBER 30,               SEPTEMBER 30,                   ----------------
                                             --------------------        ----------------------             THREE       NINE
                                               1996       1995             1996        1995                 MONTHS      MONTHS
                                             ---------   --------        --------     -------              ---------   --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Earnings before one-time SAIF
  assessment on deposits                      $40,695       $38,014       $120,482    $110,122               7%         9%
Net earnings                                   34,007        38,014        113,794     110,122             (11)         3

Earnings before one-time SAIF
  assessment on deposits
 Primary earnings per common share            $   .84       $   .79       $   2.50    $   2.31               6          8
 Fully diluted earnings per common share          .80           .75           2.38        2.20               7          8
 Return on average assets                        1.43%         1.37%          1.42%       1.35%
 Return on average common equity                16.72         17.35          17.16       17.78

Net earnings
 Primary earnings per common share            $   .69       $   .79       $   2.35    $   2.31             (13)         2
 Fully diluted earnings per common share          .67           .75           2.25        2.20             (11)         2
 Return on average assets                        1.19%         1.37%          1.34%       1.35%
 Return on average common equity                13.85         17.35          16.17       17.78

Dividends per common share                    $   .27       $   .25       $    .81    $    .73               8         11
Net interest margin (FTE)                        4.62%         4.62%          4.63%       4.60%
Interest rate spread (FTE)                       3.92          3.91           3.93        3.92
Expense ratio                                    1.83          1.92           1.78        1.99
Efficiency ratio                                56.27         59.16          55.84       60.15
Book value per common share                                               $  20.50    $  18.90                          8
Shareholders' equity to total assets                                          9.00%       8.67%
Leverage ratio                                                                8.67        8.10


____________________

Certain line items in the above table are defined as follows:

Net interest margin -- Net interest income as a percentage of average earning assets

Interest rate spread -- Difference in the yield on average earning assets and the rate paid on average interest-bearing liabilities

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

OPERATING RESULTS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     The following table presents the contributions to fully diluted earnings per common share. A discussion of the operating results follows this table.


                           UNION PLANTERS CORPORATION
            CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE


                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,              EPS
                                                    --------------------         INCREASE
                                                      1996       1995           (DECREASE)
                                                    ---------  ---------       ------------
Net interest income-FTE                             $7.17        $7.01            $.16
Provision for losses on loans                        (.48)        (.20)           (.28)
                                                    -----        -----            ----
Net interest income after provision
  for losses on loans-FTE                            6.69         6.81            (.12)
                                                    -----        -----            ----
Noninterest income
 Service charges on deposit accounts                 1.01         1.10            (.09)
 Bank card income                                     .32          .30             .02
 Mortgage servicing income                            .15          .14             .01
 Trust service income                                 .15          .12             .03
 Profits and commissions from trading activities      .08          .16            (.08)
 Investment securities gains                          .01            -             .01
 Other income                                         .74          .53             .21
                                                    -----        -----            ----
    Total noninterest income                         2.46         2.35             .11
                                                    -----        -----            ----
Noninterest expense
 Salaries and employee benefits                      2.53         2.64             .11
 Net occupancy expense                                .40          .41             .01
 Equipment expense                                    .43          .47             .04
 Other expense                                       2.23         2.12            (.11)
                                                    -----        -----            ----
    Total noninterest expense                        5.59         5.64             .05
                                                    -----        -----            ----
    Earnings before income taxes-FTE                 3.56         3.52             .04
Applicable income taxes-FTE                          1.31         1.30            (.01)
                                                    -----        -----            ----
    Net earnings                                     2.25         2.22             .03
Less preferred stock dividends                          -          .02             .02
                                                    -----        -----            ----
    Fully diluted earnings per share                $2.25        $2.20            $.05
                                                    =====        =====            ====
Change in net earnings applicable to common shares
  using previous year average shares outstanding                                  $.09
Change in average shares outstanding                                              (.04)
                                                                                  ----
 Change in net earnings                                                           $.05
                                                                                  ====

____________________

FTE - Fully taxable-equivalent basis

                        THIRD QUARTER EARNINGS OVERVIEW

     For the third quarter of 1996, the Corporation reported earnings of $34.0 million, or $.67 per fully diluted common share compared to net earnings for the same period in 1995 of $38.0 million, or $.75 per fully diluted common share. Earnings for the third quarter of 1996 were adversely impacted by a one-time Savings Association Insurance Fund (SAIF) assessment on deposits of $6.7 million after taxes, or approximately $.13 per fully diluted common share. Before the SAIF-assessment, earnings were $40.7 million, or $.80 per fully diluted common share. The Corporation's results for the third quarter, before the SAIF-assessment, represented returns on average assets and average common equity of 1.43% and 16.72%, respectively, which compares to 1.37% and 17.35% for the same period in 1995.

     Net earnings for the nine months ended September 30, 1996 were $113.8 million, or $2.25 per fully diluted common share. This compares to net earnings of $110.1 million, or $2.20 per fully diluted common share, for the same period in 1995. Earnings before the SAIF-assessment were $120.5 million, or $2.38 per fully diluted common share. For the first nine months of 1996, the Corporation's returns on average assets and average common equity, before the SAIF-assessment, were 1.42% and 17.16%, respectively, compared to 1.35% and 17.78%, respectively, for the same period in 1995.

     The improvement in earnings before the SAIF-assessment is attributable to increases in both net interest income of $4.3 million and noninterest income of $2.4 million, while noninterest expense decreased $43,000. Partially offsetting these items was an increase in the provision for losses on loans of $3.0 million. The following is a more complete discussion and analysis of the operating results for the three and nine months ended September 30, 1996 compared to the same periods in 1995.

                               EARNINGS ANALYSIS
NET INTEREST INCOME

     Net interest income (FTE) for the third quarter of 1996 was $122.4 million, a 3.6% increase over the third quarter of 1995 which was $118.1 million and up 1.1% from the second quarter of 1996 which was $121.0 million. For the first nine months of 1996, net interest income was $362.9 million compared to $346.3 million for the same period in 1995. The improvement is attributable to the growth of average earning assets, primarily loan and investment securities, and higher yields on loans, partially offset by a higher level of average interest-bearing liabilities and higher rates paid on these liabilities. For the third quarter, rates for both average earning assets and average interest-bearing liabilities declined due to the lower interest rate environment. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

     The net interest margin for the third quarter of both 1996 and 1995 was 4.62% which was down from 4.65% for the second quarter of 1996. The net interest margin for the first nine months of 1996 was 4.63%, three basis points higher than the net interest margin for the same period in 1995. The interest rate spread increased to 3.92% for the third quarter of 1996 from 3.91% for the same period in 1995 and declined compared to 3.95% for the second quarter of 1996.

INTEREST INCOME

     The following table presents a breakdown of average earning assets for the three and nine months ended September 30, 1996 and 1995.

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                         --------------------    -------------------
                                          1996       1995        1996          1995
                                         -------    -------     ------        ------
                                                    (DOLLARS IN BILLIONS)
Average earning assets                   $10.5    $10.1          $10.5        $10.1
 Comprised of:
 Loans                                      70%      70%            69%          69%
 Investment securities                      28       26             28           27
 Other earning assets                        2        4              3            4

___________________
Fully taxable-equivalent yield on
    average earning assets                8.42%    8.56%          8.45%        8.40%



     Fully taxable-equivalent interest income for the third quarter of 1996 increased 1.9% compared to the same period in 1995 and increased 1.5% compared to the second quarter of 1996. The increase for the third quarter of 1996 was due primarily to the growth of average earning assets, primarily loans and investment securities, which increased interest income approximately $7.9 million. Partially offsetting this increase was a 14-basis-point decline in the average yield on earning assets which decreased interest income approximately $3.9 million. Average loans for the third quarter of 1996 increased 3.5% over the same period in 1995 and increased 2.3% compared to the second quarter of 1996. Investment securities increased 13.8% for the third quarter of 1996 compared to the same period in 1995. For the quarter, the mix of average earning assets remained constant with a slight increase in investment securities.

     For the first nine months of 1996, fully-taxable interest income increased 4.7% compared to the same period in 1995. The increase was attributable to growth of average earning assets, principally loans, which accounted for approximately $26.0 million of the increase and a five-basis-point increase in the average yield on earning assets which accounted for $3.5 million of the change. For the first nine months of 1996, the mix of average earning assets remained constant.

INTEREST EXPENSE

     The following table presents a breakdown of average interest-bearing liabilities for the three and nine months ended September 30, 1996 and 1995.


                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                        ------------------      ------------------
                                                        1996     1995            1996      1995
                                                        ------  ------          -------   -------
                                                                 (DOLLARS IN BILLIONS)
Average interest-bearing liabilities                    $8.9     $8.6            $8.9      $8.6
Comprised of:
  Deposits                                                89%      93%             91%       92%
  Short-term borrowings                                    5        2               4         3
  FHLB advances and long-term debt                         6        5               5         5
____________________
Rates paid on average interest-bearing liabilities      4.50%    4.65%           4.52%     4.48%


     Interest expense decreased $240,000 in the third quarter of 1996 compared to the same period in 1995 and increased 2.0%, or $2.0 million, over the second quarter of 1996. The decrease in interest expense for the third quarter of 1996 is attributable to a 15-basis-point decline in the average rate paid on interest-bearing liabilities which accounted for approximately $3.4 million of the decrease. Almost equal to the decrease due to the average rate paid was an increase in interest expense of $3.2 million due to the growth of average interest-bearing liabilities of $293 million.

     For the nine months ended September 30, 1996, interest expense increased 4.5% compared to the same period in 1995. The increase was due to an increase in average interest-bearing liabilities which accounted for approximately $10.3 million of the increase and a four-basis-point increase in the average rate paid on these liabilities which accounted for approximately $2.5 million of the increase. Most of the increase in the level of interest-bearing liabilities related to increases in short-term and long-term funding sources and certificates of deposits.

     During the second quarter of 1996, all of the Corporation's interest-rate swaps matured; therefore, there was no impact on net interest income for the third quarter of 1996; however, for the nine months ended September 30, 1996 such swaps decreased net interest income by approximately $490,000. The impact of the interest-rate swaps on net interest income for the three and nine months ended September 30, 1995, was a reduction of approximately $613,000 and $1.8 million, respectively.

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans for the third quarter of 1996 was $8.3 million, or .45% of average loans on an annualized basis, compared to $5.3 million, or .30% of average loans, for the same period in 1995 and $7.9 million, or .44% of average loans, for the second quarter of 1996. For the nine months ended September 30, 1996, the provision for losses on loans was $24.1 million compared to $9.8 million for the same period in 1995. The increase in the provision over 1995 relates primarily to the significant growth of the credit card portfolio over the past two years as a result of increased consumer loan marketing efforts.

NONINTEREST INCOME

     Noninterest income for the third quarter of 1996 was $43.2 million, an increase of 6.0% over the same period in 1995, and an increase of 4.7% compared to the second quarter of 1996. For the first nine months of 1996, noninterest income was $124.7 million compared to $116.5 million for the same period in 1995. The major components of noninterest income are presented on the face of the statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

     For the third quarter and first nine months of 1996, noninterest income included a $5.0 million gain on the sale of certain subsidiary assets and for the nine months also included a one-time increase in trust service income of approximately $1.3 million. The trust fees arose from a court award of several years of fees earned by a subsidiary bank which acted as trustee for certain trust accounts that were involved in litigation which has now been resolved. Bank card income continued positive growth increasing $1.1 million and $1.6 million, respectively, for the three and nine months ended September 30, 1996 compared to the same periods in 1995. Partially offsetting these increases were declines in service charges on deposit accounts of $1.3 million and $3.0 million, respectively, and decreases in profits and commissions from trading activities (SBA trading activities) of $1.9 million and $3.9 million, respectively, for the three and nine month periods in 1996 as compared to 1995. The gain on the sale of certain assets of a subsidiary was almost entirely offset by increased noninterest expenses (miscellaneous charge-offs) related to previously acquired entities.


NONINTEREST EXPENSE

     The most significant item impacting noninterest expense for the three and nine months ended September 30, 1996 compared to 1995 and compared to the second quarter of 1996 was the one-time SAIF-assessment on deposits of $10.9 million discussed previously. Before the SAIF-assessment, noninterest expense for the third quarter of 1996 decreased $43,000 compared to the same period in 1995 and increased $4.7 million compared to the second quarter of 1996. The major components of noninterest expense are detailed on the face of the statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

     Before the SAIF assessment, noninterest expenses for the third quarter of 1996 decreased as compared to the same period in 1995 due primarily to a decrease in salaries and employee benefits of approximately $1.9 million and a decline in brokerage and clearing fees (related principally to the SBA trading activities) of $1.0 million. These items were partially offset by an increase in miscellaneous charge-offs of $2.8 million. For the nine months ended September 30, 1996, before the SAIF assessment, noninterest expenses decreased $6.1 million compared to the same period in 1995. The decrease was due principally to reduced FDIC insurance assessments of $7.7 million and lower salaries and employee benefit expenses which declined $2.5 million. Partially offsetting these items were miscellaneous charge-offs of $4.3 million. Compared to the second quarter of 1996 and before the SAIF-assessment, noninterest expenses increased $4.7 million. The increase related primarily to the increase in miscellaneous charge-offs discussed previously.

     The decline in salaries and employee benefits expenses, the largest component of noninterest expense, relates primarily to a reduction in the number of employees as a result of the Corporation's 1994 restructuring. The reductions achieved have been partially offset by acquisitions, and the growth of certain operations within the Corporation. At September 30, 1996, the Corporation had 5,007 full-time-equivalent employees compared to 5,266 at September 30, 1995 and 5,075 at June 30, 1996.

FDIC INSURANCE ASSESSMENTS

     As discussed previously, the Corporation's operating results for the third quarter of 1996 were significantly impacted by a $10.9 million one-time SAIF-assessment on deposits during the quarter. The SAIF-assessment resulted from the enactment of the Deposit Insurance Funds Act of 1996 (Fund Act) which will substantially change the assessments that will be made on banks and thrifts in 1997 and in future years to fund the SAIF and the Bank Insurance Fund (BIF). The Fund Act also provides for the SAIF and BIF to be merged on January 1, 1999, provided there are no SAIF-insured savings associations on that date. Additionally, the Fund Act imposes assessments for the payment of interest on Financing Corporation (FICO) bonds issued in connection with earlier Congressional efforts to support the then failing thrift industry.

     The following per annum assessments will be made in the future upon the deposits of SAIF-insured institutions and SAIF-insured deposits held by banks ("Oakar" deposits).
     (1) The SAIF assessment on deposits will range from zero for well-capitalized banks to 27 basis points for the weakest institutions;
     (2) Institutions will be credited for excess payments made for the fourth quarter of 1996 due to the changes in the assessment schedule; and
     (3) SAIF-insured institutions will be assessed 6.4 basis points (current estimate) to service the interest on the FICO bonds. The assessment for "Oakar" deposits will be reduced 20%.

     For BIF-insured deposits the following per annum assessments will be made in the future:
     (1) The BIF assessment on deposits will range from zero for well-capitalized banks to 27 basis points for the weakest institutions; and
     (2) Institutions will be assessed 1.3 basis points (current estimate) to service the interest on the FICO bonds.

     For three years the assessments for the FICO bonds will be set so that SAIF-insured institutions will pay 80% of the interest and BIF-insured institutions will pay 20% of the interest. Thereafter until the bonds mature in 2017, the assessment will be the same, regardless of which fund insures an institution's deposits. Going forward the FDIC will continue to set a risk-based assessment rate for each fund designed to maintain that fund at its designated reserve ratio of 1.25% of insured deposits. Since each fund now meets that ratio, assessment rates should remain at zero for well-capitalized institutions unless such fund in the future experiences losses from failed institutions. Each institution, however, must make an annual minimum payment of $2,000.

     Based on the Corporation's current levels of SAIF-insured and BIF-insured deposits and with all of the Corporation's institutions deemed to be well-capitalized, it is estimated that the changes discussed above will reduce the Corporation's annual assessments approximately $1.8 million ($1.1 million after taxes, or approximately $.02 per fully diluted common share). At September 30, 1996, the Corporation had $1.7 billion of SAIF-insured deposits, $1.2 billion of which were "Oakar" deposits. Three of the Corporation's recently completed acquisitions were thrift institutions which will increase the amount of SAIF-insured deposits.


EARNINGS CONSIDERATIONS RELATED TO PENDING ACQUISITIONS

     It is expected that the Corporation or the institutions acquired by it (Note 2 to the unaudited interim consolidated financial statements) will incur charges arising from such acquisitions and from the assimilation of those institutions into the Corporation's organization during the fourth quarter of 1996. The majority of the charges are expected to relate to the Leader Financial Corporation (Leader Federal) acquisition which was completed October 1, 1996. Anticipated charges would normally arise from charges such as, but not limited to, legal and accounting fees, financial advisory fees, consulting fees, payment of contractual benefits triggered by a change of control, early retirement and involuntary separation and related benefits, costs associated with elimination of duplicate facilities and branch consolidations, data processing charges, cancellation of vendor contracts, the potential for additional provisions for losses on loans and similar costs which normally arise from the consolidation of operational activities.

     Aggregate fourth quarter charges expected to arise from the Corporation's four recently completed and two pending acquisitions have been preliminarily estimated to be in the range of $17 million to $22 million after taxes. The range of potential charges is based on currently available information as well as preliminary estimates and is subject to change. The range is provided as a preliminary estimate of the significant charges which may in the aggregate be required and should be viewed accordingly.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------------------------------------------
                                                              1996                                          1995
                                             -------------------------------------         ------------------------------------
                                                             INTEREST                                      INTEREST
                                              AVERAGE        INCOME/        YIELD/          AVERAGE        INCOME/      YIELD/
                                              BALANCE        EXPENSE         RATE           BALANCE        EXPENSE       RATE
                                             ---------      ---------       ------         ---------      ---------     -------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
 Interest-bearing deposits at
  financial institutions                     $     5,109    $     53         4.13%         $    18,451    $    318       6.84%
 Federal funds sold and securities
  purchased under agreements to resell            62,684         887         5.63              229,140       3,346       5.79
 Trading account assets                          158,758       3,008         7.54              190,099       3,926       8.19
 Investment securities (1) (2)
  Taxable securities                           2,466,736      39,001         6.29            2,082,784      32,527       6.20
  Tax-exempt securities                          482,516      11,020         9.09              509,147      11,528       8.98
                                             -----------    --------                       -----------    --------
     Total investment securities               2,949,252      50,021         6.75            2,591,931      44,055       6.74
 Loans, net of unearned income (1)             7,363,872     169,018         9.13            7,117,550     167,291       9.32
                                             -----------    --------                       -----------    --------
     TOTAL EARNING ASSETS (1) (2)             10,539,675     222,987         8.42           10,147,171     218,936       8.56
                                                            --------                                      --------

 Cash and due from banks                         422,833                                       459,448
 Premises and equipment                          229,595                                       230,843
 Allowance for losses on loans                  (135,568)                                     (134,974)
 Other assets                                    294,691                                       304,970
                                             -----------                                   -----------
     TOTAL ASSETS                            $11,351,226                                   $11,007,458
                                             ===========                                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                       $ 1,426,607    $ 11,740         3.27%         $ 1,383,123    $ 11,181       3.21%
 Savings deposits                              1,811,962      11,140         2.45            1,811,763      12,239       2.68
 Certificates of deposit of
  $100,000 and over                              757,618      10,698         5.62              712,232      10,639       5.93
 Other time deposits                           3,906,037      52,601         5.36            4,083,441      57,465       5.58
 Short-term borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase          365,093       4,640         5.06              162,323       2,048       5.01
   Short-term bank notes                         101,522       1,471         5.76                    -          -           -
    Other                                            539          17        12.55                3,329          65       7.75
 Long-term debt
   Federal Home Loan Bank advances               260,259       3,660         5.59              300,446       4,355       5.75
   Subordinated capital notes and debentures     212,828       3,824         7.15              115,026       2,358       8.13
   Medium-term bank notes                         45,652         752         6.55                    -           -          -
   Other                                           1,681          38         8.99               25,334         471       7.38
                                             -----------    --------                       -----------    --------
     TOTAL INTEREST-BEARING LIABILITIES        8,889,798     100,581         4.50            8,597,017     100,821       4.65
                                                            --------                                      --------
 Noninterest-bearing demand deposits           1,318,473                                     1,346,334
                                             -----------                                   -----------
     TOTAL SOURCES OF FUNDS                   10,208,271                                     9,943,351
 Other liabilities                               129,290                                       142,037
 Shareholders' equity                          1,013,665                                       922,070
                                             -----------                                   -----------
     TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                     $11,351,226                                   $11,007,458
                                             ===========                                   ===========

 NET INTEREST INCOME                                        $122,406                                      $118,115
                                                            ========                                      ========

 INTEREST RATE SPREAD                                                       3.92%                                        3 91%
                                                                            ====                                         ====

 NET INTEREST MARGIN                                                        4.62%                                        4.62%
                                                                            ====                                         ====

____________________

(1) Taxable-equivalent adjustments:
       Loans                                                $    625                                      $    536
       Investment securities                                   3,574                                         3,720
                                                            --------                                      --------
                                                            $  4,199                                      $  4,256
                                                            ========                                      ========


(2) Yields are calculated on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES



                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                   1996 VERSUS 1995
                                        --------------------------------------
                                               INCREASE
                                              (DECREASE)
                                         DUE TO CHANGE IN: (1)
                                        ------------------------
                                         AVERAGE       AVERAGE      INCREASE
                                         VOLUME (2)    RATE (2)    (DECREASE)
                                        -----------  -----------  ------------
                                               (DOLLARS IN THOUSANDS)

INTEREST INCOME
 Interest-bearing deposits at
  financial institutions                  $  (171)    $   (94)      $  (265)
 Federal funds sold and securities
  purchased under agreements to resell     (2,367)        (92)       (2,459)
 Trading account assets                      (618)       (300)         (918)
 Investment securities (FTE)                5,939          27         5,966
 Loans, net of unearned income (FTE)        5,413      (3,686)        1,727
                                                                    -------
    TOTAL INTEREST INCOME                   7,929      (3,878)        4,051
                                                                    -------
INTEREST EXPENSE
 Money market accounts                        336         223           559
 Savings deposits                               1      (1,100)       (1,099)
 Certificates of deposit of
  $100,000 and over                           641        (582)           59
 Other time deposits                       (2,519)     (2,345)       (4,864)
 Short-term borrowings                      3,947          68         4,015
 Long-term debt                             1,574        (484)        1,090
                                                                    -------
    TOTAL INTEREST EXPENSE                  3,226      (3,466)         (240)
                                                                    -------

CHANGE IN NET INTEREST INCOME                                       $ 4,291
                                                                    =======

PERCENTAGE INCREASE IN NET INTEREST
 INCOME OVER PRIOR PERIOD                                              3.63%
                                                                    =======


____________________

FTE - Fully taxable-equivalent

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)  Variances are computed on a line-by-line basis and are nonadditive.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------------------------------------------------
                                                               1996                                          1995
                                             -------------------------------------         -------------------------------------
                                                             INTEREST                                      INTEREST
                                              AVERAGE        INCOME/        YIELD/          AVERAGE        INCOME/       YIELD/
                                              BALANCE        EXPENSE         RATE           BALANCE        EXPENSE        RATE
                                             ---------      ---------       ------         ---------      ---------      ------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
 Interest-bearing deposits at
  financial institutions                     $     4,203    $    151         4.80%         $    26,142    $  1,278        6.54%
 Federal funds sold and securities
  purchased under agreements to resell           169,098       7,027         5.55              157,081       6,942        5.91
 Trading account assets                          142,212       8,123         7.63              175,095       9,931        7.58
 Investment securities (1) (2)
  Taxable                                      2,435,913     113,983         6.25            2,256,885     103,865        6.15
  Tax-exempt                                     482,523      33,157         9.18              514,687      35,304        9.17
                                             -----------    --------                       -----------    --------
     Total investment securities               2,918,436     147,140         6.73            2,771,572     139,169        6.71
 Loans, net of unearned income (1)             7,244,976     500,171         9.22            6,945,609     475,838        9.16
                                             -----------    --------                       -----------    --------
     TOTAL EARNING ASSETS (1) (2)             10,478,925     662,612         8.45           10,075,499     633,158        8.40
                                                            --------                                      --------

 Cash and due from banks                         424,513                                       439,812
 Premises and equipment                          230,045                                       228,401
 Allowance for losses on loans                  (136,761)                                     (136,071)
 Other assets                                    311,009                                       287,197
                                             -----------                                   -----------
     TOTAL ASSETS                            $11,307,731                                   $10,894,838
                                             ===========                                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                       $ 1,464,214    $ 35,014         3.19%         $ 1,424,312    $ 33,534        3.15%
 Savings deposits                              1,807,332      33,701         2.49            1,806,370      36,342        2.69
 Certificates of deposit of
  $100,000 and over                              761,871      32,907         5.77              689,839      28,098        5.45
 Other time deposits                           3,993,189     161,810         5.41            3,965,184     158,087        5.33
 Short-term borrowings
   Federal funds purchased and securities
    sold under agreements to repurchase          297,574      11,161         5.01              242,428       9,615        5.30
   Short-term bank notes                          34,088       1,471         5.76                    -           -           -
   Other                                           3,565         159         5.96                4,535         260        7.67
 Long-term debt
   Federal Home Loan Bank advances               259,011      10,789         5.56              285,262      12,777        5.99
   Subordinated capital notes and debentures     213,744      11,799         7.37              115,014       7,001        8.14
   Medium-term bank notes                         15,328         752         6.55                    -           -           -
   Other                                           1,788         118         8.82               18,987       1,112        7.83
                                             -----------    --------                       -----------     -------
     TOTAL INTEREST-BEARING LIABILITIES        8,851,704     299,681         4.52            8,551,931     286,826        4.48
                                                            --------                                       -------
 Noninterest-bearing demand deposits           1,337,578                                     1,333,478
                                             -----------                                   -----------
     TOTAL SOURCES OF FUNDS                   10,189,282                                     9,885,409
 Other liabilities                               132,700                                       127,046
 Shareholders' equity                            985,749                                       882,383
                                             -----------                                   -----------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $11,307,731                                   $10,894,838
                                             ===========                                   ===========

 NET INTEREST INCOME                                        $362,931                                      $346,332
                                                            ========                                      ========

 INTEREST RATE SPREAD                                                        3.93%                                        3.92%
                                                                             ====                                         ====

 NET INTEREST MARGIN                                                         4.63%                                        4.60%
                                                                             ====                                         ====

___________________

(1) Taxable-equivalent adjustments:
       Loans                                                $  1,688                                      $  1,477
       Investment securities                                  10,720                                        11,432
                                                            --------                                      --------
                                                            $ 12,408                                      $ 12,909
                                                            ========                                      ========


(2) Yields are calculated based on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES



                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                     1996 VERSUS 1995
                                       ---------------------------------------------
                                                 INCREASE
                                                (DECREASE)
                                            DUE TO CHANGE IN: (1)
                                       --------------------------------
                                         AVERAGE           AVERAGE        INCREASE
                                        VOLUME (2)         RATE (2)      (DECREASE)
                                       -----------      ------------     -----------
                                                   (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at
   financial institutions               $  (856)          $  (271)         $(1,127)
  Federal funds sold and securities
   purchased under agreements to resell     518              (433)              85
  Trading account assets                 (1,870)               62           (1,808)
  Investment securities (FTE)             7,523               448            7,971
  Loans, net of unearned income (FTE)    21,028             3,305           24,333
                                                                           -------
   TOTAL INTEREST INCOME                 26,000             3,454           29,454
                                                                           -------

INTEREST EXPENSE
 Money market accounts                      970               510            1,480
 Savings deposits                            19            (2,660)          (2,641)
 Certificates of deposit of
  $100,000 and over                       3,064             1,745            4,809
 Other time deposits                      1,169             2,554            3,723
 Short-term borrowings                    3,395              (479)           2,916
 Long-term debt                           4,287            (1,719)           2,568
                                                                           -------
   TOTAL INTEREST EXPENSE                10,345             2,510           12,855
                                                                           -------

CHANGE IN NET INTEREST INCOME                                              $16,599
                                                                           =======

PERCENTAGE INCREASE IN NET INTEREST
 INCOME OVER PRIOR PERIOD                                                     4.79%
                                                                           =======


____________________

FTE - Fully taxable-equivalent

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)  Variances are computed on a line-by-line basis and are nonadditive.

                              FINANCIAL CONDITION

     The Corporation's total assets were $11.5 billion at September 30, 1996 compared to $11.0 billion at September 30, 1995, and $11.3 billion at December 31, 1995. Average assets for the three and nine months ended September 30, 1996 were $11.4 billion and $11.3 billion, respectively, compared to $11.0 billion and $10.9 billion, respectively, for the same periods in 1995.

INVESTMENT SECURITIES

     The Corporation's investment securities portfolio of $2.8 billion at September 30, 1996 consisted entirely of available for sale securities which are carried on the balance sheet at fair value. This compares to investment securities of $2.8 billion at December 31, 1995. At September 30, 1996, and December 31, 1995, these securities had net unrealized gains of $11.7 million and $34.7 million, respectively. Reference is made to Note 5 to the interim unaudited consolidated financial statements which provides the composition of the investment portfolio at September 30, 1996 and December 31, 1995.

     U. S. Treasury and U. S. Government agency obligations represented approximately 78% of the investment securities portfolio at September 30, 1996. The Corporation has some credit risk in the investment portfolio; however, management does not consider that risk to be significant.

     The REMIC and CMO issues in the investment securities portfolio are 96% U.
S. Government agencies issues; the remaining 4% are readily marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues held are currently rated "AAA" by either Standard & Poors or Moodys. The REMIC and CMO portions of the investment securities portfolio include approximately 53% in floating-rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase investment securities at or near par value to reduce risk of premium write-offs on unexpected prepayments. The limited credit risk in the investment securities portfolio consists of the holdings of (i) municipal securities; (ii) nonagency CMOs and mortgage-backed securities; and (iii) corporate stocks, debentures and mutual funds which accounted for 18%, 1%, and 3%, respectively, of the investment securities portfolio at September 30, 1996.

     At September 30, 1996, the Corporation had approximately $87.8 million of structured notes, which constituted approximately 3% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds, floating-rate notes, and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio at fair value. The unrealized loss in these securities at September 30, 1996 was approximately $638,000. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity and involves no credit risk.

LOANS

     Loans at September 30, 1996 were $7.5 billion compared to $7.1 billion at both September 30, 1995 and December 31, 1995. Average loans for the third quarter of 1996 were $7.4 billion, a 3.5% increase over the $7.1 billion for the third quarter of 1995. For the first nine months of 1996, average loans were $7.2 billion compared to $6.9 billion for the same period in 1995. Note 3 to the interim financial statements presents the composition of the loan portfolio.

     Acquisitions of other financial institutions accounted for approximately $50 million of the increase between the third quarter of 1996 and 1995 and had no impact on the change between the first quarter and second quarter of 1996. Additionally, during the third quarter of 1996 the Corporation purchased a $55-million credit card portfolio and purchased $133 million of delinquent FHA/VA government insured/guaranteed loans from third parties.

     The growth of loans between September 30, 1996 and 1995 is attributable to loans secured by 1-4 family residential mortgages which increased approximately $190 million, consumer loans which increased approximately $162 million (approximately $119 million related to credit card loans), and real estate construction loans which increased approximately $18 million. All other loan categories had a net increase of approximately $15 million. Growth of residential real estate was attributable primarily to the FHA/VA loans purchased (discussed above). Additionally, credit card loan growth is attributable to the portfolio purchased during the third quarter of 1996.

ALLOWANCE FOR LOSSES ON LOANS

     The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the nine-month periods ended September 30, 1996 and 1995 and for the year ended December 31, 1995.


                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            --------------------------    FOR THE YEAR ENDED
                                                1996         1995         DECEMBER 31, 1995
                                            ------------  ------------  ---------------------
                                                        (DOLLARS IN THOUSANDS)

Balance at the beginning of the period       $  133,487   $  133,966         $  133,966
Recoveries on loans previously charged off
 Credit cards and related plans                     929          603                526
 Other consumer loans                             3,200        3,229              4,060
 Loans secured by real estate                     1,741        2,005              2,416
 Commercial, financial, and agricultural          2,301        4,496              5,188
                                             ----------   ----------         ----------
    Total recoveries                              8,171       10,333             12,190
                                             ----------   ----------         ----------
Loans charged off
 Credit cards and related plans                  14,213        6,967             12,088
 Other consumer loans                            10,837        7,205             11,742
 Loans secured by real estate                     2,362        4,102              5,598
 Commercial, financial, and agricultural          5,501        4,612              8,234
                                             ----------   ----------         ----------
    Total charge-offs                            32,913       22,886             37,662
                                             ----------   ----------         ----------
    Net charge-offs                             (24,742)     (12,553)           (25,472)
Provision charged to expense                     24,121        9,818             22,231
Allowance related to the sale of certain
 loans                                           (1,628)           -                  -
Allowances of banks acquired (1)                    615        2,762              2,762
                                             ----------   ----------         ----------
Balance at end of period                     $  131,853   $  133,993         $  133,487
                                             ==========   ==========         ==========
Loans, net of unearned income,
  at end of period                           $7,479,741   $7,090,242         $7,069,853
                                             ==========   ==========         ==========

Average loans, net of unearned income,
  during period                              $7,244,976   $6,945,609         $6,990,400
                                             ==========   ==========         ==========

Ratios:
 Allowance at end of period to loans,
  net of unearned income                           1.76%        1.89%              1.89%
 Charge-offs to average loans,
  net of unearned income (2)                        .61          .44                .54
 Recoveries to average loans,
  net of unearned income (2)                        .15          .20                .18
 Net charge-offs to average loans,
  net of unearned income (2)                        .46          .24                .36
 Provision to average loans,
  net of unearned income(2)                         .44          .19                .32

____________________

(1) At date of acquisition for acquisitions accounted for using the purchase method of accounting and as of January 1 for acquisitions accounted for using the pooling of interests method of accounting
(2)  Amounts annualized for September 30, 1996 and 1995

     The allowance at September 30, 1996 was $131.9 million, a decrease of $1.6 million from December 31, 1995, and compared to $134.0 million at September 30, 1995. The decrease related primarily to a $1.6 million reduction of the allowance due to the sale of certain loans of a subsidiary. The provision for losses on loans was approximately $621,000 less than net charge-offs for the first nine months of 1996, which was offset by the allowances of banks acquired. Net charge-offs for the third quarter of 1996 were $11.0 million compared to $7.9 million for the second quarter of 1996 and $5.0 million for the third quarter of 1995. Management believes that the allowance is sufficient to absorb estimated losses inherent in the loan portfolio at September 30, 1996.

     The increase in net charge-offs for the first nine months of 1996, related primarily to consumer loans which increased $10.6 million ($6.9 million for credit cards and related plans), over the same period in 1995. Net charge-offs for commercial, financial, and agricultural loans increased $3.1 million and net charge-offs for real estate loans decreased $1.5 million.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES


                                           SEPTEMBER 30,          DECEMBER 31,
                                       ------------------------  -------------
                                          1996         1995           1995
                                       -----------  -----------  -------------
                                               (DOLLARS IN THOUSANDS)

  Nonaccrual loans                     $39,876       $31,690        $32,847
  Restructured loans                     1,098         1,691          1,330
                                       -------       -------        -------

     Total nonperforming loans          40,974        33,381         34,177
                                       -------       -------        -------

  Foreclosed property
    Other real estate owned, net         7,166         6,128          6,561
    Other foreclosed properties            607           532          1,138
                                       -------       -------        -------

     Total foreclosed properties         7,773         6,660          7,699
                                       -------       -------        -------

     Total nonperforming assets        $48,747       $40,041        $41,876
                                       =======       =======        =======

  Loans 90 days or more past due
    and not on nonaccrual status (1)   $23,077       $15,452        $18,317
                                       =======       =======        =======

  Nonperforming loans as a
    percentage of loans                    .55%          .47%           .48%

  Nonperforming assets as a
    percentage of loans plus
    foreclosed properties                  .65           .56            .59

  Allowance for losses on loans
    as a percentage of
    nonperforming loans                    322           401            391

  Loans 90 days or more past
    due and not on nonaccrual
    status as a percentage of loans (1)    .33           .22            .26

_______________________

(1) Loans 90 days or more past due do not include approximately $133 million of delinquent FHA/VA government insured/guaranteed loans purchased during the third quarter of 1996. The majority of these loans would be contractually past due three months or more at September 30, 1996.

     A breakdown of nonaccrual loans and loans 90 days or more past due and not on nonaccrual status is as follows:

                                                                                        LOANS 90 DAYS
                                                       NONACCRUAL LOANS               OR MORE PAST DUE
                                                 -----------------------------  -------------------------------
                                                 SEPTEMBER 30,    DECEMBER 31,  SEPTEMBER 30,      DECEMBER 31,
         LOAN TYPE                                    1996            1995           1996              1995
----------------------------------------         -------------    ------------   -------------     ------------
                                                                 (DOLLARS IN THOUSANDS)

Secured by single family residential                 $13,843         $12,149        $ 3,450           $ 5,084
Secured by nonfarm nonresidential                      8,374           5,037          1,208               383
Other real estate                                      2,912           4,578            294               560
Commercial, financial, and agricultural,
 including direct lease financing                     10,526           7,848          5,416             2,468
Credit cards and related plans                            62              15          9,524             5,269
Other consumer                                         4,159           3,220          3,185             4,553
                                                     -------         -------        -------           -------
    TOTAL                                            $39,876         $32,847        $23,077           $18,317
                                                     =======         =======        =======           =======

     The Corporation's asset-quality indicators are currently at acceptable levels in management's opinion. Nonperforming assets increased $6.9 million from December 31, 1995 and $8.7 million from September 30, 1995. Most of the increase from December 31, 1995 relates to nonaccrual loans, primarily commercial, financial, and agricultural loans which increased approximately $2.7 million, single family residential loans which increased approximately $1.7 million, and nonfarm nonresidential loans which increased approximately $3.3 million. Loans 90 days or more past due and still accruing interest increased $6.3 million over December 31, 1995 and increased $5.1 million from June 30, 1996. The increase relates primarily to credit card loans. No significant increases are expected in nonperforming assets in 1996, however there will likely be a gradual increase as the loan portfolio continues to grow.

POTENTIAL PROBLEM ASSETS

     Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets have been loans that become nonperforming. At September 30, 1996, the Corporation had potential problem assets (all of which were loans) aggregating $12.8 million.

OFF-BALANCE-SHEET INSTRUMENTS

     As of September 30, 1996, all of the Corporation's interest-rate swaps had matured. A summary of the impact of the swaps on net interest income and the balances at period end follows:


                                                                    NET INTEREST
                                                                    INCOME IMPACT
                                                               ------------------------
                                    NOTIONAL AMOUNT              NINE MONTHS ENDED
                               -----------------------------        SEPTEMBER 30,
                               SEPTEMBER 30,    DECEMBER 31,   ------------------------
OFF-BALANCE-SHEET INSTRUMENTS      1996           1995            1996         1995
-----------------------------  -------------  --------------   -----------  -----------
                                                (DOLLARS IN MILLIONS)

Loans                              $  -            $150           $(.3)       $(1.3)
Long-term debt-debentures             -              50            (.2)         (.6)
Long-term debt-FHLB
advances                              -               -              -           .1
                               --------            ----           ----        -----
   Total                           $  -            $200           $(.5)       $(1.8)
                               ========            ====           ====        =====


ASSET LIABILITY MANAGEMENT

     The following table presents the Corporation's interest-rate sensitivity
(GAP) analysis at September 30, 1996. The analysis is made as of that point-in-time and could change significantly on a daily basis. This analysis alone cannot be relied upon to predict how the Corporation is positioned to react to changing interest rates. Other factors such as the growth of earning assets, the mix of earning assets and interest-bearing liabilities, the magnitude of the interest-rate changes, the timing of the repricing of assets and liabilities, interest-rate spreads, and the asset/liability strategies implemented by management impact the Corporation's net interest income. At September 30, 1996, the GAP analysis indicated that the Corporation was liability sensitive with $229 million more liabilities than assets repricing within one year. At 2% of total assets, this position was within management's guidelines of 10% of total assets.

     Balance sheet simulation analysis has been conducted at September 30, 1996 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at September 30, 1996, and holds the rates and volumes constant for simulation. When this projection is subjected to immediate and parallel shifts in interest rates (rate shocks) of 200 basis points, first rising and then falling, the annual impact on the Corporation's net interest income was a positive $16.2 million and a negative $22.1 million pretax, respectively. Another simulation uses a "most likely" scenario of rates rising 75 basis points gradually over the next twelve months resulting in a $12.8 million pretax increase in net interest income from the constant rate/volume projection. The results under these scenarios are within the Corporation's policy limit of 5% of shareholders' equity.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                RATE-SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1996





                                                               INTEREST-SENSITIVE WITHIN (1) AND (6)
                                         -----------------------------------------------------------------------------------
                                                                                                            NON-
                                          0-30      31-90   91-180   181-365    1-2       2-5     OVER     INTEREST-
                                          DAYS      DAYS     DAYS     DAYS     YEARS     YEARS   5 YEARS   BEARING     TOTAL
                                         ------    ------   ------   ------   -------   ------   ------    --------  -------
                                                                        (DOLLARS IN MILLIONS)
ASSETS
 Loans and leases (2) and (3)            $1,942    $  528   $  583   $  909   $   678   $2,045   $  783    $     40  $ 7,508
 Investment securities (4) and (5)          380       256      235      461       463      530      507           -    2,832
 Other earning assets                       156       124        2        -         -        -        -           -      282
 Other assets                                 -         -        -        -         -        -        -         878      878
                                         ------    ------   ------   ------   -------   ------   ------    --------  -------
     TOTAL ASSETS                        $2,478    $  908   $  820   $1,370   $ 1,141   $2,575   $1,290    $    918  $11,500
                                         ======    ======   ======   ======   =======   ======   ======    ========  =======

SOURCES OF FUNDS
 Money market deposits (6) and (7)       $    -    $  448   $    -   $  449   $     -   $  598   $    -    $      -  $ 1,495
 Other savings and time deposits            583     1,136      942      866       490    1,541       23           -    5,581
 Certificates of deposit of
  $100,000 and over                         173       141      177      152        75       40        1           -      759
 Short-term borrowings                      425         7       50       46         -        -        -           -      528
 Federal Home Loan Bank advances            186         8        3       13        13       28       13           -      264
 Long-term debt                               -         -        -        -        31       71      211           -      313
 Noninterest-bearing deposits                 -         -        -        -         -        -        -       1,383    1,383
 Other liabilities                            -         -        -        -         -        -        -         142      142
 Shareholders' equity                         -         -        -        -         -        -        -       1,035    1,035
                                         ------    ------   ------   ------   -------   ------   ------    --------  -------
   TOTAL SOURCES OF FUNDS                $1,367    $1,740   $1,172   $1,526   $   609   $2,278   $  248    $  2,560  $11,500
                                         ======    ======   ======   ======   =======   ======   ======    ========  =======

INTEREST RATE SENSITIVITY GAP            $1,111    $ (832)  $ (352)  $ (156)  $   532   $  297   $1,042    $ (1,642)

CUMULATIVE INTEREST RATE
  SENSITIVITY GAP                        $1,111    $  279   $  (73)  $ (229)  $   303   $  600   $1,642    $      -

CUMULATIVE GAP AS A PERCENTAGE
 OF TOTAL ASSETS (7)                         10%        2%      (1)%     (2)%       3%       5%      14%

____________________

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

(7) If all money-market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been negative (18%), (17%), (20%), (18%), (13%), and positive 5% and 14%, respectively, for the 0-30 Days, 31-90 Days, 91-180 Days, 181-365 Days, 1-2 Years, 2-5 Years, and over 5 Years categories at September 30, 1996.

LIQUIDITY

     The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation. Core deposits, along with available for sale securities and other marketable earning assets, provide liquidity for the Corporation. The following table presents an analysis of the Corporation's average deposits:



                                                    AVERAGE DEPOSITS
                            ------------------------------------------------------------------
                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                            -------------------------------------    -------------------------
                                  SEPTEMBER 30,          JUNE 30,          SEPTEMBER 30,
                            -------------------------  ----------    -------------------------
                               1996           1995        1996         1996           1995
                            ----------     ----------  ----------    ----------     ----------
                                                  (DOLLARS IN THOUSANDS)
Demand deposits             $1,318,473     $1,346,334   $1,351,321   $1,337,578     $1,333,478
Money market accounts (a)    1,426,607      1,383,123    1,497,711    1,464,214      1,424,312
Savings deposits (b)         1,811,962      1,811,763    1,779,514    1,807,332      1,806,370
Other time deposits (c)      3,906,037      4,083,441    4,000,497    3,993,189      3,965,184
                            ----------     ----------   ----------   ----------     ----------
     Total core deposits     8,463,079      8,624,661    8,629,043    8,602,313      8,529,344
Certificates of deposit of
$100,000 and over              757,618        712,232      766,983      761,871        689,839
                            ----------     ----------   ----------   ----------     ----------
     Total deposits         $9,220,697     $9,336,893   $9,396,026   $9,364,184     $9,219,183
                            ==========     ==========   ==========   ==========     ==========


____________________

(a) Includes money market savings accounts, High Yield accounts, and super NOW accounts.
(b)  Includes regular and premium savings accounts and NOW accounts.
(c) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

     Average deposits for the third quarter were $9.2 billion, which represents a decrease of $116 million from the same period in 1995. Compared to the second quarter of 1996, average deposits decreased approximately $175 million. Excluding the impact of acquisitions, deposits at September 30, 1996 decreased $336 million from December, 31, 1995.

     The Corporation's principal subsidiary, UPNB, has established a $1 billion short and medium-term bank notes program to supplement UPNB's funding sources. Reference is made to Note 9 to the interim unaudited consolidated financial statements for information regarding this program.

     The parent company's current source of cash flow is management fees and dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At September 30, 1996, the parent company had cash and cash equivalents totaling $61.1 million. The parent company's net working capital at September 30, 1996 was approximately $195.4 million. At October 1, 1996, the parent company could have received dividends from subsidiary banks of $38 million without prior regulatory approval. The payment of additional dividends will be dependent on the future earnings of the Corporation's subsidiary banks. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of dividends and servicing of its long-term debt.

SHAREHOLDERS' EQUITY

     The Corporation's total shareholders' equity increased $68.9 million from December 31, 1995 to $1.0 billion at September 30, 1996. The increase was due to retained net earnings of $71.3 million and Common Stock issued in connection with employee benefit and dividend reinvestment plans of $11.8 million, partially offset by the net decrease in the unrealized gain on available for sale securities, net of taxes, which reduced shareholders' equity by $14.2 million.

CAPITAL ADEQUACY

     The following tables present certain capital-adequacy ratios of the Corporation and the calculation of the Corporation's risk-based capital.


                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   --------------------      DECEMBER 31,
                                                     1996       1995            1995
                                                   ---------  ---------      -----------
CAPITAL ADEQUACY DATA
---------------------
Total shareholders' equity/
 total assets (at period end)                        9.00%      8.67%           8.57%
Average shareholders' equity/average total assets    8.72       8.10            8.21
Tier 1 capital/unweighted
 assets (leverage ratio) (1)                         8.67       8.10            8.09
Parent company long-term debt/equity                20.42      12.07           22.22
Dividend payout ratio                               37.31      34.25           37.55


___________________

(1)  Based on period-end capital and quarterly adjusted average assets.

     At September 30, 1996, total shareholders' equity was 9.0% of total assets and the leverage ratio was 8.67% compared to 8.57% and 8.09%, respectively, at December 31, 1995. The improvement in these ratios has resulted primarily from the Corporation's retained net earnings.

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


                               RISK-BASED CAPITAL


                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                ------------------------     DECEMBER 31,
                                                    1996         1995           1995
                                                ------------  ----------     ------------
                                                         (DOLLARS IN THOUSANDS)
Tier 1 capital
 Shareholders' equity                             $1,035,266  $  955,482    $  966,331
 Minority interest in consolidated subsidiaries        1,088       1,088         1,088
 Less goodwill and other intangibles                 (47,674)    (50,834)      (46,913)
 Less deferred tax asset not qualifying for
  regulatory capital                                  (1,958)     (2,190)       (2,237)
 Less unrealized gain on available for
  sale securities                                     (7,165)    (16,579)      (21,366)
                                                  ----------  ----------    ----------
   Total Tier 1 capital                              979,557     886,967       896,903
Tier 2 capital
 Allowance for losses on loans (1)                    94,022      87,537        89,230
 Qualifying long-term debt                           174,238      74,783       174,166
 Less one-half of investment in unconsolidated
  subsidiaries                                           (58)        (24)         (107)
                                                  ----------  ----------    ----------
   Total capital                                  $1,247,759  $1,049,263    $1,160,192
                                                  ==========  ==========    ==========

Risk-weighted assets (2)                          $7,484,001  $6,956,521    $7,094,254
                                                  ==========  ==========    ==========
Ratios as a percent of end of
period risk-weighted assets
   Tier 1 capital                                      13.09%      12.75%        12.64%
   Total capital                                       16.67       15.08         16.35

____________________
(1) Limited as required by regulatory guidelines.
(2) Based on "risk-weighted assets" as defined by regulatory guidelines.

CAPITAL EXPENDITURES

     The Corporation finalized certain plans related to the facilities of the Corporation as a result of the acquisition of Leader Financial Corporation (see
Note 2 to the interim unaudited consolidated financial statements). It has been determined that certain branches will be consolidated following the acquisition, certain branch locations will be renovated, and a 125,000-square-foot addition will be made to the Corporation's existing Administrative Center. The total costs of these projects are estimated to be approximately $16 million to $19 million. These changes are expected to result in reduced occupancy costs for the combined operations of Leader Federal and the Corporation, since certain existing space will be vacated and the operation of the new space being constructed is expected to be more cost efficient than existing locations. The net cost savings cannot be quantified precisely at this time.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     The information called for by this item is incorporated by reference to
Item 3, Part I of the Corporation's 1995 Form 10-K, Note 19 to the Corporation's consolidated financial statements on pages 62 and 63 of the 1995 Annual Report, Note 10 to the Corporation's unaudited consolidated financial statements included in the quarterly reports on Form 10-Q dated March 31, 1996 and June 30, 1996, and Note 12 to the Corporation's unaudited consolidated financial statements included herein.

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders was held on September 26, 1996 for the purpose of voting on a proposal to approve the issuance of shares of UPC common stock in connection with the proposed acquisition of Leader Financial Corporation. Following is a tabulation of voting.



                                    For       Against   Abstain
                                ----------   ---------  --------
                                30,463,272   1,297,179  169,786

ITEM 5 - OTHER INFORMATION

   None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
         11 - Computation of Earnings Per Common Share
         27 - Financial Data Schedule (for SEC use only)
     (b) Reports on Form 8-K:


  DATE OF CURRENT REPORT                      SUBJECT
  ----------------------------     --------------------------------------------
   1.  July 18, 1996               Press release announcing second quarter of
                                   1996 net earnings

   2.  August 15, 1996             Interim unaudited consolidated financial
                                   statements as of and for the six months
                                   ended June 30, 1996 for Leader Financial
                                   Corporation, a pending probable acquisition

   3.  August 16, 1996             Unaudited pro forma consolidated financial
                                   statements dated June 30, 1996 for certain
                                   probable pending acquisitions

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





                                                 UNION PLANTERS CORPORATION
                                            ------------------------------------
                                                      (Registrant)




Date:   November 6, 1996
        ----------------





                                         By:   /s/ Jackson W. Moore
                                            ------------------------------------
                                            Jackson W. Moore
                                            President and
                                            Chief Operating Officer



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