Form 10-K
period 1996-12-31
UNION PLANTERS CORP
filed 1997-03-18
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 (NO FEE REQUIRED)


                  For the fiscal year ended December 31, 1996

                                       OR

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________

                          Commission File No.  1-10160

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

         Tennessee                                        62-0859007
 (State of incorporation)                     (IRS Employer Identification No.)

7130 Goodlett Farms Parkway, Memphis, Tennessee    38018
(Address of principal executive offices)        (ZIP Code)

Registrant's telephone number, including area code:       (901) 580-6000

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

                  Yes    X              No
                      -------              -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1997 was approximately $2,816,173,000.

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                      REGISTRANT'S CLASSES OF COMMON STOCK

        CLASS                                   OUSTANDING AT FEBRUARY 28, 1997

Common Stock having a par                                   65,591,029
value of $5 per share
(title of class)

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                      Part of Form 10-K
       Documents Incorporated                                    into which incorporated
1.      Certain parts of the Annual Report to Shareholders       Parts I and II, Items 1, 2, 5,
        for the year ended December 31, 1996                     6, 7, and 8

2.      Certain parts of the Definitive Proxy Statement for            Part III
        the Annual Shareholders Meeting to be held April 17, 1997

                        Form 10-K Cross-Reference Index

                                                                                                  Page
Part I

        Item 1.  Business                                                                          3

        Item 1a. Executive Officers of the Registrant                                             13

        Item 2.  Properties                                                                       13

        Item 3.  Legal Proceedings                                                                14

        Item 4.  Submission of Matters to a Vote of Security Holders                               *


Part II

        Item 5.  Market for the Registrant's Common Stock and
                 Related Stockholder Matters                                                      15

        Item 6.  Selected Financial Data                                                          15

        Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                    15

        Item 8.  Financial Statements and Supplementary Data                                      15

        Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                               *


Part III

        Item 10. Directors and Executive Officers of the Registrant                               15

        Item 11. Executive Compensation                                                           15

        Item 12. Security Ownership of Certain Beneficial Owners and Management                   15

        Item 13. Certain Relationships and Related Transactions                                   16


Part IV

        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 17


Signatures                                                                                        18


* Not Applicable

                                       2

                                     Part I

                                Item 1. BUSINESS


General

       Union Planters Corporation (the Corporation) is a $15.2-billion multi-state bank holding company whose primary business is banking. The Corporation is the largest bank holding company headquatered in Tennessee and is one of the fifty largest bank holding companies in the United States. Union Planters National Bank (UPNB), a $6.0-billion bank headquartered in Memphis, Tennessee, is the Corporation's largest subsidiary. The principal markets of the Corporation are in Tennessee, Mississippi, Missouri, Arkansas, Louisiana, Alabama, and Kentucky. These areas are served by the Corporation's 37 banking subsidiaries and through 438 banking offices and 544 ATMs. Reference is made to the 1996 Annual Report to Shareholders for a map on the inside front cover of the report showing the areas served by the Corporation; Table 15 on page 34 which presents the Corporation's banking subsidiaries by state showing total assets, loans, deposits, and shareholders' equity; and the listing of Communities Served.

       As part of the Corporation's banking services, its subsidiaries are engaged in mortgage origination and servicing; investment management and trust services; the issuance of credit and debit cards; the origination, packaging, and securitization of loans, primarily the government guaranteed portions of Small Business Administration (SBA) loans; purchasing and servicing delinquent FHA/VA government-insured/guaranteed loans from third parties and GNMA pools serviced for others; full-service and discount brokerage services; and the sale of bank-eligible insurance products and services.


                       CERTAIN REGULATORY CONSIDERATIONS

General

       As a bank holding company, the Corporation is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 ("BHCA"). Each of the Corporation's banking subsidiaries, including its savings bank subsidiary, is a member of the Federal Deposit Insurance Corporation (FDIC) and as such its deposits are insured by the FDIC to the maximum extent provided by law.

       The Corporation's banking subsidiaries which are national banking associations, including its principal subsidiary, UPNB, are subject to supervision and examination by the Office of the Comptroller of the Currency (the Comptroller) and the FDIC. State bank subsidiaries of the Corporation which are members of the Federal Reserve System are subject to supervision and examination by the Federal Reserve Board and the state banking authorities of the states in which they are located. State bank subsidiaries which are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The Corporation's savings bank subsidiary is subject to supervision and examination by the Office of Thrift Supervision (OTS). The Corporation's banking subsidiaries are subject to various requirements and restrictions, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans and other extensions of credit that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banking subsidiaries. In addition to the impact of regulation, the banking subsidiaries are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

       The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended (the CRA), both of which are discussed below.

       The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Act), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Corporation and any other bank holding company located in Tennessee may now acquire a bank located in any other state, and a bank holding company located outside Tennessee may lawfully acquire any Tennessee-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or to "opt out" and prohibit interstate branching altogether. Tennessee has "opted in."

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

CAPITAL

       The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio (Risk-Based Capital Ratio) of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet activities such as standby letters of credit) is 8%. At least half of the Total Capital must be composed of Tier 1 Capital, which consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and excluding the unrealized gain or loss, net of taxes, on available for sale securities. The remainder, which is "Tier 2 Capital," may consist of limited amounts of subordinated debt (or certain other qualifying debt issued prior to March 12, 1988), other preferred stock and a limited amount of loan loss reserves.

       In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (the Leverage Ratio) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3% (up to 5% in the case of institutions effecting acquisitions and other activities resulting in expansion). The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal

Reserve Board has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised the Corporation of any specific minimum Leverage Ratio applicable to the Corporation.

       The federal bank regulatory agencies maintain the Risk-Based Capital guidelines for banks and bank holding companies under continuing review. Banks are required to give explicit consideration to interest-rate risk as an element of capital adequacy by maintaining capital to compensate for such risk in an amount measured by the bank's exposure to interest-rate risk in excess of a regulatory threshold. A proposal recently issued by the Federal Reserve Board and joined in by the other bank regulatory agencies increases the amount of capital required to be carried against certain long-term derivative contracts; in addition, the proposal recognizes the effect of certain bilateral netting arrangements in reducing potential future exposure under these contracts. The Corporation's Management believes that these changes, if adopted, will not have a material effect on the Corporation's compliance with capital adequacy requirements.

       Failure to meet regulatory capital requirements can subject an institution to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, and a prohibition on the taking of brokered deposits. As described below, substantial additional restrictions can be imposed upon FDIC-insured institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action" discussion below.

       At December 31, 1996, the Corporation's Total Risk-Based Capital Ratio was 18.32%; its Tier I Risk-Based Capital Ratio (i.e., its ratio of Tier I Capital to risk-weighted assets) was 15.29%; and its Leverage Ratio was 9.61%. In addition, each of the Corporation's banking subsidiaries satisfied the minimum capital requirements applicable to it and had the requisite capital levels to qualify as a "well-capitalized" institution under the prompt corrective action provision discussed below.

       Each of the Corporation's banking subsidiaries is subject to Risk-Based and Leverage Capital Ratio requirements adopted by their respective federal regulators which are substantially similar to those adopted by the Federal Reserve Board. As of December 31, 1996, the Total and Tier I Risk-Based Capital and Leverage Ratios of UPNB, the Corporation's largest bank subsidiary, were 12.26%, 11.01%, and 6.95%, respectively. Neither the Corporation nor any of the banking subsidiaries has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

PROMPT CORRECTIVE ACTION

       The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the joint regulations thereunder adopted by the federal banking agencies, require the banking regulators to take prompt corrective action in respect of depository institutions that do not meet their minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under capital regulations, a bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Risk-Based Capital Ratio of at least 6% and a Total Risk-Based Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as determined by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it meets all of its minimum capital requirements as described under "Capital" above. In addition, a bank will be considered "undercapitalized" if it fails to meet any minimum required measure, "significantly undercapitalized" if it is significantly below such measure, and "critically undercapitalized" if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfatory examination rating.

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

       The regulatory agencies have discretionary authority to reclassify well-capitalized institutions as adequately capitalized or to impose on adequately capitalized institutions requirements or actions specified for undercapitalized institutions if the agency should determine after notice and an opportunity for hearing that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, which can consist of the receipt of an unsatisfactory examination rating if the deficiencies cited are not corrected. A significantly undercapitalized institution, as well as any undercapitalized institution which should fail to submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization; broader application of restrictions on transactions with affiliates; limitations on interest rates paid on deposits, asset growth, and other activities; possible replacement of directors and officers; and restrictions on capital distributions by any bank holding company controlling the institution. Any persons controlling the institution could not receive bonuses or increases in compensation without prior regulatory approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution should become critically undercapitalized, the institution would be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it should remain critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

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

       Since December 1993, the federal banking agencies had had under consideration a revision of their CRA regulations in order to provide clearer guidance to depository institutions on the nature and extent of their CRA obligations and the methods by which those obligations would be assessed and enforced. In response to widespread criticism of the December 1993 proposal, the agencies on September 26, 1994, issued a revised proposal which was adopted substantially as proposed on April 17, 1995. Under these new CRA regulations, which are now effective, the earlier process-based CRA assessment factors were replaced with a new evaluation system which would rate institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's federal regulator in an assessment context that would take into account such factors as: (i) demographic data pertaining to the community, (ii) the institution's capacity and constraints, (iii) the institution's product offerings and business strategy, and (iv) data on the prior performance of the institution and similarly situated lenders. The new lending test -- the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks -- will be used to evaluate an institution's lending activities as measured by its home-mortgage loans, small business and farm loans, community-development loans and, at the option of the institution, its consumer loans. The institution's regulator will weigh each of these lending categories to reflect their relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographical distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community-development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community-development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

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

       There are statutory and regulatory requirements applicable to the payment of dividends to the Corporation by its banking subsidiaries. Each national banking association subsidiary of the Corporation is required by federal law to obtain the prior approval of the Comptroller for the declaration of dividends if the total of all dividends to be declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks may only pay dividends to the extent that their retained net profits (including the portion transferred to surplus) exceed statutory bad debts (as defined by regulation). The Corporation's state-chartered banking subsidiaries are subject to similar restrictions on the payment of dividends by the respective state laws under which they are organized. Furthermore, as described above under "Prompt Corrective Action," all depository institutions are prohibited from paying any dividends, making other distributions, or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. In accordance with the specified calculations, at January 1, 1997, approximately $86.0 million was available for distribution to the Corporation without obtaining prior regulatory approval. Future dividends will depend upon the level of earnings of the banking subsidiaries of the Corporation. It is the policy of the Federal Reserve Board that bank holding companies should pay dividends only out of current earnings. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

       Under the "cross guarantee" provisions of the Federal Deposit Insurance Act (the FDI Act), any FDIC-insured subsidiary of the Corporation may be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the "default" of any other commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

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

TRANSACTIONS WITH AFFILIATES

       Provisions of the Federal Reserve Act impose restrictions on the type, amount and quality of transactions between "affiliates" (as defined below) of an insured bank and the insured bank (including a bank holding company and its nonbank subsidiaries). The purpose of these restrictions is to prevent misuse of the resources of the insured institution by its uninsured affiliates. An exception to most of these restrictions is provided for transactions between two insured banks that are within the same holding company where the holding company owns 80% or more of each of these banks (the sister bank exception). The restrictions also do not apply to transactions between an insured bank and its wholly owned subsidiaries. These restrictions include limitations on the purchase and sale of assets and extensions of credit by the insured bank to its holding company or its nonbank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with their nonbank or nonsavings-bank affiliates to the following amounts: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries may not exceed 10% of the capital stock and surplus of the insured bank and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries may not exceed 20% of the capital stock and surplus of the bank. "Covered transactions" are defined by statute to include loans or other extensions of credit as well as purchases of securities issued by an affiliate, purchases of assets (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Further, provisions of the BHCA, as amended, prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. As used herein, "affiliate" means generally any company that controls the insured bank, a company which is under common control with the insured bank and a subsidiary of the insured bank.

FDIC DEPOSIT INSURANCE

       Currently, certain deposits of financial institutions are separately insured under two deposit-insurance funds, both administered by the FDIC. They are the Bank Insurance Fund (the BIF) for deposits originated by banks and the Savings Association Insurance Fund (the SAIF) for deposits originated by savings associations. The targeted designated reserve ratio (DRR), i.e, the ratio of the net worth of each of the two funds to the aggregate amount of deposits insured by it, is 1.25%. Significant claims made against the two funds, especially the SAIF, have been paid over recent years due to failures of banks and savings associations. Through deposit-insurance assessments made by the FDIC, the BIF's DRR was restored to 1.25% of insured deposits in 1995; however, at September 30, 1996, approximately $4.5 billion was required to restore the SAIF's DRR to that level. On that date the Deposit Insurance Funds Act of 1996 (the Funds Act) became law. The Funds Act required the FDIC to impose a one-time assessment on SAIF-assessable deposits (including 80% of those which had been acquired by banks, i.e., so-called "Oakar" Deposits) sufficient to capitalize the SAIF at its targeted DRR of 1.25%. In response, the FDIC imposed an assessment of 65.7 basis points ($6.57 per $1,000) on SAIF-assessable deposits deemed to have been held as of March 31, 1995. Since certain of its banking subsidiaries held SAIF-assessable (including "Oakar") deposits, the Corporation incurred a SAIF-assessment expense of $22.3 million at September 30, 1996. Since the recapitalization of both the BIF and SAIF has increased their DRR's to 1.25% and since financial institution failures have dramatically decreased, in the near future financial institutions, including the Corporation, are expected to have significantly lower deposit insurance assessments than have been imposed in the recent past. Moreover, the FDIC establishes deposit insurance assessment rates based primarily upon an institution's risk to the deposit insurance funds such that the Corporation's banking subsidiaries, all of which are deemed to be "well capitalized" for regulatory purposes, should enjoy favorable rates in the event that further assessments should be necessary.

       Under the Funds Act, the BIF and the SAIF would be merged on the date as of which the last savings association shall cease to exist. The SAIF was initially funded by issuance of Financing Corporation bonds (the FICO Bonds). The Funds Act provides that 20% of the interest payable on the FICO Bonds shall be assessed against BIF-assessable deposits and the remaining 80% against SAIF-assessable deposits prior to the merger of the BIF and SAIF to form the Deposit Insurance Fund (the DIF). After the merger, DIF-assessable deposits would be assessed for 100% of the FICO Bond interest, since the separate existence of the BIF and SAIF would have ceased.

BROKERED DEPOSITS

       The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a bank may not lawfully accept, roll over or renew brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that may not receive brokered deposits also may not offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized bank may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized. Because the Corporation's banking subsidiaries at December 31, 1996, had the requisite capital levels to qualify as well capitalized institutions, the Corporation believes the brokered deposits regulation will have no material effect on the funding or liquidity of any of its banking subsidiaries.

SAFETY AND SOUNDNESS STANDARDS

       The FDI Act, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to the internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest-rate-risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies may deem appropriate. The federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest-rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any one or more of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution should fail to submit an acceptable compliance plan or should fail in any material respect to implement an accepted compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order di recting other actions of the types to which an undercapitalized association is subject under the "prompt correction action" provisions of FDICIA. See "Prompt Corrective Action" above. If an institution should fail to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality earning standards.

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

PROPOSED LEGISLATION

       Because of concerns relating to the competitiveness and the safety and soundness of the industry, the Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether, or in what form, any of these proposals will be adopted or the extent to which the business of the Corporation may be affected thereby.

PERSONNEL

        As of February 28, 1997, the Corporation, including all subsidiaries, had 5,236 employees (including 1,259 part-time employees).

Statistical Disclosures

       The statistical information required by Item 1 may be found in the 1996 Annual Report to Shareholders (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:


                                                                                                    Page in the Corporation's
                                                                                                      1996 Annual Report to
                                Guide 3 Disclosure                                                       Shareholders*
                                ------------------                                                       -------------
  I.    Distribution of Assets, Liabilities, and
          Shareholders' Equity; Interest Rates and Interest Differential
        A.      Average Balance Sheet                                                                       26
        B.      Net Interest Earnings Analysis                                                              26
        C.      Rate/Volume Analysis                                                                        27

 II.    Investment Portfolio
        A.      Book Value of Investment Securities                                                 31, 46, 47, and 48
        B.      Maturities of Investment Securities                                                         48
        C.      Investment Securities Concentrations                                                Not applicable

III.    Loan Portfolio
        A.      Types of Loans                                                                           28 and 49
        B.      Maturities and Sensitivity of
                Loans to Changes in Interest Rates                                                   Follows this table
        C.      Risk Elements
                1.      Nonaccrual, Past Due 90 Days
                        or More, and Restructured Loans                                                  28 and 29
                2.      Potential Problem Loans                                                              17
                3.      Foreign Outstandings                                                          Not significant
                4.      Loan Concentrations                                                                  16
        D.      Other Interest-Bearing Assets                                                         Not significant

 IV.    Summary of Loan Loss Experience
        A.      Analysis of Allowance for Loan Losses                                                       29
        B.      Allocation of the Allowance for Loan Losses                                                 28

  V.    Deposits
        A.      Average Balances                                                                         26 and 27
        B.      Maturities of Large Denomination
                        Certificates of Deposit                                                     Follows this table
        C.      Foreign Deposit Liability Disclosure                                                Not significant

 VI.    Return on Equity and Assets
        A.      Return on Assets                                                                             4
        B.      Return on Equity                                                                             4
        C.      Dividend Payout Ratio                                                                        4
        D.      Equity to Assets Ratio                                                                       4


VII.    Short-Term Borrowings                                                                               51

*Unless otherwise noted

The following table presents the maturities and sensitivities of the Corporation's loans to changes in interest rates at December 31, 1996:

                                                           Due                   Due After One                  Due After
                                                          Within                  But Within                      Five
                                                         One Year                 Five Years                     Years
                                                        ----------              ---------------                 ---------
                                                                            (Dollars in thousands)

Commercial, Financial, and Agricultural                 $  926,700                  $481,386                    $129,449

Real Estate - Construction                                 351,349                    70,253                      25,344
                                                        ----------                  --------                    --------
        Total                                           $1,278,049                  $551,639                    $154,793
                                                        ==========                  ========                    ========
Fixed Rate                                                                          $416,613                    $102,579
                                                                                    ========                    ========
Variable Rate                                                                       $135,026                    $ 52,214
                                                                                    ========                    ========


The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over:

                                                       December 31, 1996
                                                      -------------------
                                                    (Dollars in thousands)
Under 3 Months                                            $  409,874

3 to 6 Months                                                249,995

6 to 12 Months                                               261,412

Over 12 Months                                               235,997
                                                          ----------
Total                                                     $1,157,278
                                                          ==========

                Item 1a. Executive Officers of the Registrant

        The following lists the executive officers of the Corporation. Information regarding the executive officers, their present positions held with the Corporation and its subsidiaries, their ages, and their principal occupations for the last five years are as follows:

                                Position of Executive Officers
        Name                    with the Corporation and UPNB                                    Age
Benjamin W. Rawlins, Jr.        Chairman of the Board and                                        59
                                Chief Executive Officer of the Corporation;
                                Vice Chairman and
                                Chief Executive Officer of UPNB

Jackson W. Moore                President and Chief Operating Officer                            48
                                of the Corporation

Jack W. Parker                  Executive Vice President and                                     50
                                Chief Financial Officer of the Corporation;
                                Executive Vice President and
                                Chief Financial Officer of UPNB

M. Kirk Walters                 Senior Vice President, Treasurer, and                            56
                                Chief Accounting Officer of the Corporation;
                                Senior Vice President of UPNB

James A. Gurley                 Executive Vice President of the Corporation;                     63
                                Executive Vice President of UPNB

Mr. Rawlins has been Chairman of the Board of the Corporation since April 1989, and Chairman of the Board of UPNB from January 1986 until December 1996 when he was elected Vice Chairman. He has also served as Chief Executive Officer of the Corporation and UPNB since September 1984. Mr. Rawlins was President of the Corporation from September 1984 until he was elected Chairman.

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


                               Item 2. Properties

       The Corporation's corporate headquarters are located in the company-owned Union Planters Administrative Center at 7130 Goodlett Farms Parkway, Memphis, Tennessee, a two-building complex located near the center of Shelby County. In addition to being the corporate headquarters, it contains approximately 250,000 square feet of space and houses BankCards, Mortgage Servicing and Origination, Funds Management, Data Processing, Operations, Human Resources, Financial, Legal, Credit and Review, Marketing, and Alternative Investments and Insurance Products. A 126,000-square-foot addition is being made to the Administrative Center to accommodate the growth related to the recent acquisitions, primarily the Leader Financial Corporation (Leader) acquisition. The total estimated cost of this addition, including site improvements, is $12.3 million. Certain space occupied previously by Leader will be vacated and its occupants will be moved to the new building which is expected to be more efficient than the existing space. Savings are expected from this move but the amount thereof cannot be quantified at this time.

       UPNB's headquarters is located in a 70,000 square-foot company-owned building in East Memphis. In addition to its headquarters, the building also houses UPNB's Commercial Group, Trust Group, Brokerage Services, and Retail Group Administration.

       As of March 1, 1997, the Corporation operated 198 banking offices in Tennessee, 115 in Mississippi, 45 in Missouri, 42 in Arkansas, 16 in Louisiana, 17 in Alabama, and 5 locations in Kentucky. The majority of these locations are owned. The subsidiaries also operate 544 twenty-four-hour automated teller locations.

       There are no material encumbrances on any of the company-owned properties.


                           Item 3. Legal Proceedings

       The Corporation and/or various subsidiaries are parties to various pending civil actions, all of which are being defended vigorously. Additionally, the Corporation and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business. Management is of the opinion, based upon present information including evaluations of outside counsel, that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings.

The Corporation's five banks located in Mississippi: Union Planters Bank of Mississippi, Union Planters Bank of Southern Mississippi, Union Planters Bank of Central Mississippi, Union Planters Bank of Northeast Mississippi,N.A., and Union Planters Bank of Northwest Mississippi (UPC Banks) are defendants in various suits related to the placement of collateral protection insurance(CPI) by the UPC Banks in the 1980s and early 1990s. On September 28,1995 and October 18,1995, two purported class actions were filed in the U. S. District Court for the Southern District of Mississippi. Both actions were consolidated and identified Vivian McCaskill as the representative of a class of persons who financed personal property through the UPC Banks and were force placed with Prudential Property and Casualty Insurance Company's (Prudential) collateral protection insurance. The consolidated action names as defendants the UPC Banks, Prudential, National Underwriters of Delaware, Inc., and several Ross & Yerger entities and includes allegations that premiums were excessive and improperly calculated; coverages were improper and not disclosed; and improper payments were paid to the UPC Banks by the insurance companies, allegedly constituting violations of various state and federal laws and the common law. The relief sought in the purported class actions includes actual damages, treble damages under certain statutes, other statutory damages, and unspecified punitive damages. The CPI programs appear to have been substantially similar in many respects to CPI programs of other Mississippi banks, often with the same insurance companies. Consequently, there are at least twelve similar putative class actions pending against numerous Mississippi banks (including those against the UPC Banks), various insurance agencies and companies arising from their CPI programs. Nine individual actions filed in state and federal courts against the UPC Banks, with similar allegations, and seeking compensatory and punitive damages, are pendi ng. Other subsidiaries of the Corporation are involved in similar litigation relating to CPI on mobile home loans to Alabama borrowers. On June 8,1995, a suit was filed in Greene County, Alabama, by Jeri Lynn Plowman and other individuals against American Bankers Insurance Company of Florida, Inc., Leader Federal Savings and Loan Association of Memphis and seventeen other defendants requesting $200 million in punitive damages against each defendant (Plowman). On June 14, 1995, a counterclaim to a foreclosure suit was filed by the defendants in Leader Federal Bank v. Brown, et al (Brown) in the Circuit Court of Tuscaloosa County, Alabama, demanding judgment for compensatory damages and punitive damages of $10 million for alleged wrongdoing with respect to the CPI related to the defendant's loan. An agreement to settle Plowman and Brown was reached, and approval of the Circuit Court of Tuscaloosa County, Alabama, obtained (certifying as a class all Alabama residents whose mobile home loans were originated or assigned to Leader Federal and were charged for CPI from January 1, 1986 through October 1, 1996), in the fourth quarter of 1996, within amounts previously established. In January 1996, two individual suits were filed by Queen Ford (who was excepted from the class described above) in the Circuit Court of Greene, County Alabama, against Leader Federal Bank for Savings, a subsidiary, and an unrelated insurance company alleging wrongful placement of insurance on plaintiff's mobile home. One such case demands compensatory damages of $5,000 and punitive damages of $20 million, while the other seeks $10,000 in compensatory damages and $50 million in punitive damages. These suits remain pending.

       In July 1991, UPNB was joined with nine other banks( including Leader Federal) as defendants in a civil action in the Circuit Court of Shelby County, Tennessee, which, as ultimately amended, alleged that the banks unlawfully conspired to fix the charges for checks drawn on insufficient funds and sought recovery for fees charged for deposited third-party checks which were returned uncollected. In March 1992, the state court proceeding was dismissed, which dismissal the Tennessee Court of Appeals affirmed. In 1995, the Tennessee Supreme Court reversed its earlier decision declining to review the state court action and agreed to hear plaintiffs' appeal. During the first quarter of 1997, the Tennessee Supreme Court denied plaintiff's petition and petition to rehear, thus terminating this action. A related federal court action was terminated during the first quarter of 1996.


                                    Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The information required by Item 5 is included in Table 14 captioned "Selected Quarterly Data" included in the Corporation's 1996 Annual Report to Shareholders on pages 32 and 33, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

       The information required by Item 6 is included under the heading "Selected Financial Data" in the Corporation's 1996 Annual Report to Shareholders on page 4, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by Item 7 is included under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1996 Annual Report to Shareholders on pages 5 - 35, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by Item 8 is included in the Corporation's 1996 Annual Report to Shareholders on pages 36 - 67, and in Table 14 captioned "Selected Quarterly Data" on pages 32 and 33, which pages are incorporated herein by reference.


                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by Item 10 as to the directors of the Corporation is included under the heading "Proposal I: Election of Directors" on pages 1 - 5 and under the heading "Director Compensation" on page 6 of the definitive proxy statement of the Corporation to be used in soliciting proxies for the Annual Meeting of shareholders to be held on April 17, 1997 ("Proxy Statement"), which information is incorporated herein by reference.

       The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

       The information required by Item 11 as to compensation of directors and executive officers is included under the heading "Proposal I: Election of Directors" on pages 1 - 5 and under the heading "Certain Information as to Management" on pages 12 - 20 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by Item 12 as to certain beneficial owners and management is included under the heading "Proposal I: Election of Directors" on pages 1 - 5 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 as to transactions and relationships with certain directors and executive officers of the Corporation and their associates is included under the heading "Certain Relationships and Transactions" on page 20 of the Proxy Statement, which information is incorporated herein by reference.

                                    Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following audited consolidated financial statements of Union Planters Corporation and Subsidiaries, included in the Corporation's 1996 Annual Report to Shareholders, are incorporated herein by reference in response to Part II, Item 8:

                                                                                          Page in
                                                                                       Annual Report
        Report of Management                                                              36

        Report of Independent Accountants                                                 37

        Consolidated Balance Sheet - December 31, 1996 and 1995                           38

        Consolidated Statement of Earnings -
        Years ended December 31, 1996, 1995, and 1994                                     39

        Consolidated Statement of Changes in Shareholders' Equity -
        Years ended December 31, 1996, 1995, and 1994                                     40

        Consolidated Statement of Cash Flows -
        Years ended December 31, 1996, 1995, and 1994                                     41

        Notes to Consolidated Financial Statements                                        42

(a)(2) All schedules have been omitted, since the required information is either not applicable, not deemed material, or is included in the respective consolidated financial statements or in the notes thereto.

(a)(3)  Exhibits:

        The exhibits listed in the Exhibit Index on pages i and ii, following page 18 of this Form 10-K are filed herewith or are incorporated herein by reference.

(b)     Reports on Form 8-K:

         Date of Current Report                  Subject
         ----------------------         -------------------------------------
           October 7, 1996              Announcing consummation of Leader
                                        Financial Corporation acquisition and
                                        completion of three other acquisitions

           October 17, 1996             Press Release announcing Third Quarter
                                        1996

           January 16, 1997             Press Release announcing Fourth Quarter
                                        1996 and annual operating results

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           UNION PLANTERS CORPORATION

                                  (Registrant)

                        By: /s/ Benjamin W. Rawlins, Jr.
              ----------------------------------------------------
              Benjamin W. Rawlins, Jr., Chairman of the Board and
                            Chief Executive Officer

Date March 6, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of March, 1997.


/s/ Benjamin W. Rawlins, Jr.                    /s/ Jack W. Parker
--------------------------------------           ------------------------------
Benjamin W. Rawlins, Jr.                         Jack W. Parker
Chairman of the Board,                           Executive Vice President and
Chief Executive Officer,                         Chief Financial Officer
and Director


/s/ Jackson W. Moore                             /s/ M. Kirk Wallers
--------------------------------------           ------------------------------
Jackson W. Moore                                 M. Kirk Walters
President, Chief Operating Officer,              Senior Vice President,
and Director                                     Treasurer and
                                                 Chief Accounting Officer


                                                 /s/ Stanley D. Overton
--------------------------------------           -------------------------------
Albert M. Austin                                 Stanley D. Overton
Director                                         Director


/s/ Edgar H. Bailey                              /s/ Dr. V. Lane Rawlins
--------------------------------------           -------------------------------
Edgar H. Bailey                                  Dr. V. Lane Rawlins
Vice Chairman of the Board and Director          Director


                                                 /s/ Donald F. Schuppe
--------------------------------------           -------------------------------
Marvin E. Bruce                                  Donald F. Schuppe
Director                                         Director


/s/ George W. Bryan
--------------------------------------           -------------------------------
George W. Bryan                                  Mike P. Sturdivant
Director                                         Director


/s/ Robert B. Colbert, Jr.                       /s/ Richard A. Trippeer, Jr.
--------------------------------------           -------------------------------
Robert B. Colbert, Jr.                           Richard A. Trippeer, Jr.
Director                                         Director


/s/ James E. Harwood                             /s/ Spence L. Wilson
--------------------------------------           -------------------------------
James E. Harwood                                 Spence L. Wilson
Director                                         Director


/s/ Parnell S. Lewis, Jr.
--------------------------------------           -------------------------------
Parnell S. Lewis, Jr.                            Milton J. Womack
Director                                         Director


/s/ C.J. Lowrance III
--------------------------------------
C.J. Lowrance III
Director

                                        Exhibit Index

3(a) Restated Charter of Incorporation, as most recently amended on February 20, 1997, of Union Planters Corporation (filed herewith)

3(b) Amended and Restated Bylaws, as most recently amended on February 20, 1997, of Union Planters Corporation (filed herewith)

4(a) Rights Agreement, dated January 19, 1989 between Union Planters Corporation and Union Planters National Bank, including Form of Rights Certificate (Exhibit A), and a Form Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Union Planters Corporation's Registration Statement on Form 8-A dated as of January 19, 1989 and on Form 8-K filed February 1, 1989, Commission File No. 0-6919)

4(b) Indenture dated as of October 1, 1992 between Union Planters Corporation and The First National Bank of Chicago (Trustee) for $40,250,000 of 8 1/2% Subordinated Notes due 2002 (2)

4(c) Subordinated Indenture dated as of October 15, 1993 between the Corporation and The First National Bank of Chicago as Trustee (3)

4(d)   Form of Subordinated Debt Security (6.25% Subordinated Notes due 2003)
       (4)

4(e)   Form of Subordinated Debt Security (6 3/4% Subordinated Notes due 2005)
       (5)

4(f) All instruments defining the rights of the holders of the "Corporation-obligated Mandatorily Redeemable Capital Pass-through Securities of Subsidiary Trust holding solely a Corporation Guaranteed Related Subordinated Note issued by Union Planters Corporation," including the Indenture dated as of December 12, 1996, the First Supplemental Indenture, the Amended and Restated Declaration of Trust, the Capital Securities Guarantee Agreement and the Global Securities representing the interests of such holders, which instruments are not being filed herewith in reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K and the related AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) OF REGULATION S-K dated March 16, 1997 of Union Planters Corporation filed with the Commission, a copy of which is
       Exhibit 4(g) hereto

4(g) Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) OF REGULATION S-K dated March 16, 1997 (filed herewith)

10(a) Employment Agreement between Union Planters Corporation and Benjamin W. Rawlins, Jr., dated December 21, 1989 (incorporated by reference to
       Exhibit 10(a) to the Annual Report on Form 10-K dated December 31, 1992, Commission File No. 0-6919)

10(b) Employment Agreement between Union Planters Corporation and Jackson W. Moore dated December 21, 1989 (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K dated December 31, 1992, Commission File No. 0-6919)

10(c) Deferred Compensation Agreements between Union Planters Corporation and certain highly compensated officers (specimen copy) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K dated December 31, 1989, filed on March 26, 1990, Commission File No. 0-6919)

10(d) Union Planters Corporation 1983 Stock Incentive Plan as amended January 18, 1990 and approved by shareholders on April 20, 1990 (1)

10(e) Union Planters Corporation 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K dated December 31, 1992 filed on March 26, 1993, (Commission File No. 0-6919)

10(f) Deferred Compensation Agreements between Union Planters Corporation and Union Planters National Bank and certain outside directors (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission File No. 0-6919)

10(g) Executive Deferred Compensation Agreement between Union Planters Corporation and certain highly compensated officers (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission File No. 0-6919)

10(h) Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 1995, Commission File No. 1-10160)

10(i) Union Planters Corporation Executive Deferred Compensation Plan for Executives dated February 23, 1996 (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K dated December 31, 1995 filed on March 19, 1996, Commission File No. 1-10160)

10(j) Agreement and Plan of Merger, dated as of March 8, 1996, by and between Union Planters Corporation and Leader Financial Corporation (incorporated by reference to Exhibit 2.1 to Union Planters Corporation's Current Report on Form 8-K dated March 8, 1996, filed on March 13, 1996, Commission File No. 1-10160)

10(k) Stock Option Agreement, dated March 9, 1996, issued by Leader Financial Corporation to Union Planters Corporation (incorporated by reference to
       Exhibit 2.2 to Union Planters Corporation's Current Report on Form 8-K dated March 8, 1996, filed on March 13, 1996, Commission File No. 1-10160)

11     Computation of Per Share Earnings (filed herewith)

13     1996 Annual Report to Security Holders (filed herewith)

21     Subsidiaries of the Registrant (filed herewith)

23     Consent of Price Waterhouse LLP (filed herewith)

27     Financial Data Schedule (for SEC use only) (filed herewith)

____________________


(1) Incorporated by reference to Exhibit 4(a) filed as part of Registration Statement No. 33-35928, filed July 23, 1990

(2) Incorporated by reference to Exhibit 4 filed as part of Registration Statement No. 33-52434, filed October 19, 1992

(3) Incorporated by reference to Exhibit 4(a) filed as part of Registration Statement No. 33-50655, filed October 21, 1993

(4) Incorporated by reference to Exhibit 4(b) filed as part of Registration Statement No. 33-50655, filed October 21, 1993

(5) Incorporated by reference to Exhibit 4(b) filed as part of Registration Statement No. 33-63791, filed October 27, 1995