Form 10-Q
period 1997-03-31
UNION PLANTERS CORP
filed 1997-05-09
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q




  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1997


                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


For the transition period ___ to ___.

Commission File No.   1-10160
                      -------

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)


        Tennessee                                       62-0859007
------------------------                    ---------------------------------
(State of incorporation)                    (IRS Employer Identification No.)



 7130 Goodlett Farms Parkway, Memphis, Tennessee                     38018
-------------------------------------------------------------------------------
 (Address of principal executive offices)                           (ZIP Code)


      Registrant's telephone number, including area code:   (901) 580-6000
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


     Yes   X         No
          ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


        Class                           Outstanding at April 30, 1997
-------------------------               ------------------------------
Common stock $5 par value                         66,233,926

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
              FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                     INDEX


                                                                              Page
                                                                              ----
PART I. FINANCIAL INFORMATION
      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - March 31, 1997,
                March 31, 1996, and December 31, 1996                           3

           b)   Consolidated Statement of Earnings -
                Three Months Ended March 31, 1997 and 1996                      4

           c)   Consolidated Statement of Changes in
                Shareholders' Equity - Three Months Ended
                March 31, 1997                                                  5

           d)   Consolidated Statement of Cash Flows -
                Three Months Ended March 31, 1997 and 1996                      6

           e)   Notes to Unaudited Consolidated Financial Statements            7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                  12


PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                              27

      Item 2.   Changes in Securities                                          27

      Item 3.   Defaults Upon Senior Securities                                27

      Item 4.   Submission of Matters to a Vote of Security Holders            27

      Item 5.   Other Information                                              27

      Item 6.   Exhibits and Reports on Form 8-K                               27

      Signatures                                                               28

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)




                                                                      MARCH 31,              DECEMBER 31,
                                                             ----------------------------    ------------
                                                                 1997           1996            1996
                                                             ------------    ------------    ------------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks                                      $    479,431    $    526,604    $    594,535
Interest-bearing deposits at financial institutions                12,582           6,356           9,082
Federal funds sold and securities purchased
 under agreements to resell                                        63,271         289,388         152,667
Trading account assets                                            164,683         134,926         225,336
Loans held for resale                                              85,140         121,156          58,622
Investment securities
 Available for sale (Amortized cost: $2,978,517,
  $3,650,571, and $2,916,051, respectively)                     3,008,886       3,693,199       2,956,234
 Held to maturity (Fair value: $188,954
   at March 31, 1996)                                                --           187,426            --
Loans                                                          10,390,452       9,648,834      10,464,176
 Less: Unearned income                                            (28,226)        (37,221)        (30,106)
       Allowance for losses on loans                             (163,980)       (166,825)       (166,853)
                                                             ------------    ------------    ------------
    Net loans                                                  10,198,246       9,444,788      10,267,217
Premises and equipment, net                                       258,796         266,680         260,971
Accrued interest receivable                                       205,971         181,710         211,082
FHA/VA claims receivable                                           87,903          54,711          78,241
Mortgage servicing rights                                          55,105          58,142          57,206
Goodwill and other intangibles                                     57,162          65,526          56,585
Other assets                                                      255,288         211,525         294,785
                                                             ------------    ------------    ------------
    TOTAL ASSETS                                             $ 14,932,464    $ 15,242,137    $ 15,222,563
                                                             ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
 Noninterest-bearing                                         $  1,716,830    $  1,640,777    $  1,730,721
 Certificates of deposit of $100,000 and over                   1,053,265       1,001,143       1,011,414
 Other interest-bearing                                         8,625,206       9,150,969       8,748,127
                                                             ------------    ------------    ------------
    Total deposits                                             11,395,301      11,792,889      11,490,262
Short-term borrowings                                             321,377         834,389         449,146
Short- and medium-term bank notes                                 350,000            --           400,000
Federal Home Loan Bank advances                                   808,203         840,205         889,985
Other long-term debt                                              383,362         239,620         383,731
Accrued interest, expenses, and taxes                             165,897         148,083         141,455
Other liabilities                                                 113,061          89,073         115,110
                                                             ------------    ------------    ------------
    TOTAL LIABILITIES                                          13,537,201      13,944,259      13,869,689
                                                             ------------    ------------    ------------

Commitments and contingent liabilities                               --              --              --
Shareholders' equity
 Convertible preferred stock                                       71,937          91,810          83,809
 Common stock, $5 par value; 100,000,000 shares authorized;
   66,010,936 issued and outstanding (63,471,443 at
   March 31, 1996 and 64,927,320 at December 31, 1996)            330,055         317,357         324,637
 Additional paid-in capital                                       196,441         146,503         177,372
 Retained earnings                                                788,634         721,980         752,963
 Unearned compensation                                            (10,377)         (5,799)        (10,499)
 Unrealized gain on available for sale securities                  18,573          26,027          24,592
                                                             ------------    ------------    ------------
    TOTAL SHAREHOLDERS' EQUITY                                  1,395,263       1,297,878       1,352,874
                                                             ------------    ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 14,932,464    $ 15,242,137    $ 15,222,563
                                                             ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                               --------------------------------------------
                                                     1997                    1996
                                               ---------------------- ---------------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans                         $236,599                  $220,585
Interest on investment securities
 Taxable                                             39,895                    52,182
 Tax-exempt                                           7,267                     7,793
Interest on deposits at financial institutions           87                       136
Interest on federal funds sold and securities
 purchased under agreements to resell                 1,772                     6,417
Interest on trading account assets                    3,665                     2,387
Interest on loans held for resale                     1,616                     1,672
                                                   --------                  --------
    Total interest income                           290,901                   291,172
                                                   --------                  --------

INTEREST EXPENSE
Interest on deposits                                106,386                   115,318
Interest on short-term borrowings                     7,748                    11,895
Interest on long-term debt                           21,491                    16,217
                                                   --------                  --------
    Total interest expense                          135,625                   143,430
                                                   --------                  --------

    NET INTEREST INCOME                             155,276                   147,742
PROVISION FOR LOSSES ON LOANS                        12,414                    12,949
                                                   --------                  --------

    NET INTEREST INCOME AFTER PROVISION FOR
     LOSSES ON LOANS                                142,862                   134,793
                                                   --------                  --------

NONINTEREST INCOME
Service charges on deposit accounts                  19,255                    18,116
Mortgage servicing income                            11,670                    11,080
Bank card income                                      7,420                     5,418
Trust service income                                  2,349                     2,290
Profits and commissions from trading activities       2,001                     2,207
Investment securities gains                             116                        61
Other income                                         14,641                    14,585
                                                   --------                  --------
    Total noninterest income                         57,452                    53,757
                                                   --------                  --------

NONINTEREST EXPENSE
Salaries and employee benefits                       51,951                    53,240
Net occupancy expense                                 8,064                     8,141
Equipment expense                                     8,028                     8,579
Other expense                                        41,186                    48,011
                                                   --------                  --------
    Total noninterest expense                       109,229                   117,971
                                                   --------                  --------

    EARNINGS BEFORE INCOME TAXES                     91,085                    70,579
Applicable income taxes                              31,893                    23,427
                                                   --------                  --------
    NET EARNINGS                                   $ 59,192                  $ 47,152
                                                   ========                  ========

    NET EARNINGS APPLICABLE TO COMMON SHARES       $ 57,696                  $ 45,316
                                                   ========                  ========

EARNINGS PER COMMON SHARE
    Primary                                        $    .86                  $    .70
    Fully diluted                                       .84                       .68

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
    Primary                                          66,763                    64,083
    Fully diluted                                    70,824                    68,845



The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


                                                                                                             UNREALIZED
                                                                                                              GAIN ON
                                                   CONVERTIBLE            ADDITIONAL                         AVAILABLE
                                                    PREFERRED    COMMON    PAID-IN    RETAINED   UNEARNED     FOR SALE
                                                      STOCK      STOCK     CAPITAL    EARNINGS  COMPENSATION SECURITIES    TOTAL
                                                  ------------  --------  ---------- ---------  ------------ ---------- -----------
                                                                                (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1997                           $ 83,809    $324,637    177,372   $ 752,963    $(10,499)  $ 24,592   $1,352,874
Net earnings                                           --          --         --        59,192        --         --         59,192
Cash dividends
 Common Stock, $.32 per share                          --          --         --       (20,868)       --         --        (20,868)
 Preferred Stock, $.50 per share                       --          --         --        (1,496)       --         --         (1,496)
Common stock issued under employee benefit plans
  and dividend reinvestment plan,
  net of stock exchanged                               --         2,150      7,948      (1,157)        122       --          9,063
Issuance of common stock for acquisitions              --           300      2,219        --          --         --          2,519
Conversion of Series E preferred stock              (11,872)      2,968      8,902        --          --         --             (2)
Change in net unrealized gain on
  available for sale securities, net of taxes          --          --         --          --          --       (6,019)      (6,019)
                                                   --------    --------   --------   ---------    --------   --------   ----------
BALANCE, MARCH 31, 1997                            $ 71,937    $330,055   $196,441   $ 788,634    $(10,377)  $ 18,573   $1,395,263
                                                   ========    ========   ========   =========    ========   ========   ==========





The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)




                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        -------------------------
                                                                                           1997            1996
                                                                                        ---------       ---------
                                                                                            (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net earnings                                                                            $  59,192       $  47,152
Reconciliation of net earnings to net cash provided by operating activities:
 Provision for losses on loans, other real estate,
   and FHA/VA foreclosure claims                                                           12,986          19,914
 Depreciation and amortization of premises and equipment                                    6,068           6,644
 Amortization and write-off of intangibles                                                  4,922           5,147
 Net accretion of investment securities                                                    (2,372)         (2,246)
 Net realized gains on sales of investment securities                                        (116)            (61)
 Deferred income tax expense (benefit)                                                      2,573          (2,794)
 Decrease (increase) in assets
   Trading account assets and loans held for resale                                        34,135         (46,266)
   Other assets                                                                            40,654           2,383
 Increase (decrease) in accrued interest, expenses, taxes, and other liabilities           20,671         (16,944)
 Other, net                                                                                   190             419
                                                                                        ---------       ---------
    Net cash provided by operating activities                                             178,903          13,348
                                                                                        ---------       ---------

INVESTING ACTIVITIES
Net (increase) decrease in short-term investments                                          (3,500)         10,298
Proceeds from sales of available for sale securities                                       11,191          16,832
Proceeds from maturities, calls, and prepayments of
 available for sale securities                                                            346,072         553,504
Purchases of available for sale securities                                               (417,149)       (680,641)
Proceeds from maturities, calls, and prepayments of
 held to maturity securities                                                                 --             9,221
Purchases of held to maturity securities                                                     --              (316)
Net decrease (increase) in loans                                                           52,167         (87,270)
Net cash received from acquisitions of financial institutions                                 218          53,579
Purchases of premises and equipment, net                                                   (3,608)         (6,302)
                                                                                        ---------       ---------
    Net cash used by investing activities                                                 (14,609)       (131,095)
                                                                                        ---------       ---------

FINANCING ACTIVITIES
 Net (decrease) increase in deposits                                                      (94,961)          7,367
 Net decrease in short-term borrowings                                                   (176,543)        (49,514)
 Proceeds from long-term debt, net                                                        229,817         144,525
 Repayment of long-term debt                                                             (313,510)        (64,270)
 Proceeds from issuance of common stock                                                     8,941           4,844
 Cash dividends paid                                                                      (22,538)        (15,832)
                                                                                        ---------       ---------
    Net cash (used) provided by financing activities                                     (368,794)         27,120
                                                                                        ---------       ---------
Net decrease in cash and cash equivalents                                                (204,500)        (90,627)
Cash and cash equivalents at the beginning of the period                                  747,202         906,619
                                                                                        ---------       ---------
Cash and cash equivalents at the end of the period                                      $ 542,702       $ 815,992
                                                                                        =========       =========

SUPPLEMENTAL DISCLOSURES
Cash paid for
 Interest                                                                               $ 130,000       $ 148,472
 Taxes                                                                                      1,330           2,936
Unrealized gain on available for sale securities                                           30,369          42,628




The accompanying notes are an integral part of these consolidated financial statements.

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

     The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1996 Annual Report to Shareholders, a copy of which is
Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 10-K). Certain 1996 amounts have been reclassified to be consistent with the 1997 financial reporting presentation.


NOTE 2. ACQUISITIONS

CONSUMMATED ACQUISITIONS

     In a transaction accounted for as a purchase, the Corporation acquired PFIC Corporation (PFIC) on February 27, 1997, exchanging 59,992 shares of the Corporation's common stock for all of the outstanding common stock of PFIC. PFIC is a third-party marketer of nontraditional bank products and had total assets of $4.2 million at the date of acquisition. Goodwill of $2.7 million resulted from the transaction.

     Reference is made to Note 2 of the consolidated financial statements on pages 45 through 46 of the Corporation's Annual Report to Shareholders for information regarding acquisitions completed in 1996.

PENDING ACQUISITIONS

     Through its acquisition program, the Corporation has two acquisitions of financial institutions pending which are considered probable of consummation. The Corporation would acquire aggregate total assets of approximately $160 million in those acquisitions.


NOTE 3. LOANS

Loans are summarized by type as follows:


                                                   MARCH 31,
                                          ------------------------    DECEMBER 31,
                                             1997           1996        1996
                                          -----------   ----------   -----------
                                                (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural   $ 1,534,270   $1,534,823   $ 1,537,535
Real estate - construction                    438,062      421,942       446,946
Real estate - mortgage
 Secured by 1-4 family residential          3,046,278    3,154,219     3,218,651
 FHA/VA government-insured/guaranteed       1,518,394    1,036,043     1,477,459
 Other mortgage                             1,687,306    1,525,874     1,530,110
Home equity                                   229,610      210,863       228,511
Consumer
 Credit cards and related plans               602,592      414,733       627,406
 Other consumer                             1,263,259    1,275,554     1,324,252
Direct lease financing                         70,681       74,783        73,306
                                          -----------   ----------   -----------
    TOTAL LOANS                           $10,390,452   $9,648,834   $10,464,176
                                          ===========   ==========   ===========

Nonperforming loans are summarized as follows:

                                             MARCH 31, DECEMBER 31,
                                             1997         1996
                                            -------      --------
                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans                            $53,060      $63,346
Restructured loans                            2,394        2,546
                                            -------      -------
    TOTAL NONPERFORMING LOANS               $55,454      $65,892
                                            =======      =======


     Reference is made to the "Nonperforming Assets" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the change in nonaccrual loans.


NOTE 4. ALLOWANCE FOR LOSSES ON LOANS

The changes in the allowance for losses on loans for the three months ended March 31, 1997 are summarized as follows (Dollars in thousands):


            Balance, January 1, 1997                               $ 166,853
            Provision for losses on loans                             12,414
            Recoveries of loans previously charged off                 4,126
            Loans charged off                                        (19,413)
                                                                   ---------
            Balance, March 31, 1997                                $ 163,980
                                                                   =========


     As of March 31, 1997, the amount of the Corporation's impaired loans and the disclosures related thereto were not significant.


NOTE 5. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are summarized as follows:

                                                                   MARCH 31, 1997
                                                   -------------------------------------------
                                                                    UNREALIZED
                                                    AMORTIZED       ----------         FAIR
                                                      COST       GAINS     LOSSES      VALUE
                                                   ----------   -------   -------   ----------
                                                                (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
 U.S. Treasury                                     $  874,398   $ 1,437   $ 2,006   $  873,829
 U.S. Government agencies
  Collateralized mortgage obligations                 129,780       333       593      129,520
  Mortgage-backed                                     753,612    19,521     1,624      771,509
  Other                                               596,094       701     3,191      593,604
                                                   ----------   -------   -------   ----------
    Total U.S. Government obligations               2,353,884    21,992     7,414    2,368,462
Obligations of states and political subdivisions      477,618    19,494     2,617      494,495
Other stocks and securities                           147,015       247     1,333      145,929
                                                   ----------   -------   -------   ----------
    TOTAL AVAILABLE FOR SALE SECURITIES            $2,978,517   $41,733   $11,364   $3,008,886
                                                   ==========   =======   =======   ==========


                                                                DECEMBER 31, 1996
                                                   -------------------------------------------
                                                                   UNREALIZED
                                                    AMORTIZED      ----------         FAIR
                                                      COST       GAINS     LOSSES     VALUE
                                                   ----------   -------   -------   ----------
                                                               (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
 U.S. Treasury                                     $  834,054   $ 4,123   $  791   $  837,386
 U.S. Government agencies
  Collateralized mortgage obligations                 124,908       617      347      125,178
  Mortgage-backed                                     806,160    21,106      978      826,288
  Other                                               511,986       965    1,747      511,204
                                                   ----------   -------   ------   ----------
    Total U.S. Government obligations               2,277,108    26,811    3,863    2,300,056
Obligations of states and political subdivisions      487,489    20,746    2,265      505,970
Other stocks and securities                           151,454       240    1,486      150,208
                                                   ----------   -------   ------   ----------
    TOTAL AVAILABLE FOR SALE SECURITIES            $2,916,051   $47,797   $7,614   $2,956,234
                                                   ==========   =======   ======   ==========

     Investment securities having a carrying value of approximately $1.1 billion at both March 31, 1997 and December 31, 1996 were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank advances.

     The following table presents the gross realized gains and losses on available for sale investment securities for the three months ended March 31, 1997 and 1996.


                                     REALIZED GAINS   REALIZED LOSSES
                                     ----    ------   ---------------
                                     1997     1996    1997      1996
                                     ----    -----    ----      ----
                                           (DOLLARS IN THOUSANDS)
   Available for sale securities     $130     $70     $(15)     $(9)
                                     ====     ===     ====      ===




NOTE 6. OTHER NONINTEREST INCOME AND EXPENSE


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                        -------------------
                                                         1997        1996
                                                        -------     -------
                                                       (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  Credit life insurance commissions                     $ 2,087     $ 2,398
  Gain on sale of residential mortgages                     524       1,519
  Customer ATM usage fees                                 1,977         978
  VSIBG partnership earnings                                679       1,163
  Brokerage fee income                                    1,080         633
  Annuity sales income                                    1,831         134
  Sale of servicing                                         146         362
  Other income                                            6,317       7,398
                                                        -------     -------
     TOTAL OTHER NONINTEREST INCOME                     $14,641     $14,585
                                                        =======     =======

OTHER NONINTEREST EXPENSE
  FDIC insurance                                        $   720     $ 2,151
  Provision for losses on FHA/VA foreclosure claims         500       6,886
  Amortization of mortgage servicing rights               2,956       2,925
  Amortization of goodwill and other intangibles          1,966       2,272
  Other contracted services                               4,300       2,893
  Postage and carrier                                     3,420       3,427
  Advertising and promotion                               2,917       3,254
  Stationery and supplies                                 3,459       3,806
  Communications                                          2,701       2,625
  Other personnel services                                1,768       1,735
  Miscellaneous charge-offs                               1,558       1,407
  Legal fees                                              1,085       1,015
  Merchant credit card charges                            1,209       1,069
  Taxes other than income                                 1,264       1,193
  Dues, subscriptions, and contributions                    995         996
  Brokerage and clearing fees on trading activities       1,267       1,285
  Travel                                                    764         870
  Accounting and audit fees                                 645         603
  Insurance                                                 582         732
  Consultant fees                                           325         499
  Federal Reserve fees                                      596         569
  Other real estate expense                                 406         270
  Other expense                                           5,783       5,529
                                                        -------     -------
     TOTAL OTHER NONINTEREST EXPENSE                    $41,186     $48,011
                                                        =======     =======



NOTE 7. INCOME TAXES

     Applicable income taxes for the three months ended March 31, 1997, were $31.9 million, resulting in an effective tax rate of 35.0%. Applicable income taxes for the same period in 1996 were $23.4 million, resulting in an effective tax rate of 33.2%. The tax expense applicable to investment securities gains for the three months ended March 31, 1997 and 1996 was $45,000 and $24,000, respectively.

     At March 31, 1997, the Corporation had a net deferred tax asset of $81.1 million compared to $80.0 million at December 31, 1996. The net deferred tax asset includes a deferred liability related to the net unrealized gain on available for sale securities of $11.8 million and $15.6 million at those dates, respectively. Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.


NOTE 8. BORROWINGS

SHORT-TERM BORROWINGS

     Short-term borrowings include federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings. Federal funds purchased arise primarily from the Corporation's market activity with its correspondent banks and generally mature in one business day. Securities sold under agreements to repurchase are secured by U. S. Government and agency securities.

     Short-term borrowings are summarized as follows:

                                                      MARCH 31,
                                                ----------------------     DECEMBER 31,
                                                1997            1996          1996
                                                --------      --------      --------
                                                      (DOLLARS IN THOUSANDS)
Balances at quarter end:
Federal funds purchased and securities sold
  under agreements to repurchase                $288,629      $817,197      $438,104
Other short-term borrowings                       32,748        17,192        11,042
                                                --------      --------      --------
    Total short-term borrowings                 $321,377      $834,389      $449,146
                                                ========      ========      ========

Federal funds purchased and securities sold
  under agreements to repurchase
    Daily average balance                       $346,527      $819,691      $889,793
    Weighted average interest rate                  4.68%         5.65%         5.41%


SHORT- AND MEDIUM-TERM BANK NOTES

     The Corporation's principal subsidiary, Union Planters National Bank
(UPNB), has a $1-billion short- and medium-term bank note program to supplement UPNB's funding sources. Under the program UPNB may from time to time issue bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Bank Notes) and bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Bank Notes). A summary of the bank notes follows.


                                MARCH 31, 1997           DECEMBER 31, 1996
                           ------------------------  ------------------------
                            SHORT-TERM  MEDIUM-TERM   SHORT-TERM  MEDIUM-TERM
                            BANK NOTES    BANK NOTES  BANK NOTES  BANK NOTES
                           -----------  -----------  -----------  -----------
                                         (DOLLARS IN THOUSANDS)
Balances at period end     $   215,000  $   135,000  $   265,000  $   135,000
Variable rate notes             50,000         --           --           --
Fixed rate notes               165,000      135,000      265,000      135,000
Range of maturities         4/97-10/97   8/98-10/01    1/97-5/97   8/98-10/01



FEDERAL HOME LOAN BANK (FHLB) ADVANCES

     Certain of the Corporation's banking and thrift subsidiaries had outstanding advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At March 31, 1997, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.


                                       MARCH 31,
                            ----------------------------      DECEMBER
                                 1997           1996            1996
                            ------------    ------------    ------------
                                      (DOLLARS IN THOUSANDS)
Balance at period end       $    808,203    $    840,205    $    889,985
Range of interest rates       3.25%-9.00%     3.25%-9.00%     3.25%-9.00%
Range of maturities            1997-2025       1996-2025       1997-2025


OTHER LONG-TERM DEBT

The Corporation's other long-term debt is summarized as follows:

                                                                    MARCH 31,
                                                         ----------------------------      DECEMBER
                                                              1997           1996            1996
                                                         ------------    ------------    ------------
                                                                    (DOLLARS IN THOUSANDS)
Corporation-Obligated Mandatorily Redeemable
 Capital Pass-through Securities of Subsidiary Trust
 holding solely a Corporation-Guaranteed Related
 Subordinated Note (Trust Preferred Securities)          $198,947     $   --               $198,938
6 3/4% Subordinated Notes due 2005                         99,492       99,432               99,477
6.25% Subordinated Notes due 2003                          74,657       74,605               74,644
8 1/2% Subordinated Notes due 2002                           --         40,245                 --
Other long-term debt                                       10,266       25,338               10,672
                                                         --------     --------             --------
   Total other long-term debt                            $383,362     $239,620             $383,731
                                                         ========     ========             ========


NOTE 9. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's Common Stock, is summarized as follows:


                                                    MARCH 31,   MARCH 31,  DECEMBER 31,
                                                      1997       1996         1996
                                                    -------     -------     -------
                                                         (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
10,000,000 shares authorized
Series A Preferred Stock,
 750,000 shares authorized, none issued             $  --       $  --       $  --
Series B Preferred Stock                               --         4,400        --
Series E, 8% Cumulative, Convertible, Preferred
 Stock (stated at liquidation value of $25 per
 share), 2,877,474 shares issued and
 outstanding (3,496,419 at March 31, 1996, and
 3,352,347 at December 31, 1996)                     71,937      87,410      83,809
                                                    -------     -------     -------
   TOTAL PREFERRED STOCK                            $71,937     $91,810     $83,809
                                                    =======     =======     =======



NOTE 10. CONTINGENT LIABILITIES

     The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1996 10-K and in Note 19 to the Corporation's consolidated financial statements on page 67 of the 1996 Annual Report to Shareholders (1996 Annual Report) which is included in the 1996 10-K as Exhibit 13. Two such previously reported matters involve collateral protection insurance(CPI)- related suits filed in Circuit Court, Greene County, Alabama by the same person, Queen Ford. One of the suits, involving allegations of improper "adjacent structure coverage" and demanding $10,000 in compensatory damages and $50 million in punitive damages, was settled in the first quarter of 1997 for a nominal amount. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

     Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the first quarter of 1997 in any pending or threatened actions which affected such opinion.

NOTE 11. SUBSEQUENT EVENT

     On May 8, 1997, Union Planters Corporation and Magna Bancorp, Inc. (Magna), the $1.3 billion parent company of Magnolia Federal Bank for Savings, entered into an Agreement and Plan of Merger (the Agreement) pursuant to which Magna will be acquired by Union Planters Corporation. The agreement calls for Union Planters to exchange approximately .5165 shares of its Common Stock for each common share of Magna. The merger is to be tax-free to Magna's shareholders and is expected to be accounted for as a pooling of interests. The merger is subject to Magna shareholder approval, regulatory approval, and normal contractual obligations being met. The acquisition is expected to be completed late in the third quarter or early in the fourth quarter of 1997. The Agreement and a copy of the press release announcing the proposed merger are included in this Form 10-Q as exhibits.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1996 Annual Report, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 1997 included in Part I hereof, and the supplemental financial data included in this discussion.

     Certain of the information included in this discussion contains forward-looking statements and information that are based on management's belief as well as certain assumptions made by, and information currently available to management. When used in this discussion, the words "anticipate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations and projections will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated, projected, or expected. Among key factors that may have a direct bearing on the Corporation's operating results are fluctuations in the economy; the actions taken by the Federal Reserve for the purpose of influencing the economy; the Corporation's ability to realize anticipated cost savings related to both recently completed and pending acquisitions; the ability of the Corporation to achieve anticipated revenue enhancements; its success in assimilating acquired operations into the Corporation's culture, including its ability to instill the Corporation's credit culture and approach to operating efficiencies into acquired operations; the continued growth of the markets in which the Corporation operates consistent with recent historical experience; the absence of undisclosed material contingencies inherent in acquired operations including asset quality and litigation contingencies; the enactment of legislation impacting the operations of the Corporation; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure.

SELECTED FINANCIAL DATA

     The following table presents selected financial highlights for the three-month periods ended March 31, 1997 and 1996.


                                             THREE MONTHS ENDED
                                                    MARCH 31,
                                            --------------------------           PERCENTAGE
                                               1997            1996               CHANGE
                                            ----------      ----------          -----------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings                                $   59,192      $   47,152              26%
Primary earnings per common share                  .86             .70              23
Fully diluted earnings per common share            .84             .68              24
Return on average assets                          1.61%           1.25%
Return on average common equity                  18.50           15.86
Dividends per common share                  $      .32      $      .27              19
Net interest margin (FTE)                         4.71%           4.37%
Interest rate spread (FTE)                        4.03            3.62
Expense ratio                                     1.41            1.62
Efficiency ratio                                 50.42           55.63
Book value per common share                 $    20.05      $    19.00               6
Leverage ratio                                   10.26%           8.09%
Common share prices
 High closing price                         $    47.75      $    31.75
 Low closing price                               38.38           29.00
 Closing price at quarter end                    40.63           30.25


---------------------

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

OPERATING RESULTS - THREE MONTHS ENDED MARCH 31, 1997

     The table which follows presents the contributions to fully diluted earnings per common share. A discussion of the operating results follows this table.

                          UNION PLANTERS CORPORATION
           CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE



                                                         THREE MONTHS ENDED
                                                              MARCH 31,                 EPS
                                                     -------------------------       INCREASE
                                                        1997            1996        (DECREASE)
                                                    ----------      ----------      ----------
Net interest income-FTE                             $     2.25      $     2.21      $      .04
Provision for losses on loans                             (.18)           (.19)            .01
                                                    ----------      ----------      ----------
Net interest income after provision
 for losses on loans-FTE                                  2.07            2.02             .05
                                                    ----------      ----------      ----------

Noninterest income
 Service charges on deposit accounts                       .27             .26             .01
 Mortgage servicing income                                 .16             .16              --
 Bank card income                                          .10             .08             .02
 Trust service income                                      .03             .03              --
 Profits and commissions from trading activities           .03             .03              --
 Investment securities gains (losses)                       --              --              --
 Other income                                              .22             .21             .01
                                                    ----------      ----------      ----------
   TOTAL NONINTEREST INCOME                                .81             .77             .04
                                                    ----------      ----------      ----------

Noninterest expense
 Salaries and employee benefits                            .73             .77             .04
 Net occupancy expense                                     .11             .12             .01
 Equipment expense                                         .11             .12             .01
 Other expense                                             .58             .70             .12
                                                    ----------      ----------      ----------
   TOTAL NONINTEREST EXPENSE                              1.53            1.71             .18
                                                    ----------      ----------      ----------

 Earnings before income taxes-FTE                         1.35            1.08             .27
Applicable income taxes-FTE                                .51             .40            (.11)
                                                    ----------      ----------      ----------
 Net earnings                                              .84             .68             .16
Less preferred stock dividends                            --              --              --
                                                    ----------      ----------      ----------
 Fully diluted earnings per share                   $      .84      $      .68      $      .16
                                                    ==========      ==========      ==========

Change in net earnings applicable
 to fully diluted earnings per share
 using previous year average shares outstanding                                     $      .17
Change in average shares outstanding                                                      (.01)
                                                                                    ----------
 Change in net earnings                                                             $      .16
                                                                                    ==========

Average fully diluted shares (in thousands)             70,824          68,845
                                                    ==========      ==========

--------------------

FTE = Fully taxable-equivalent


                       FIRST QUARTER EARNINGS OVERVIEW


     For the first quarter of 1997, the Corporation reported record earnings of $59.2 million, or $.84 per fully diluted common share. This compares to net earnings for the same period in 1996 of $47.2 million, or $.68 per fully diluted common share. The record earnings level resulted in a return on average assets of 1.61% and a return on average common equity of 18.50% for the first quarter of 1997 which compares to 1.25% and 15.86% for the same period in 1996.

     The improvement in net earnings in 1997 is attributable to increases in both net interest income and noninterest income along with decreases in noninterest expense and the provision for losses on loans. The following is a more complete discussion and analysis of the first quarter of 1997 operating results compared to the same period in 1996.

                              EARNINGS ANALYSIS

NET INTEREST INCOME

     Net interest income (FTE) for the first quarter of 1997 was $159.3 million, a 4.8% increase over the first quarter of 1996 which was $151.9 million, and up $612,000 from the fourth quarter of 1996 which was $158.7 million. The improvement for the first quarter of 1997 compared to the same period in 1996 is attributable to lower interest expense resulting from lower funding costs. Additionally, higher loan volumes were funded by maturities and sales of lower yielding investment securities. The improvement from the fourth quarter of 1996 relates primarily to a decrease in average interest-bearing liabilities partially offset by a decrease in average earning assets. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

     The net interest margin for the first quarter of 1997 was 4.71% which compares to 4.37% and 4.44%, respectively, for the first and fourth quarters of 1996. The interest-rate spread increased to 4.03% for the first quarter of 1997 from 3.62% for the same period in 1996 and compared to 3.74% for the fourth quarter of 1996.

INTEREST INCOME

     The following table presents a breakdown of average earning assets for the first quarter of 1997 and 1996.



                                                           1997    1996
                                                          ------  ------

Average earning assets (Dollars in billions)              $13.7   $14.0
 Comprised of:
  Loans                                                      76%     69%
  Investment securities                                      21      27
  Other earning assets                                        3       4

--------------------

Fully taxable-equivalent yield on average earning assets   8.73%   8.50%


     Interest income (FTE) decreased $447,000 for the first quarter of 1997 compared to the same period in 1996. The decrease is attributable primarily to a $266 million decrease in average earning assets which accounted for approximately $1.1 million of the decrease. The decrease was partially offset by a 23-basis-point increase, or approximately $676,000, in the yield on average earning assets which was attributable to a change in mix. Lower yielding investment securities and federal funds sold were replaced by higher yielding loans.

INTEREST EXPENSE

     The following table presents a breakdown of average interest-bearing liabilities for the first quarter of 1997 and 1996.


                                                            1997     1996
                                                            -----   -----
Average interest-bearing liabilities (Dollars in billions)  $11.7   $11.8
Comprised of:
  Deposits                                                     83%     84%
  Short-term borrowings                                         5       7
  FHLB advances and long-term debt                             12       9

--------------------

Rate paid on average interest-bearing liabilities            4.70%   4.88%


     Interest expense decreased 5.4% in the first quarter of 1997 compared to the same period in 1996. The decrease is due primarily to an 18-basis-point decrease in rates paid on interest-bearing liabilities which accounted for $6.3 million of the decrease in interest expense. This decrease related primarily to other time deposit and short-term borrowings. Approximately

$434,000 of this decrease related to the termination of interest-rate swaps that were outstanding in 1996. Also contributing to the decrease was a $123-million decline in average interest-bearing liabilities which accounted for $1.5 million of the decrease in interest expense. Lower yielding investment securities and federal funds sold were used to reduce short-term borrowings. Netted against the decrease in average interest-bearing liabilities was an increase in long-term debt due primarily to the issuance of $200 million of Trust Preferred Securities in December 1996 to take advantage of favorable interest rates and a Federal Reserve Bank ruling that allows these securities to be included in Tier 1 regulatory capital. The Corporation's lead bank, UPNB, also established a bank note program to supplement its funding sources. See
Note 8 to the unaudited consolidated financial statements and the consolidated average balance sheet for additional information regarding the Corporation's long-term debt.

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans for the first quarter of 1997 was $12.4 million, or .56% of average loans on an annualized basis, compared to $12.9 million, or .60% of average loans, for the same period in 1996. This also compares to a provision for losses on loans of $15.7 million for the fourth quarter of 1996. The provision for losses on loans continues to be impacted by the level of credit card and other consumer charge-offs due to the record numbers of personal bankruptcy filings. Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs.

NONINTEREST INCOME

     Noninterest income for the first quarter of 1997 was $57.5 million, an increase of 6.9% over the same period in 1996 and a decrease of approximately $2.2 from the fourth quarter of 1996. The major components of noninterest income are presented on the face of the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

     The increase in noninterest income for the first quarter of 1997 compared to the same period last year is attributable primarily to service charges on deposit accounts, bank card income, and annuity sales income. Service charges on deposit accounts increased $1.1 million, or 6.3%, due primarily to the level of customer activity. Bank card income increased $2.0 million, or 37.0%, reflecting higher levels of customer activity and an increased number of cardholder accounts. Annuity sales income increased $1.7 million due to increased emphasis and sales efforts for these products. Investment securities gains of $4.3 million in the fourth quarter of 1996 was the primary reason for the decrease in noninterest income between the fourth quarter of 1996 and the first quarter of 1997.

NONINTEREST EXPENSE

     Noninterest expense for the first quarter of 1997 decreased $8.7 million to $109.2 million which compares to $118.0 million for the first quarter of 1996 and $118.1 million (before merger-related and other significant charges of $63.1 million) for the fourth quarter of 1996. The major components of noninterest expense are detailed on the face of the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

     The decrease in noninterest expense for the first quarter of 1997 compared to the same period in 1996 relates primarily to a $6.4 million decrease in the provision for losses on FHA/VA foreclosure claims. The higher level of provisions in 1996 related primarily to the rapid growth of FHA/VA government-insured/guaranteed loans and the growth of the servicing portfolio. In 1997 this rapid growth has not continued.

     Also contributing to the decrease in noninterest expense were reductions in FDIC insurance assessments and salaries and employee benefits. FDIC insurance assessments decreased $1.4 million due to reductions in assessments for "well-capitalized" banks. Reference is made to the "Regulatory Assessment" discussion in the 1996 Annual Report to Shareholders. Salaries and employee benefit expense decreased $1.3 million for the first quarter of 1997. The decrease relates primarily to a reduction in the number of employees. Full-time-equivalent employees at March 31, 1997 were 5,885 compared to 6,170 at March 31, 1996 and 5,914 at December 31, 1996.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
         CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                          THREE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------------------------------------------
                                                                 1997                                           1996
                                          -----------------------------------------------------  --------------------------
                                                              INTEREST                               INTEREST
                                            AVERAGE            INCOME/         YIELD/     AVERAGE     INCOME/       YIELD/
                                            BALANCE            EXPENSE          RATE      BALANCE     EXPENSE       RATE
                                          ------------        --------         ------     -------    --------       ------
                                                                 (DOLLARS IN THOUSANDS)

ASSETS
 Interest-bearing deposits at
  financial institutions                   $     7,793        $     87         4.53%    $     6,208      $136       8.81%
 Federal funds sold and securities
  purchased under agreements to resell         130,372           1,772         5.51         460,067     6,417       5.61
 Trading account assets                        196,758           3,665         7.55         120,952     2,387       7.94
 Investment securities (1) (2)
  Taxable                                    2,427,846          39,895         6.66       3,228,423    52,182       6.50
  Tax-exempt                                   479,606          10,704         9.05         506,861    11,453       9.09
                                           -----------        --------                  -----------  --------
    Total investment securities              2,907,452          50,599         7.06       3,735,284    63,635       6.85
 Loans, net of unearned income (1)          10,463,638         238,788         9.26       9,649,548   222,783       9.29
                                           -----------        --------                  -----------  --------
    TOTAL EARNING ASSETS (1) (2)            13,706,013         294,911         8.73      13,972,059   295,358       8.50
                                                              --------                               --------

 Cash and due from banks                       456,549                                      467,232
 Premises and equipment                        256,562                                      267,801
 Allowance for losses on loans                (168,117)                                    (167,332)
 Other assets                                  685,783                                      572,555
                                           -----------                                  -----------
    TOTAL ASSETS                           $14,936,790                                  $15,112,315
                                           ===========                                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                     $ 1,662,964        $ 14,254         3.48%    $ 1,826,067  $ 14,944       3.29%
 Savings deposits                            2,194,862          13,179         2.44       1,980,102    12,521       2.54
 Certificates of deposit of
  $100,000 and over                          1,033,075          14,212         5.58         969,943    14,163       5.87
 Other time deposits                         4,837,388          64,741         5.43       5,153,618    73,690       5.75
 Short-term borrowings                         362,987           4,300         4.80         834,159    11,895       5.74
 Short-term bank notes                         241,667           3,448         5.79               -         -          -
 Long-term debt
  Federal Home Loan Bank advances              854,473          11,995         5.69         825,410    11,776       5.74
  Subordinated capital notes                   174,131           2,932         6.83         214,421     4,018       7.54
  Medium-term bank notes                       135,000           2,236         6.72               -         -          -
  Trust Preferred Securities                   198,942           4,128         8.42               -         -          -
  Other                                         10,302             200         7.87          24,627       423       6.91
                                           -----------        --------                  -----------  --------
    TOTAL INTEREST-BEARING LIABILITIES      11,705,791        $135,625         4.70      11,828,347   143,430       4.88
                                                              --------                               --------
 Noninterest-bearing demand deposits         1,623,715                                    1,573,683
                                           -----------                                  -----------
    TOTAL SOURCES OF FUNDS                  13,329,506                                   13,402,030

 Other liabilities                             261,244                                      469,142
 Shareholders' equity                        1,346,040                                    1,241,143
                                           -----------                                  -----------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $14,936,790                                  $15,112,315
                                           ===========                                  ===========

 NET INTEREST INCOME                                          $159,286                               $151,928
                                                              ========                               ========

 INTEREST-RATE SPREAD                                                          4.03%                                3.62%
                                                                               ====                                 ====

 NET INTEREST MARGIN                                                           4.71%                                4.37%
                                                                               ====                                 ====

--------------------

(1) Taxable-equivalent adjustments:

                    Loans                                     $    573                               $    526
                    Investment securities                        3,437                                  3,660
                                                              --------                               --------
                                                              $  4,010                               $  4,186
                                                              ========                               ========


(2) Yields are calculated on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                     ANALYSIS OF VOLUME AND RATE CHANGES



                                                 THREE MONTHS ENDED MARCH 31,
                                                       1997 VERSUS 1996
                                              ----------------------------------
                                               INCREASE (DECREASE)
                                              DUE TO CHANGE IN: (1)
                                              ---------------------      TOTAL
                                                AVERAGE     AVERAGE     INCREASE
                                                VOLUME        RATE     (DECREASE)
                                              ----------    -------    ---------
                                                    (DOLLARS IN THOUSANDS)


INTEREST INCOME
 Interest-bearing deposits at
  financial institutions                       $     29     $   (78)   $    (49)
 Federal funds sold and securities
  purchased under agreements to resell           (4,533)       (112)     (4,645)
 Trading account assets                           1,399        (121)      1,278
 Investment securities (FTE)                    (14,821)      1,785     (13,036)
 Loans, net of unearned income (FTE)             16,803        (798)     16,005
                                               --------     -------    --------
   TOTAL INTEREST INCOME                         (1,123)        676        (447)
                                               --------     -------    --------

INTEREST EXPENSE
 Money market accounts                           (1,445)        755        (690)
 Savings deposits                                 1,231        (573)        658
 Certificates of deposit of $100,000 and over       822        (773)         49
 Other time deposits                             (4,671)     (4,278)     (8,949)
 Short-term borrowings                           (3,092)     (1,055)     (4,147)
 Long-term debt                                   5,689        (415)      5,274
                                               --------     -------    --------
   TOTAL INTEREST EXPENSE                        (1,466)     (6,339)     (7,805)
                                               --------     -------    --------
CHANGE IN NET INTEREST INCOME (FTE)            $    343     $ 7,015    $  7,358
                                               ========     =======    ========

PERCENTAGE INCREASE IN NET INTEREST
 INCOME OVER PRIOR PERIOD                                                  4.84%
                                                                       ========

--------------------

FTE - Fully taxable-equivalent

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                             FINANCIAL CONDITION


     The Corporation's total assets were $14.9 billion at March 31, 1997 compared to $15.2 billion at both March 31, 1996 and December 31, 1996. Average assets were $14.9 billion for the first quarter of 1997 compared to $15.1 billion for the first quarter of 1996.

INVESTMENT SECURITIES

     The Corporation's investment securities portfolio of $3.0 billion at March 31, 1997 consisted entirely of available for sale securities which are carried on the balance sheet at fair value. This compares to investment securities of $3.0 billion at December 31, 1996. At March 31, 1997 and December 31, 1996, these securities had net unrealized gains of $30.4 million and $40.2 million, respectively. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at March 31, 1997 and December 31, 1996.

     U. S. Treasury and U. S. Government agency obligations represented approximately 78.7% of the investment securities portfolio at March 31, 1997. The Corporation has some credit risk in the investment portfolio, however, management does not consider that risk to be significant.

     The REMIC and CMO issues in the investment portfolio are 98% U. S. Government agency issues; the remaining 2% are readily marketable, nonagency collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues currently held are rated "AAA" by either Standard & Poor's or Moody's. The REMIC and CMO portions of the investment securities portfolio include approximately 56% in floating-rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs on unexpected prepayments. The limited credit risk in the investment portfolio at March 31, 1997 consisted of holdings of municipal securities (16.4%), nonagency CMOs and mortgage-backed securities (.6%), and corporate stocks, notes, debentures, and mutual funds (4.3%).

     At March 31, 1997, the Corporation had approximately $65.9 million of structured notes, which constituted approximately 2.2% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are U. S. Government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio at fair value. The unrealized loss in these securities at March 31, 1997 was approximately $253,000. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity and involves no credit risk.

LOANS

     Loans, net of unearned income, at March 31, 1997 were $10.4 billion compared to $9.6 billion and $10.4 billion at March 31, 1996 and December 31, 1996, respectively. Average loans for the first quarter of 1997 were $10.5 billion, an 8.4% increase over $9.6 billion for the first quarter of 1996. Note 3 to the unaudited interim consolidated financial statements presents the composition of the loan portfolio.

     The growth in loans between March 31, 1997 and 1996 is attributable primarily to FHA/VA government-insured/guaranteed loans which increased $482 million to $1.5 billion. Also contributing to the growth was a $188-million increase in credit card loans and a $161-million increase in other real estate loans (primarily commercial real estate loans). Compared to December 31, 1996, loans declined approximately $74 million.

ALLOWANCE FOR LOSSES ON LOANS

     The Corporation maintains the allowance for losses on loans at a level which is believed adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for losses on loans. The review includes analyses of certain problem loans, historical loan loss experience, the level of classified and nonperforming loans, reviews and evaluations of specific loans, changes in the nature and volume of loans, the results of regulatory examinations, and current and economic conditions and the related impact on specific borrowers and industry groups. The review is presented to, and approved by senior management and a committee of the Board of Directors.

     The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the three-month periods ended March 31, 1997 and 1996 and for the year ended December 31, 1996.


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ----------------------------   FOR THE YEAR ENDED
                                                     1997             1996       DECEMBER 31, 1996
                                                 -----------       ----------   ------------------
                                                               (DOLLARS IN THOUSANDS)
BALANCE AT THE BEGINNING OF PERIOD               $   166,853       $  156,388           $  156,388
LOANS CHARGED OFF
 Commercial, financial, and agricultural               1,645            1,431               10,808
 Real estate - construction                               49               20                  367
 Real estate - mortgage                                  764              749                4,863
 Consumer                                              4,650            4,351               20,346
 Credit cards and related plans                       12,304            6,181               27,657
 Direct lease financing                                    1                5                   48
                                                 -----------       ----------           ----------
    Total charge-offs                                 19,413           12,737               64,089
                                                 -----------       ----------           ----------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
 Commercial, financial, and agricultural               1,501            1,237                3,247
 Real estate - construction                               65                7                   16
 Real estate - mortgage                                  555              782                2,190
 Consumer                                              1,581            1,329                4,940
 Credit cards and related plans                          421              390                1,912
 Direct lease financing                                    3                2                    4
                                                 -----------       ----------           ----------
    Total recoveries                                   4,126            3,747               12,309
                                                 -----------       ----------           ----------

Net charge-offs                                       15,287            8,990               51,780
Provision charged to expense                          12,414           12,949               57,395
Allowance related to the sale of certain loans             -                -               (1,628)
Increase due to acquisitions                               -            6,478                6,478
                                                 -----------       ----------           ----------
    BALANCE AT END OF PERIOD                     $   163,980       $  166,825             $166,853
                                                 ===========       ==========           ==========

Total loans, net of unearned income,
 at end of period                                $10,362,226       $9,611,613          $10,434,070
Less: FHA/VA government-insured/
 guaranteed loans                                  1,518,394        1,036,043            1,477,459
                                                 -----------       ----------          -----------

    LOANS USED TO CALCULATE RATIOS               $ 8,843,832       $8,575,570          $ 8,956,611
                                                 ===========       ==========          ===========

Average total loans, net of unearned income,
 during period                                   $10,463,638       $9,649,548          $ 9,894,427
Less: Average FHA/VA government-insured/
 guaranteed loans                                  1,494,301          976,362            1,197,070
                                                 -----------       ----------          -----------

    AVERAGE LOANS USED TO CALCULATE RATIOS       $ 8,969,337       $8,673,186          $ 8,697,357
                                                 ===========       ==========          ===========

RATIOS (1):
 Allowance at end of period to loans,
  net of unearned income                                1.85%            1.95%                1.86%
 Charge-offs to average loans,
  net of unearned income (2)                             .88              .59                  .74
 Recoveries to average loans,
  net of unearned income (2)                             .19              .17                  .14
 Net charge-offs to average loans,
  net of unearned income (2)                             .69              .42                  .60
 Provision to average loans,
  net of unearned income(2)                              .56              .60                  .66

--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2) Amounts annualized for March 31, 1997 and 1996

     The allowance at March 31, 1997, was $164.0 million, a decrease of $2.9 million from December 31, 1996, and compared to $166.8 million at March 31, 1996. Net charge-offs for the first quarter of 1997 were $15.3 million compared to $9.0 million at March 31, 1996 and compared to $18.1 million for the fourth quarter of 1996. The increase in net charge-offs for the first quarter of 1997 compared to the same period in 1996 relates primarily to the credit card and other consumer loan portfolios which have been impacted by a record number of personal bankruptcy filings.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES


                                                                        MARCH 31,        DECEMBER 31,
                                                                  --------------------   -----------
                                                                     1997       1996         1996
                                                                  --------------------   -----------
                                                                        (DOLLARS IN THOUSANDS)


Nonaccrual loans                                                  $ 53,060    $ 50,841      $ 63,346
Restructured loans                                                   2,394       5,836         2,546
                                                                  --------    --------      --------

   TOTAL NONPERFORMING LOANS                                        55,454      56,677        65,892
                                                                  --------    --------      --------

Foreclosed property
 Other real estate owned, net                                       15,351       9,302        15,531
 Other foreclosed properties                                         1,092       1,390           989
                                                                  --------    --------      --------

   TOTAL FORECLOSED PROPERTIES                                      16,443      10,692        16,520
                                                                  --------    --------      --------

   TOTAL NONPERFORMING ASSETS                                     $ 71,897    $ 67,369      $ 82,412
                                                                  ========    ========      ========

LOANS 90 DAYS OR MORE PAST DUE
 AND NOT ON NONACCRUAL STATUS
FHA/VA government-insured/guaranteed loans                        $599,723    $523,724      $709,424
All other loans                                                     19,089      18,967        22,707
                                                                  --------    --------      --------

   Total loans 90 days or more past due                           $618,812    $542,691      $732,131
                                                                  ========    ========      ========

--------------------

 RATIOS (1):
 Nonperforming loans as a percentage of loans                          .63%        .66%          .74%
 Nonperforming assets as a percentage of loans
  plus foreclosed properties                                           .81         .78           .92
 Allowance for losses on loans as a percentage of
  nonperforming loans                                                  296         294           253
 Loans 90 days or more past due and not on
  nonaccrual status as a percentage of loans                           .22         .22           .25


--------------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

     The breakdown of nonaccrual loans and loans 90 days or more past due and not on nonaccrual status is as follows:


                                                                                      LOANS 90 DAYS
                                                       NONACCRUAL LOANS            OR MORE PAST DUE (1)
                                                   ----------------------         ----------------------
                                                   MARCH 31,  DECEMBER 31,        MARCH 31,  DECEMBER 31,
             LOAN TYPE                               1997         1996              1997         1996
-----------------------------------------------    ----------------------         ----------------------
                                                                (DOLLARS IN THOUSANDS)
Secured by single family residential, including
  FHA/VA government-insured/guaranteed loans       $25,589        $34,464         $601,769      $711,151
Secured by nonfarm nonresidential                    6,508          8,272              566         1,716
Other real estate                                    5,042          3,929              679         1,492
Commercial, financial, and agricultural,
 including direct lease financing                   11,865         12,111            1,020         1,841
Credit cards and related plans                          83             39           11,294        11,520
Other consumer                                       3,973          4,531            3,484         4,411
                                                   -------        -------         --------      --------

    TOTAL                                          $53,060        $63,346         $618,812      $732,131
                                                   =======        =======         ========      ========


(1) See the table on the previous page for the amount of FHA/VA government-insured guaranteed/loans 90 days or more past due and not on nonaccrual status.


     As a percentage of loans and foreclosed properties, nonperforming assets were .81% at March 31, 1997 compared to .78% at March 31, 1996 and compared to
 .92% at December 31, 1996. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 296% at March 31, 1997, which compares to 294% at March 31, 1996 and 253% at year end 1996. The decrease in nonperforming loans from year end resulted from a change in the application of the Corporation's nonaccrual loan policies with respect to certain FHA/VA government-insured/guaranteed loans. The change provides for consistent exclusion of all of the Corporation's FHA/VA loans from nonaccrual status once the loans become 90 days or more past due, since FHA/VA loans are government-insured/guaranteed and have minimal credit risks. This change resulted in a decrease in nonaccrual loans (single family residential loans) of approximately $7.0 million between year end 1996 and March 31, 1997 and did not have a significant impact on interest income for the quarter. The remaining decrease relates to collections of nonaccrual loans.

     Loans 90 days or more past due and still accruing interest totaled $618.8 million at March 31, 1997. FHA/VA government-insured/guaranteed loans accounted for $599.7 million of the total loans 90 days or more past due at March 31, 1997. These loans are government-insured/guaranteed and have minmal credit risk. These loans totaled $523.7 million and $709.4 million at March 31, 1996 and December 31, 1996, respectively. Other loans 90 days or more past due totaled $19.1 million at March 31, 1997, down $3.6 million from December 31, 1996.

POTENTIAL PROBLEM ASSETS

     Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets have been loans which have become nonperforming. At March 31, 1997, the Corporation had potential problem assets (all of which were loans) of $17.0 million.

ASSET LIABILITY MANAGEMENT

     The following table presents the Corporation's interest-rate sensitivity
(GAP) analysis at March 31, 1997. The GAP analysis is made as of that point-in-time and could change significantly on a daily basis. This analysis is not relied upon exclusively to evaluate the impact of, or predict how the Corporation is positioned to react to changing interest rates. Other methods, such as simulation analysis, are also considered in evaluating the Corporation's interest-rate risk.

     At March 31, 1997, the GAP analysis indicated that the Corporation was liability sensitive with $722 million more liabilities than assets repricing within one year. At 5% of total assets, this position was within management's policy limit of 10% of total assets.

     Balance sheet simulation analysis has been conducted at March 31, 1997 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at March 31, 1997, and holds the rates and volumes constant for simulation. When this position is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points rising and 200 basis points falling, the annual impact on the Corporation's net interest income is a positive $8.4 million and a negative $16.6 million pretax, respectively. Another simulation uses management's conclusions as to a "most likely" scenario of rates increasing approximately 50 basis points resulting in a $5.9 million pretax increase in net interest income from the constant rate/volume projection. These scenarios are within the Corporation's policy limit of 5% of shareholders' equity.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                 RATE SENSITIVITY ANALYSIS AT MARCH 31, 1997

                                                            INTEREST-SENSITIVE WITHIN (1) AND (7)
                                   ---------------------------------------------------------------------------------------
                                                                                                         NON-
                                    0-30       31-90  91-180     181-365    1-2       2-5     OVER    INTEREST-
                                    DAYS       DAYS    DAYS        DAYS    YEARS     YEARS   5 YEARS   BEARING     TOTAL
                                   ------     ------  ------      ------   ------   ------   -------   -------    -------
                                                                   (DOLLARS IN MILLIONS)
ASSETS
 Loans and leases (2) (3) (4)      $2,442     $  513  $  668      $1,307   $1,088   $2,840    $1,477   $    55    $10,390
 Investment securities (5) (6)        362        328     310         464      493      464       588         -      3,009
 Other earning assets                 215        110       -           1        -        -         -         -        326
 Other assets                           -          -       -           -        -        -         -     1,207      1,207
                                   ------     ------  ------      ------   ------   ------    ------   -------    -------
     Total assets                  $3,019     $  951  $  978      $1,772   $1,581   $3,304    $2,065   $ 1,262    $14,932
                                   ======     ======  ======      ======   ======   ======    ======   =======    =======

SOURCES OF FUNDS
 Money market deposits (7) (8)     $    -     $  548  $    -      $  549   $    -   $  731    $    -   $     -    $ 1,828
 Other savings and time deposits      807      1,419   1,020       1,066      659    1,797        29         -      6,797
 Certificates of deposit of
  $100,000 and over                   227        208     206         230      135       46         1         -      1,053
 Short-term borrowings                312          9       -           -        -        -         -         -        321
 Short- and medium-term bank notes     20        145       -          50       30      105         -                  350
 Federal Home Loan Bank
  advances                            217        398       2           5       12       35       139         -        808
 Other long-term debt                   -          1       1           2        3        4       372         -        383
 Noninterest-bearing deposits           -          -       -           -        -        -         -     1,717      1,717
 Other liabilities                      -          -       -           -        -        -         -       280        280
 Shareholders' equity                   -          -       -           -        -        -         -     1,395      1,395
                                   ------     ------  ------      ------   ------   ------    ------   -------    -------
     Total sources of funds        $1,583     $2,728  $1,229      $1,902   $  839   $2,718    $  541   $ 3,392    $14,932
                                   ======     ======  ======      ======   ======   ======    ======   =======    =======

Interest-rate sensitivity gap      $1,436    $(1,777) $ (251)     $ (130)  $  742   $  586    $1,524   $(2,130)

Cumulative interest rate
 sensitivity gap (8)               $1,436    $  (341) $ (592)     $ (722)  $   20   $  606    $2,130   $     -

Cumulative gap as a percentage
 of total assets (8)                   10%        (2)%    (4)%        (5)%      -%       4%       14%        -%

--------------------

Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2)  Nonaccrual loans are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal-prepayment patterns of comparable mortgage-backed securities.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would vary by product type and market.
(8) If all money market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been negative (16%), (20%), (22%), (19%), and (14%), and positive 4% and 14%, respectively, for the 0-30 Days, 31-90 Days, 91-180 Days, 181-365 Days, 1-2 Years, 2-5 Years, and over 5 Years categories at March 31, 1996.

DEPOSITS

     The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation. Core deposits, along with available for sale securities and other marketable earning assets, provide liquidity for the Corporation.


                                             AVERAGE DEPOSITS
                              ------------------------------------------------
                                 THREE MONTHS ENDED        THREE MONTHS ENDED
                                     MARCH 31,                 DECEMBER 31,
                              --------------------------   -------------------
                                 1997           1996               1996
                              -----------  -------------   -------------------
                                           (DOLLARS IN THOUSANDS)

 Demand deposits              $ 1,623,715    $ 1,573,683       $ 1,768,212
 Money market accounts (1)      1,662,964      1,826,067         1,650,584
 Savings deposits (2)           2,194,862      1,980,102         2,128,704
 Other time deposits (3)        4,837,388      5,153,618         4,991,244
                              -----------    -----------       -----------
    Total core deposits        10,318,929     10,533,470        10,538,744
 Certificates of deposit
  of $100,000 and over          1,033,075        969,943           983,658
                              -----------    -----------       -----------
    Total average deposits    $11,352,004    $11,503,413       $11,522,402
                              ===========    ===========       ===========


--------------------

(1) Includes money market savings accounts, High Yield accounts, and super NOW accounts.
(2) Includes regular and premium savings accounts and NOW accounts.
(3) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

     Average deposits for the first quarter of 1997 were $11.4 billion, which represents decreases of $151 million and $170 million, respectively, from the average deposits for the first quarter of 1996 and the fourth quarter of 1996. The decrease is primarily attributable to deposits of branches sold (approximately $52 million of deposits), migration of deposits to other investment products, and some deposit attrition in connection with acquisitions.

LIQUIDITY

     The Corporation requires liquidity sufficient to meet cash requirements for deposit withdrawals, to make new loans and satisfy loan commitments, to take advantage of attractive investment opportunities, and to repay borrowings when they mature. Deposits, available for sale securities, and money market investments are the Corporation's primary sources of liquidity. Liquidity is also achieved through short-term borrowings, borrowings under available lines of credit, and issuance of securities and debt instruments in the marketplace. The Corporation has adequate liquidity to meet its operating requirements.

     The parent company's sources of liquidity are management fees and dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities. The large number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At March 31, 1997, the parent company had cash and cash equivalents totaling $424.0 million and net working capital of $474.1 million. At April 1, 1997, the Corporation's banking subsidiaries could have paid dividends totaling $111.4 million without prior regulatory approval. The actual amount of dividends that will be paid in the second quarter of 1997 will be limited by management to approximately $34.1 million due to capital and liquidity requirements of individual financial institutions. Future dividends will be dependent on the future earnings and growth of the subsidiary financial institutions.

SHAREHOLDERS' EQUITY

     The Corporation's total shareholders' equity increased by $42.4 million from December 31, 1996 to $1.4 billion at March 31, 1997. The increase was due to retained net earnings of $36.8 million and Common Stock issued in connection with benefit plans and acquisitions of $11.6 million which was partially offset by the net change in the unrealized gain on available for sale securities which reduced shareholders' equity $6.0 million.

CAPITAL ADEQUACY

     The following tables present capital adequacy information for the Corporation and the calculation of the Corporation's risk-based capital.



                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         --------------------  DECEMBER 31,
                                           1997       1996         1996
                                         ---------  ---------  ------------

CAPITAL ADEQUACY DATA
---------------------
Total shareholders' equity/total assets
 (at period end)                          9.34%      8.52%         8.89%
Average shareholders' equity/average
 total assets                             9.01       8.21          8.40
Tier 1 capital/unweighted assets
 (leverage ratio) (1)                    10.26       8.09          9.61
Parent company long-term debt/equity     27.21      16.55         28.06
Dividend payout ratio                    37.78      33.58         50.64

--------------------

(1)  Based on period-end capital and quarterly adjusted average assets.


     At March 31, 1997, total shareholders' equity was 9.34% of total assets and the leverage ratio was 10.26% compared to 8.89% and 9.61%, respectively, at December 31, 1996. The improvement in these ratios is attributable primarily to the Corporation's retained net earnings.

     The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.


                              RISK-BASED CAPITAL


                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ------------------------   DECEMBER 31,
                                                     1997          1996           1996
                                                  ----------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
 Shareholders equity                              $1,395,263    $1,297,878    $1,352,874
 Trust Preferred Securities and
   minority interest in consolidated subsidiary      200,035         1,088       200,026
 Less: Goodwill                                      (47,280)      (53,365)      (46,129)
       Disallowed deferred tax asset                  (1,777)       (2,530)       (1,867)
       Unrealized gain on available
        for sale securities                          (18,573)      (26,027)      (24,592)
                                                  ----------    ----------    ----------
       TOTAL TIER 1 CAPITAL                        1,527,668     1,217,044     1,480,312
TIER 2 CAPITAL
 Allowance for losses on loans                       115,977       112,284       121,623
 Qualifying long-term debt                           174,149       174,037       174,121
                                                  ----------    ----------    ----------
   TOTAL CAPITAL BEFORE DEDUCTIONS                 1,817,794     1,503,365     1,776,056
 Less investment in unconsolidated subsidiaries       (1,578)       (2,877)       (1,743)
                                                  ----------    ----------    ----------
   TOTAL CAPITAL                                  $1,816,216    $1,500,488    $1,774,313
                                                  ==========    ==========    ==========

RISK-WEIGHTED ASSETS                              $9,230,166    $8,928,135    $9,684,621
                                                  ==========    ==========    ==========

Ratios as a percent of end of period
 risk-weighted assets
  Tier 1 capital                                       16.55%        13.63%        15.29%
  Total capital                                        19.68         16.81         18.32

IMPACT OF PROPOSED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The Statement establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. The Statement requires dual presentation of basic and diluted EPS on the face of the statement of earnings and requires a reconciliation between basic EPS and diluted EPS.

     Basic EPS excludes dilution and is computed by dividing net earnings available to common shares by the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if options, convertible securities, or other contracts to issue common stock were to be exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to the current fully diluted EPS pursuant to APB Opinion No. 15.

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Statement requires restatement of all prior-period EPS data presented. The following presents the Corporation's EPS under the current and new requirements.



                       THREE MONTHS ENDED
                           MARCH 31,
                      --------------------  TWELVE MONTHS ENDED
                         1997      1996      DECEMBER 31, 1996
                      ---------  ---------  -------------------
AS REPORTED
   Primary EPS         $.86        $.70             $1.95
   Fully Diluted EPS    .84         .68              1.92


PRO FORMA
   Basic EPS            .88         .71              1.99
   Diluted EPS          .84         .69              1.93

PART II -- OTHER INFORMATION

ITEM 1 --  LEGAL PROCEEDINGS

     The information called for by this item is incorporated by reference to
Item 3, Part I of the Corporation's 1996 Form 10-K, Note 19 to the Corporation's consolidated financial statements on page 67 of the 1996 Annual Report, and Note 10 to the Corporation's unaudited interim consolidated financial statements included herein.

ITEM 2 --  CHANGES IN SECURITIES

     None.

ITEM 3 --  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 --  OTHER INFORMATION

     None

ITEM 6 --  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits:

     2  (a) -- Agreement and Plan of Reorganization by and Between Magna
               Bancorp, Inc. and Union Planters Corporation dated as of May 8, 1997

     2  (b) -- Stock Option Agreement, dated May 8, 1997, issued by Magna
               Bancorp, Inc. to Union Planters Corporation

     10 (a) -- Amended and Restated Employment Agreement of Benjamin W.
               Rawlins, Jr.

     10 (b) -- Amended and Restated Employment Agreement of Jackson W. Moore

     10 (c) -- Union Planters Corporation 1992 Stock Incentive Plan as Amended and Restated October 17, 1996 and Approved by Shareholders April 17, 1997

     10 (d) -- Amendment to Union Planters Corporation Supplemental Executive
               Retirement Plan for Executive Officers

     10 (e) -- Amendment No. 1 to Union Planters Corporation Executive
               Deferred Compensation Plan for Executives

     11     -- Computation of Per Share Earnings

     27     -- Financial Data Schedule
               (for SEC use only)

     99 (a) -- Text of Press Release issued May 8, 1997 by Union Planters
               Corporation announcing an Agreement to acquire Magna Bancorp, Inc.

  b) Reports on Form 8-K:




Date of Current Report                     Subject
----------------------                  -------------
1.  January 16, 1997              Press release announcing year
                                  ended December 31, 1996 net
                                  earnings

2.  April 17, 1997                Press release announcing first
                                  quarter 1997 net earnings

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   UNION PLANTERS CORPORATION
                                                   -----------------------------
                                                          (Registrant)



Date:     May 8, 1997



                                         By:   /s/ Benjamin W. Rawlins, Jr.
                                               ---------------------------------
                                               Benjamin W. Rawlins, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer



                                         By:   /s/ John W. Parker
                                               ---------------------------------
                                               John W. Parker
                                               Executive Vice President and
                                               Chief Financial Officer



                                         By:   /s/ M. Kirk Walters
                                               ---------------------------------
                                               M. Kirk Walters
                                               Senior Vice President, Treasurer,
                                               and Chief Accounting Officer

                         UNION PLANTERS CORPORATION
                                EXHIBIT INDEX




  EXHIBIT NO.                 DESCRIPTION
---------------     ------------------------------
     2 (a)          Agreement and Plan of Reorganization by and Between Magna
                    Bancorp, Inc. and Union Planters Corporation dated as of
                    May 8, 1997


     2 (b)          Stock Option Agreement, dated May 8, 1997, issued by Magna
                    Bancorp, Inc. to Union Planters Corporation

    10 (a)          Amended and Restated Employment Agreement of Benjamin W.
                    Rawlins, Jr.

    10 (b)          Amended and Restated Employment Agreement of Jackson W.
                    Moore

    10 (c)          Union Planters Corporation 1992 Stock Incentive Plan as
                    Amended and Restated October 17,1996 and Approved by
                    Shareholders April 17, 1997

    10 (d)          Amendment to Union Planters Corporation Supplemental
                    Executive Retirement Plan for Executive Officers

    10 (e)          Amendment No. 1 to Union Planters Corporation Executive
                    Deferred Compensation Plan for Executive

    11              Computation of Per Share Earnings

    27              Financial Data Schedule (for SEC use only)

    99 (a)          Text of Press Release issued May 8, 1997 by Union Planters
                    Corporation announcing an Agreement to acquire Magna
                    Bancorp, Inc.