Form 10-Q
period 1997-06-30
UNION PLANTERS CORP
filed 1997-08-07
CIK 100893

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                  FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

                                     OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934

For the transition period     to    .
                          ---    ---
Commission File No.  1-10160
                    --------

                         UNION PLANTERS CORPORATION
           (Exact name of registrant as specified in its charter)

         Tennessee                                          62-0859007
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)


            7130 Goodlett Farms Parkway, Memphis, Tennessee 38018
            -----------------------------------------------------
             (Address of principal executive offices) (ZIP Code)

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

                           Yes X                 No
                              ---                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                 Outstanding at July 31, 1997
-------------------------                       -----------------------------
Common stock $5 par value                                 66,928,481

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
              FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                    INDEX

                                                                                                          Page
                                                                                                          ----

PART I.         FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

                a)    Consolidated Balance Sheet - June 30, 1997,
                      June 30, 1996, and December 31, 1996                                                  3

                b)    Consolidated Statement of Earnings -
                      Three and Six Months Ended June 30, 1997 and 1996                                     4

                c)    Consolidated Statement of Changes in
                      Shareholders' Equity - Six Months Ended
                      June 30, 1997                                                                         5

                d)    Consolidated Statement of Cash Flows -
                      Six Months Ended June 30, 1997 and 1996                                               6

                e)    Notes to Unaudited Consolidated Financial Statements                                  7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                              13


PART II.        OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                          35

      Item 2.   Changes in Securities                                                                      35

      Item 3.   Defaults Upon Senior Securities                                                            35

      Item 4.   Submission of Matters to a Vote of Security Holders                                        35

      Item 5.   Other Information                                                                          35

      Item 6.   Exhibits and Reports on Form 8-K                                                           35

      Signatures                                                                                           36

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


                                                                            JUNE 30,
                                                                 ----------------------------    DECEMBER 31,
                                                                      1997            1996            1996
                                                                 ------------    ------------    ------------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS

 Cash and due from banks                                         $    538,212    $    522,097    $    594,535
 Interest-bearing deposits at financial institutions                    6,263           7,074           9,082
 Federal funds sold and securities purchased
  under agreements to resell                                           13,249         150,004         152,667
 Trading account assets                                               172,059         134,549         225,336
 Loans held for resale                                                 79,012          86,148          58,622
 Investment securities
   Available for sale (Amortized cost: $2,791,167; $3,920,347;
    and $2,916,051, respectively)                                   2,832,726       3,931,317       2,956,234
   Held to maturity (Fair value: $179,444 at June 30, 1996)                --         179,890              --
 Loans                                                             10,425,217       9,644,147      10,464,176
  Less:  Unearned income                                              (22,809)        (36,369)        (30,106)
         Allowance for losses on loans                               (161,159)       (167,987)       (166,853)
                                                                 ------------    ------------    ------------
        Net loans                                                  10,241,249       9,439,791      10,267,217
 Premises and equipment, net                                          262,943         266,569         260,971
 Accrued interest receivable                                          200,833         184,696         211,082
 FHA/VA claims receivable                                              59,197          61,562          78,241
 Mortgage servicing rights                                             53,168          64,708          57,206
 Goodwill and other intangibles                                        55,282          61,659          56,585
 Other assets                                                         256,153         183,081         294,785
                                                                 ------------    ------------    ------------
      TOTAL ASSETS                                               $ 14,770,346    $ 15,273,145    $ 15,222,563
                                                                 ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits
  Noninterest-bearing                                            $  1,745,476    $  1,635,042    $  1,730,721
  Certificates of deposit of $100,000 and over                      1,053,649         982,201       1,011,414
  Other interest-bearing                                            8,439,274       8,976,201       8,748,127
                                                                 ------------    ------------    ------------
      Total deposits                                               11,238,399      11,593,444      11,490,262
 Short-term borrowings                                                484,068       1,076,781         449,146
 Short- and medium-term bank notes                                    185,000              --         400,000
 Federal Home Loan Bank advances                                      799,756         839,284         889,985
 Other long-term debt                                                 382,304         243,694         383,731
 Accrued interest, expenses, and taxes                                121,454         121,409         141,455
 Other liabilities                                                    114,436          82,419         115,110
                                                                 ------------    ------------    ------------
      TOTAL LIABILITIES                                            13,325,417      13,957,031      13,869,689
                                                                 ------------    ------------    ------------

 Commitments and contingent liabilities                                    --              --              --
 Shareholders' equity
  Convertible preferred stock                                          63,331          87,233          83,809
  Common stock, $5 par value; 100,000,000 shares authorized;
   66,790,144 issued and outstanding (64,029,264 at
   June 30, 1996 and 64,927,320 at December 31, 1996)                 333,951         320,146         324,637
  Additional paid-in capital                                          213,024         153,947         177,372
  Retained earnings                                                   819,429         754,255         752,963
  Unearned compensation                                               (10,254)         (5,584)        (10,499)
  Unrealized gain on available for sale securities                     25,448           6,117          24,592
                                                                 ------------    ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY                                    1,444,929       1,316,114       1,352,874
                                                                 ------------    ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 14,770,346    $ 15,273,145    $ 15,222,563
                                                                 ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (UNAUDITED)


                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                   ----------------------    ---------------------
                                                      1997          1996        1997        1996
                                                   ---------    ---------    ---------   ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME
 Interest and fees on loans                        $ 239,127    $ 219,946    $ 475,726   $ 440,531
 Interest on investment securities
  Taxable                                             40,843       59,121       80,738     111,303
  Tax-exempt                                           7,207        7,752       14,474      15,545
 Interest on deposits at financial institutions           55          148          142         284
 Interest on federal funds sold and securities
  purchased under agreements to resell                 1,141        2,618        2,913       9,035
 Interest on trading account assets                    2,904        2,728        6,569       5,115
 Interest on loans held for resale                     1,515        1,675        3,131       3,347
                                                   ---------    ---------    ---------   ---------
      Total interest income                          292,792      293,988      583,693     585,160
                                                   ---------    ---------    ---------   ---------

INTEREST EXPENSE
 Interest on deposits                                106,348      113,520      212,734     228,838
 Interest on short-term borrowings                     7,717       12,417       15,465      24,312
 Interest on long-term debt                           21,053       16,251       42,544      32,468
                                                   ---------    ---------    ---------   ---------
      Total interest expense                         135,118      142,188      270,743     285,618
                                                   ---------    ---------    ---------   ---------

      NET INTEREST INCOME                            157,674      151,800      312,950     299,542
PROVISION FOR LOSSES ON LOANS                         12,587       12,720       25,001      25,669
                                                   ---------    ---------    ---------   ---------

      NET INTEREST INCOME AFTER PROVISION FOR
       LOSSES ON LOANS                               145,087      139,080      287,949     273,873
                                                   ---------    ---------    ---------   ---------

NONINTEREST INCOME
 Service charges on deposit accounts                  19,495       19,170       38,750      37,286
 Mortgage servicing income                             9,817       10,883       20,644      21,848
 Bank card income                                      6,910        5,428       14,330      10,846
 Trust service income                                  1,939        3,482        4,288       5,772
 Profits and commissions from trading activities       1,282          897        3,283       3,104
 Investment securities gains (losses)                   (107)         (29)           9          32
 Other income                                         15,203       15,729       30,687      30,429
                                                   ---------    ---------    ---------   ---------
      Total noninterest income                        54,539       55,560      111,991     109,317
                                                   ---------    ---------    ---------   ---------

NONINTEREST EXPENSE
 Salaries and employee benefits                       51,736       52,325      103,687     105,565
 Net occupancy expense                                 7,825        8,058       15,889      16,199
 Equipment expense                                     7,929        8,545       15,957      17,124
 Other expense                                        42,583       51,346       83,769      99,357
                                                   ---------    ---------    ---------   ---------
      Total noninterest expense                      110,073      120,274      219,302     238,245
                                                   ---------    ---------    ---------   ---------

      EARNINGS BEFORE INCOME TAXES                    89,553       74,366      180,638     144,945
Applicable income taxes                               29,700       25,742       61,593      49,169
                                                   ---------    ---------    ---------   ---------
      NET EARNINGS                                 $  59,853    $  48,624    $ 119,045   $  95,776
                                                   =========    =========    =========   =========

      NET EARNINGS APPLICABLE TO COMMON SHARES     $  58,640    $  46,919    $ 116,336   $  92,235
                                                   =========    =========    =========   =========

EARNINGS PER COMMON SHARE
 Primary                                           $     .87    $     .72    $    1.73   $    1.42
 Fully diluted                                           .84          .70         1.68        1.38

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
 Primary                                              67,730       64,518       67,249      64,300
 Fully diluted                                        71,229       68,992       71,028      68,919


The accompanying notes are an integral part of these consolidated financial statements.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)

                                                                                                      UNREALIZED
                                                                                                       GAIN ON
                                                         ADDITIONAL                                   AVAILABLE
                                PREFERRED     COMMON       PAID-IN      RETAINED     UNEARNED          FOR SALE
                                  STOCK       STOCK        CAPITAL      EARNINGS    COMPENSATION      SECURITIES         TOTAL
                                  -----       -----        -------      --------    ------------      ----------         -----
                                                                  (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 1997        $ 83,809     $324,637     $177,372      $752,963      $(10,499)        $24,592        $1,352,874
Net earnings                           -            -            -       119,045             -               -           119,045
Cash dividends
 Common Stock, $.695 per share         -            -            -       (45,803)            -               -           (45,803)
 Series E Preferred Stock,
  $1.00 per share                      -            -            -        (2,709)            -               -            (2,709)
Issuance of common stock for
  acquisition                          -          300        2,219             -             -               -             2,519
Conversion of Series E
  Preferred Stock                (20,478)       5,119       15,357             -             -               -                (2)
Common shares issued under
  employee benefit plans and
  dividend reimbursement plan,
  net of shares exchanged              -        3,895       18,076        (4,067)          245               -            18,149
Change in net unrealized gain
  on available for sale
  securities, net of taxes             -            -            -             -             -             856               856
                                --------     --------     --------      --------      --------         -------        ----------
BALANCE, JUNE 30, 1997          $ 63,331     $333,951     $213,024      $819,429      $(10,254)        $25,448        $1,444,929
                                ========     ========     ========      ========      ========         =======        ==========



The accompanying notes are an integral part of these consolidated financial statements.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                               --------------------------------
                                                                                                 1997                   1996
                                                                                               ---------            -----------
                                                                                                   (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES
 Net earnings                                                                                  $ 119,045            $    95,776
 Reconciliation of net earnings to net cash provided by operating activities:
  Provision for losses on loans, other real estate, and FHA/VA foreclosure claims                 26,231                 39,033
  Depreciation and amortization of premises and equipment                                         12,122                 13,511
  Amortization and write-offs of intangibles                                                       9,861                 12,382
  Net accretion of investment securities                                                          (2,898)                (4,901)
  Net realized gains on sales of investment securities                                                (9)                   (32)
  Deferred income tax expense (benefit)                                                            5,471                 (7,084)
  (Increase) decrease in assets
    Trading account assets and loans held for resale                                              32,887                (10,881)
    Other assets                                                                                  69,408                 28,563
  Decrease in accrued interest, expenses, taxes, and other liabilities                           (22,732)               (48,937)
  Other, net                                                                                         484                    (50)
                                                                                               ---------            -----------
      Net cash provided by operating activities                                                  249,870                117,380
                                                                                               ---------            -----------

INVESTING ACTIVITIES
 Net decrease in short-term investments                                                            2,819                  9,580
 Proceeds from sales of available for sale securities                                            184,351                 28,262
 Proceeds from maturities, calls, and prepayments of
  available for sale securities                                                                  715,888              1,196,904
 Purchases of available for sale securities                                                     (770,817)            (1,425,586)
 Proceeds from maturities, calls, and prepayments of held to maturity securities                       -                122,441
 Purchases of held to maturity securities                                                              -               (104,819)
 Net increase in loans                                                                            (7,805)              (282,029)
 Net cash received from acquisitions of financial institutions                                        68                 53,579
 Purchases of premises and equipment, net                                                        (15,259)               (13,063)
                                                                                               ---------            -----------
      Net cash provided (used) by investing activities                                           109,245               (414,731)
                                                                                               ---------            -----------

FINANCING ACTIVITIES
 Net decrease in deposits                                                                       (251,863)              (192,078)
 Net (decrease) increase in short-term borrowings                                               (178,852)               215,244
 Proceeds from long-term debt, net                                                               247,082                232,600
 Repayment of long-term debt                                                                    (340,315)              (171,445)
 Proceeds from issuance of common stock                                                           17,893                 10,665
 Cash dividends paid                                                                             (48,801)               (32,153)
                                                                                               ---------            -----------
      Net cash (used) provided  by financing activities                                         (554,856)                62,833
                                                                                               ---------            -----------
 Net decrease in cash and cash equivalents                                                      (195,741)              (234,518)
 Cash and cash equivalents at the beginning of the period                                        747,202                906,619
                                                                                               ---------            -----------
 Cash and cash equivalents at the end of the period                                            $ 551,461            $   672,101
                                                                                               =========            ===========

SUPPLEMENTAL DISCLOSURES
 Cash paid for
  Interest                                                                                     $ 278,275            $   239,245
  Taxes                                                                                           53,845                 52,401
 Unrealized gain on available for sale securities                                                 41,559                 10,970



The accompanying notes are an integral part of these consolidated financial statements.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF ACCOUNTING

      The consolidated financial statements of Union Planters Corporation and its subsidiaries (the Corporation) have been prepared in accordance with generally accepted accounting principles. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial condition, results of operations, and cash flows for the interim periods have been included.

      The accounting policies followed by the Corporation for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1996 Annual Report to Shareholders, a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 10-K). Certain 1996 amounts have been reclassified to be consistent with the 1997 financial reporting presentation.

NOTE 2. ACQUISITIONS AND SALE OF BRANCHES

CONSUMMATED ACQUISITIONS

      In a transaction accounted for as a purchase, the Corporation acquired PFIC Corporation (PFIC) on February 27, 1997, exchanging 59,992 shares of the Corporation's common stock for all of the outstanding common stock of PFIC. PFIC is a third-party marketer of nontraditional bank products and had total assets of $4.2 million at the date of acquisition. Goodwill of $2.8 million resulted from the transaction.

      Reference is made to Note 2 of the consolidated financial statements on pages 45 through 46 of the Corporation's Annual Report to Shareholders for information regarding acquisitions completed in 1996.

PENDING ACQUISITIONS

      The Corporation has signed definitive agreements pursuant to which it would acquire the following institutions. The amount of consideration to be delivered by the Corporation and method of accounting are based on currently available information and are subject to change based on the terms of the definitive agreements. The closing of each of these transactions is subject to obtaining shareholder and regulatory approvals and the satisfaction of a number of other contractual conditions. With the exception of the Sho-Me Financial Corporation acquisition, all of these transactions are expected to be completed in 1997.

                                                                     ANTICIPATED                 APPROXIMATE
                                         APPROXIMATE                  METHOD OF                 TOTAL ASSETS
       INSTITUTION                      CONSIDERATION                 ACCOUNTING              AT JUNE 30, 1997
      -------------                  ------------------              ------------            -----------------
                                                                                           (DOLLARS IN MILLIONS)
SBT Bancshares, Inc. in              612,000 shares of               Pooling of                     $ 102
 Selmer, Tennessee and               Common Stock                    Interests
 its subsidiary,
 Selmer Bank & Trust Co.

Citizens of Hardeman County          211,000 shares of               Pooling of                         65
 Financial Services, Inc. in         Common Stock                    Interests
 Whiteville, Tennessee and
 its subsidiary,
 The Whiteville Bank

Magna Bancorp, Inc. in               7,100,000 shares of             Pooling of                      1,353
 Hattiesburg, Mississippi            Common Stock                    Interests
 and its subsidiary,
 Magnolia Federal Bank for Savings

First Acadian Bancshares, Inc.       335,000 shares of               Pooling of                         83
 in Thibodaux, Louisiana             Common Stock                    Interests
 and its subsidiary,
 Acadian Bank

Sho-Me Financial Corporation in      1,048,000 shares of             Purchase                          329
 Mt. Vernon, Missouri and its        Common Stock
 subsidiary, First Savings Bank,
 FSB
                                                                                                    ------
      Total                                                                                         $1,932
                                                                                                    ======

SALE OF BRANCHES

      The Corporation has entered into a definitive agreement to sell the deposits and certain assets of five northeast Tennessee branches of the acquired Leader Federal Bank for Savings and one branch of another banking subsidiary of Union Planters Corporation. The sale involves approximately $142 million of deposits based on June 30, 1997 balances and is expected to be completed in the third quarter of 1997.

NOTE 3. LOANS

Loans are summarized by type as follows:

                                                                  JUNE 30,
                                                     -------------------------------      DECEMBER 31,
                                                         1997                1996             1996
                                                     -----------          ----------      -----------
                                                                (DOLLARS IN THOUSANDS)

Commercial, financial, and agricultural              $ 1,506,194          $1,579,094      $ 1,537,535
Real estate - construction                               443,941             419,990          446,946
Real estate - mortgage
 Secured by 1-4 family residential                     3,186,833           3,023,444        3,218,651
 FHA/VA government-insured/guaranteed                  1,434,743           1,103,405        1,477,459
 Other mortgage loans                                  1,757,102           1,539,464        1,530,110
Home equity                                              257,465             215,970          228,511
Consumer
 Credit cards and related plans                          574,924             425,106          627,406
 Other consumer                                        1,194,424           1,259,540        1,324,252
Direct lease financing                                    69,591              78,134           73,306
                                                     -----------          ----------      -----------
      TOTAL LOANS                                    $10,425,217          $9,644,147      $10,464,176
                                                     ===========          ==========      ===========

Nonperforming loans are summarized as follows:

                                                             JUNE 30, 1997               DECEMBER 31, 1996
                                                             -------------               -----------------
                                                                        (DOLLARS IN THOUSANDS)

Nonaccrual loans                                                $52,567                        $63,346
Restructured loans                                                2,153                          2,546
                                                                -------                        -------
      Total nonperforming loans                                 $54,720                        $65,892
                                                                =======                        =======

      A discussion of the change in nonaccrual loans is included in the "Nonperforming Assets" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 4. ALLOWANCE FOR LOSSES ON LOANS

      The changes in the allowance for losses on loans for the three and six months ended June 30, 1997, are summarized as follows:

                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30, 1997             JUNE 30, 1997
                                                                ------------------        ---------------
                                                                           (DOLLARS IN THOUSANDS)

Beginning balance                                                    $163,980                  $166,853
Provision charged to expense                                           12,587                    25,001
Recoveries                                                              4,379                     8,505
Amounts charged off                                                   (19,787)                  (39,200)
                                                                     --------                  --------
Balance, June 30, 1997                                               $161,159                  $161,159
                                                                     ========                  ========

      As of June 30, 1997, the amount of the Corporation's impaired loans and the disclosures related thereto were not significant.

NOTE 5. INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities are summarized as follows:

                                                                                           JUNE 30, 1997
                                                                          -----------------------------------------------
                                                                           AMORTIZED           UNREALIZED          FAIR
                                                                                           -----------------
                                                                             COST          GAINS      LOSSES      VALUE
                                                                          ----------      -------     ------      -------
                                                                                         (DOLLARS IN THOUSANDS)

U.S. Government obligations
 U.S. Treasury                                                            $  763,179      $ 2,493     $  593   $  765,079
 U.S. Government agencies
  Collateralized mortgage obligations                                        113,708        1,177        247      114,638
  Mortgage-backed                                                            630,687       17,201        570      647,318
  Other                                                                      666,490        2,091      1,315      667,266
                                                                          ----------      -------    -------   ----------
      Total U.S. Government obligations                                    2,174,064       22,962      2,725    2,194,301
Obligations of states and political subdivisions                             470,642       23,277      2,214      491,705
Other stocks and securities                                                  146,461          377        118      146,720
                                                                          ----------      -------    -------   ----------
      TOTAL AVAILABLE FOR SALE SECURITIES                                 $2,791,167      $46,616     $5,057   $2,832,726
                                                                          ==========      =======     ======   ==========


                                                                                           DECEMBER 31, 1996
                                                                          -----------------------------------------------
                                                                           AMORTIZED           UNREALIZED          FAIR
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
                                                                          ==========      =======    ======    ==========

      The held to maturity investment securities shown on the consolidated balance sheet at June 30, 1996 resulted from acquired financial institutions and were reclassified to available for sale investment securities at the date the entities were acquired.

      Investment securities having a carrying value of approximately $1.3 billion at June 30, 1997 and $1.1 billion at December 31, 1996 were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

      The following table presents the gross realized gains and losses on investment securities for the six months ended June 30, 1997 and 1996.

                                                                    SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------------------------------
                                                              REALIZED GAINS                 REALIZED LOSSES
                                                          ------------------              --------------------
                                                           1997            1996            1997           1996
                                                          ------          ------          ------         -----
                                                                         (DOLLARS IN THOUSANDS)

Available for sale securities                             $2,085           $65             $(2,076)       $(33)
                                                          ======           ===             =======        ====


NOTE 6.    OTHER NONINTEREST INCOME AND EXPENSE

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                            --------------------            --------------------
                                                            1997            1996            1997            1996
                                                            ----            ----            ----            ----
                                                                            (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
 Insurance commissions                                    $ 2,395         $ 2,840         $ 4,386         $ 5,597
 Gain on sale of residential mortgages                      1,119           1,895           2,159           3,414
 Customer ATM usage fees                                    2,393           1,000           4,370           1,978
 VSIBG partnership earnings                                   160             742             839           1,905
 Brokerage fee income                                       1,229             781           2,309           1,414
 Annuity sales income                                       2,525             434           4,356             568
 Other income                                               5,382           8,037          12,268          15,553
                                                          -------         -------         -------         -------
      TOTAL OTHER NONINTEREST INCOME                      $15,203         $15,729         $30,687         $30,429
                                                          =======         =======         =======         =======

OTHER NONINTEREST EXPENSE
 FDIC insurance                                           $   755         $ 2,085         $ 1,475         $ 4,236
 Provision for losses on FHA/VA
  foreclosure claims                                          500           6,225           1,000          13,111
 Amortization of mortgage servicing rights                  2,965           2,802           5,921           5,727
 Amortization of goodwill and other intangibles             1,974           2,203           3,940           4,475
 Write-off of mortgage servicing rights,
   goodwill, and other intangibles                              -           2,180               -           2,180
 Other contracted services                                  4,129           2,956           8,429           5,849
 Postage and carrier                                        3,636           3,352           7,056           6,779
 Advertising and promotion                                  3,406           3,307           6,323           6,561
 Stationery and supplies                                    3,094           3,433           6,553           7,239
 Communications                                             2,736           2,800           5,437           5,425
 Other personnel services                                   1,925           1,922           3,693           3,657
 Miscellaneous charge-offs                                  1,621           1,690           3,179           3,097
 Legal fees                                                 1,277           1,283           2,362           2,298
 Merchant credit card charges                               1,298           1,346           2,507           2,415
 Taxes other than income                                    1,340           1,251           2,604           2,444
 Dues, subscriptions, and contributions                       876             894           1,871           1,890
 Brokerage and clearing fees on
  trading activities                                        1,169             805           2,436           2,090
 Travel                                                     1,022             977           1,786           1,847
 Accounting and audit fees                                    742             804           1,387           1,407
 Insurance                                                    689             739           1,271           1,471
 Consultant fees                                              518             684             843           1,183
 Federal Reserve fees                                         606             577           1,202           1,146
 Other real estate expense                                    424             323             830             593
 Other expense                                              5,881           6,708          11,664          12,237
                                                          -------         -------         -------         -------
      TOTAL OTHER NONINTEREST EXPENSE                     $42,583         $51,346         $83,769         $99,357
                                                          =======         =======         =======         =======

NOTE 7. INCOME TAXES

      Applicable income taxes for the six months ended June 30, 1997, were $61.6 million, resulting in an effective tax rate of 34.1%. Applicable income taxes for the same period in 1996 were $49.2 million, resulting in an effective tax rate of 33.9%. The increase in the effective rate for the second quarter of 1997, as compared to the same period in 1996, is due primarily to the increase in taxable earnings for the period.

      At June 30, 1997, the Corporation had a net deferred tax asset of $73.9 million compared to $80.0 million at December 31, 1996. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of $16.1 million and $15.6 million at those dates, respectively. Based upon historical earnings, management continues to believe that normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.

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

      Short-term borrowings are summarized as follows:

                                                                   JUNE 30,
                                                           -------------------------    DECEMBER 31,
                                                             1997            1996           1996
                                                           --------       ----------    -----------
                                                                (DOLLARS IN THOUSANDS)

Balances at quarter end:
Federal funds purchased and securities sold
  under agreements to repurchase                           $446,776       $1,046,111      $438,104
Other short-term borrowings                                  37,292           30,670        11,042
                                                           --------       ----------      --------
      Total short-term borrowings                          $484,068       $1,076,781      $449,146
                                                           ========       ==========      ========

Federal funds purchased and securities sold
  under agreements to repurchase
      Daily average balance                                $373,470       $  862,680      $889,793
      Weighted average interest rate                           4.85%            5.49%         5.41%

SHORT- AND MEDIUM-TERM BANK NOTES

      The Corporation's principal subsidiary, Union Planters National Bank
(UPNB), established in 1996 a $1-billion short- and medium-term bank note program to supplement UPNB's funding sources. Under the program UPNB may from time to time issue bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Bank Notes) and bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Bank Notes). A summary of UPNB's bank notes outstanding on the dates indicated follows.

                                               JUNE 30, 1997                        DECEMBER 31, 1996
                                      -----------------------------          ----------------------------
                                      SHORT-TERM        MEDIUM-TERM           SHORT-TERM      MEDIUM-TERM
                                      BANK NOTES         BANK NOTES           BANK NOTES      BANK NOTES
                                      ----------        -----------           ----------      -----------
                                                              (DOLLARS IN THOUSANDS)
Balances at period end                 $50,000        $     135,000          $    265,000   $     135,000
Variable rate notes                     50,000                    -                     -               -
Fixed rate notes                             -              135,000               265,000         135,000
Range of maturities                      10/97         8/98 - 10/01           1/97 - 5/97    8/98 - 10/01

FEDERAL HOME LOAN BANK (FHLB) ADVANCES

      Certain of the Corporation's banking and thrift subsidiaries had outstanding advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At June 30, 1997, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                                         JUNE 30,
                                            ---------------------------------         DECEMBER 31,
                                                 1997                1996                 1996
                                            -------------        ------------         ------------
                                                            (DOLLARS IN THOUSANDS)
Balance at period end                           $799,756             $839,284             $889,985
Range of interest rates                     3.25% - 9.00%        3.25% - 9.00%        3.25% - 9.00%
Range of maturities                          1997 - 2025          1996 - 2025          1997 - 2025


OTHER LONG-TERM DEBT

      The Corporation's other long-term debt is summarized as follows:


                                                                           JUNE 30,
                                                                     -------------------      DECEMBER 31,
                                                                       1997      1996            1996
                                                                     --------  ---------      -----------
                                                                            (DOLLARS IN THOUSANDS)
Corporation-Obligated Mandatorily Redeemable
  Capital Pass-through Securities of Subsidiary Trust
  holding solely a Corporation-Guaranteed Related
  Subordinated Note (Trust Preferred Securities)                     $198,956  $      -        $198,938
6 3/4% Subordinated Notes due 2005                                     99,507     99,447         99,477
6.25% Subordinated Notes due 2003                                      74,670     74,618         74,644
8 1/2% Subordinated Notes due 2002                                          -     38,935              -
Other long-term debt                                                    9,171     30,694         10,672
                                                                     --------   --------       --------
      TOTAL OTHER LONG-TERM DEBT                                     $382,304   $243,694       $383,731
                                                                     ========   ========       ========


NOTE 9. SHAREHOLDERS' EQUITY

PREFERRED STOCK

      The Corporation's outstanding preferred stock, all of which is convertible into 1.25 shares of the Corporation's Common Stock, is summarized as follows:

                                                              JUNE 30,
                                                     ------------------------           DECEMBER 31,
                                                       1997            1996                 1996
                                                     -------         --------           ------------
                                                               (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
 10,000,000 shares authorized
 Series A Preferred Stock,
  750,000 shares authorized, none issued             $     -         $     -              $     -
 Series E, 8% Cumulative, Convertible,
  Preferred Stock (stated at liquidation
   value of $25 per share),2,533,236 shares
   issued and outstanding (3,489,336 at
   June 30, 1996 and 3,352,347 at
   December 31, 1996)                                 63,331          87,233               83,809
                                                     -------         -------              -------
      TOTAL PREFERRED STOCK                          $63,331         $87,233              $83,809
                                                     =======         =======              =======

NOTE 10. CONTINGENT LIABILITIES

CONTINGENT LIABILITIES

      The Corporation or its subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 10-K), in Note 19 to the Corporation's consolidated financial statements on page 67 of the 1996 Annual Report to Shareholders (1996 Annual Report), and in Note 10 of the Corporation's quarterly report on Form 10-Q dated March 31, 1997. Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened lawsuits. There were no significant developments during the second quarter of 1997 in any of the pending or threatened actions which affected such opinion.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1996 Annual Report, the Corporation's Quarterly Report on Form 10-Q dated March 31, 1997, the Corporation's interim unaudited financial statements and notes for the three and six months ended June 30, 1997, included in Part I hereof, and the supplemental financial data included in this discussion.

      Certain of the information included in this discussion contains forward-looking statements and information that are based on management's belief as well as certain assumptions made by, and information currently available to management. Specifically, this 10-Q contains forward-looking statements with respect to the adequacy of the allowance for losses on loans; the effect of legal proceedings on the Corporation's financial condition, results of operations, and liquidity; charges related to pending acquisitions; cost savings related to integration of completed acquisitions; and year 2000 compliance issues. When used in this discussion, the words "anticipate," "project," "expect," "believes," and similar expressions are intended to identify forward-looking statements. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among key factors that may have a direct bearing on the Corporation's operating results are fluctuations in the economy, especially in the Southeast; the relative strength and weakness in the consumer and commercial credit sector and in the real estate market; the actions taken by the Federal Reserve for the purpose of managing the economy; the Corporation's ability to realize anticipated cost savings related to both recently completed and pending acquisitions; the ability of the Corporation to achieve anticipated revenue enhancements; its success in assimilating acquired operations into the Corporation's culture, including its ability to instill the Corporation's credit culture and approach to operating efficiencies into acquired operations; the continued growth of the markets in which the Corporation operates consistent with recent historical experience; the absence of undisclosed material contingencies inherent in acquired operations, including asset quality and litigation contingencies; the enactment of legislation impacting the operations of the Corporation; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure. Moreover, the outcome of litigation is inherently uncertain and depends on judicial interpretations of law and the findings of judges and juries.

OPERATING RESULTS -- THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

      The following table presents selected financial highlights for the three and six months ended June 30, 1997 and 1996.


                                                                                                                   PERCENTAGE
                                                        THREE MONTHS ENDED               SIX MONTHS ENDED            CHANGE
                                                             JUNE 30,                        JUNE 30,          ------------------
                                                     ------------------------        ------------------------   THREE       SIX
                                                       1997            1996            1997            1996     MONTHS     MONTHS
                                                     --------        --------        --------        --------  --------   -------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings                                         $59,853         $48,624         $119,045        $95,776      23%        24%
Primary earnings per common share                        .87             .72             1.73           1.42      21         22
Fully diluted earnings per common share                  .84             .70             1.68           1.38      20         22
Return on average assets                                1.62%           1.29%            1.61%          1.27%
Return on average common equity                        17.77           16.01            18.12          15.93
Dividends per common share                           $  .375         $   .27         $   .695        $   .54      39         29
Net interest margin (FTE)                               4.75%           4.47%            4.73%          4.42%
Interest rate spread (FTE)                              4.01            3.78             4.02           3.70
Expense ratio                                           1.50            1.59             1.45           1.60
Efficiency ratio                                       50.91           55.23            50.67          55.43
Book value per common share                                                          $  20.69        $ 19.19                  8
Leverage ratio                                                                          10.64           8.34
Common share prices:
 Last closing price                                                                     51.88          30.38
 High closing price                                  $ 52.13         $ 31.25            52.13          31.75
 Low closing price                                     41.25           29.63            38.38          29.00

--------------------

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


                          UNION PLANTERS CORPORATION
           CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE


                                                                     SIX MONTHS ENDED            EPS
                                                                         JUNE 30,              INCREASE
                                                                     1997       1996          (DECREASE)
                                                                    ------     ------        -----------
Net interest income-FTE                                             $ 4.52     $ 4.47           $ .05
Provision for losses on loans                                         (.35)      (.37)            .02
                                                                    ------     ------           -----

Net interest income after provision
  for losses on loans-FTE                                             4.17       4.10             .07
                                                                    ------     ------           -----
Noninterest income
 Service charges on deposit accounts                                   .55        .54             .01
 Mortgage servicing income                                             .30        .32            (.02)
 Bank card income                                                      .20        .16             .04
 Trust service income                                                  .06        .08            (.02)
 Profits and commissions from trading activities                       .05        .05               -
 Investment securities gains (losses)                                    -          -               -
 Other income                                                          .41        .43            (.02)
                                                                    ------     ------           -----
      Total noninterest income                                        1.57       1.58            (.01)
                                                                    ------     ------           -----
Noninterest expense
 Salaries and employee benefits                                       1.46       1.53             .07
 Net occupancy expense                                                 .22        .24             .02
 Equipment expense                                                     .22        .25             .03
 Other expense                                                        1.18       1.44             .26
                                                                    ------     ------           -----
      Total noninterest expense                                       3.08       3.46             .38
                                                                    ------     ------           -----

 Earnings before income taxes-FTE                                     2.66       2.22             .44
Applicable income taxes-FTE                                            .98        .84            (.14)
                                                                    ------     ------           -----
      Fully diluted earnings per share                               $1.68      $1.38           $ .30
                                                                    ------     ------           -----
Change in net earnings applicable to common shares
  using previous year average shares outstanding                                                $ .34
Change in average shares outstanding                                                             (.04)
                                                                                                -----
 Change in net earnings                                                                         $ .30
                                                                                                =====

Average fully diluted shares (in thousands)                         71,028     68,919
                                                                    ======     ======

--------------------

FTE = Fully taxable-equivalent basis

SECOND QUARTER EARNINGS OVERVIEW

      For the second quarter of 1997, the Corporation reported record earnings of $59.9 million compared to $48.6 million for the same period in 1996. Fully diluted earnings per common share for the second quarter of 1997 were $.84 compared to $.70 for the same period in 1996, an increase of 20%. Second quarter earnings resulted in an annualized return on average assets of 1.62% and an annualized return on average common equity of 17.77% which compares to 1.29% and 16.01%, respectively, for the same period in 1996.

      Net earnings for the six months ended June 30, 1997 were $119.0 million, or $1.68 per fully diluted common share. This compares to net earnings of $95.8 million, or $1.38 per fully diluted common share, for the same period in 1996.

      The improvement in net earnings for the second quarter of 1997 is attributable to an increase in taxable-equivalent net interest income of $5.4 million and a reduction of noninterest expenses of $10.2 million. Partially offsetting these improvements was a decrease in noninterest income of $1.0 million. The following is a more complete discussion and analysis of the operating results for the three and six months ended June 30, 1997 compared to the same periods in 1996.

                              EARNINGS ANALYSIS

NET INTEREST INCOME

      For the second quarter of 1997, net interest income (FTE) was $161.5 million, a 3.5% increase over $156.1 million for the second quarter of 1996 and up 1.4% from the first quarter of 1997 which was $159.3 million. For the first half of 1997, net interest income (FTE) was $320.8 million compared to $308.1 million for the same period in 1996. Growth of average loans funded by maturities and sales of lower yielding investment securities positively impacted taxable-equivalent net interest income, allowing both the net interest margin and the dollar amount of net interest income to increase. Also contributing to the improvement were increases in noninterest-bearing demand deposits and shareholders' equity and slightly lower rates paid on interest-bearing liabilities. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

      For the second quarter of 1997, the net interest margin was 4.75% which compares to 4.47% for the same quarter last year and 4.71% for the first quarter of 1997. The net interest margin for the first half of 1997 was 4.73%, 31 basis points higher than the net interest margin for the same period in 1996. The interest rate spread increased to 4.01% for the second quarter of 1997 from 3.78% for the same period a year ago and down from 4.03% for the first quarter of 1997.

INTEREST INCOME

      The following table presents a breakdown of average earning assets for the three and six months ended June 30, 1997 and 1996.

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                           JUNE 30,
                                                     ------------------               ---------------------
                                                      1997        1996                 1997            1996
                                                     ------      ------               -----           -----
                                                                    (DOLLARS IN BILLIONS)

Average earning assets                               $13.6       $14.0                $13.7           $14.0
 Comprised of:
  Loans                                                 77%         68%                  77%             69%
  Investment securities                                 21          29                   21              28
  Other earning assets                                   2           3                    2               3
-------------------

Fully taxable-equivalent yield on
 average earning assets                               8.73%       8.54%                8.73%           8.52%

      Fully taxable-equivalent interest income for the second quarter of 1997 decreased $1.6 million compared to the same period in 1996 and increased $1.8 million compared to the first quarter of 1997. The decline between the second quarter of 1996 and 1997 resulted from a $416 million decrease in average earning assets, or approximately $1.4 million of the decrease, in connection with a restructuring of the balance sheet following the Leader Financial Corporation (LFC) acquisition.

      For the first half of 1997, fully-taxable-equivalent interest income decreased .4% compared to the same period in 1996. The decrease was attributable to a decline in average earning assets which accounted for approximately $2.6 million of the decrease partially offset by an increase in the average yield on earning assets which accounted for a $500,000 increase.

INTEREST EXPENSE

      The following table presents a breakdown of average interest-bearing liabilities for the three and six months ended June 30, 1997 and 1996.

                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                         JUNE 30,
                                                                          ----------------------          ---------------------
                                                                           1997            1996            1997            1996
                                                                          ------          ------          ------          -----
                                                                                           (DOLLARS IN BILLIONS)
Average interest-bearing liabilities                                      $11.5           $12.0           $11.6           $11.9
Comprised of:
 Deposits                                                                    83%             83%             83%             84%
 Short-term borrowings                                                        5               8               5               7
 FHLB advances and long-term debt                                            12               9              12               9

--------------------

Rates paid on average interest-bearing liabilities                         4.72%           4.76%           4.71%           4.82%


      Interest expense decreased 5.0% in the second quarter of 1997 compared to the same period in 1996 and decreased .4% from the first quarter of 1997. The decrease in interest expense for the second quarter of 1997 is attributable to a decline in average interest-bearing liabilities which accounted for approximately $5.4 million of the decrease and a four-basis-point decline in the average rate paid on interest-bearing liabilities, or approximately $1.7 million.

      For the six months ended June 30, 1997, interest expense decreased 5.2% compared to the same period in 1996. The decline was due to an decrease in average interest-bearing liabilities which accounted for approximately $6.8 million of the decline and an eleven-basis-point decrease in the average rate paid on these liabilities which accounted for approximately $8.1 million of the decrease.

PROVISION FOR LOSSES ON LOANS

      The provision for losses on loans for the second quarter of 1997 was $12.6 million, or .56% of average loans on an annualized basis, compared to $12.7 million, or .60% of average loans, for the same period in 1996 and $12.4 million, or .56% of average loans, for the first quarter of 1997. For the six months ended June 30, 1997, the provision for losses on loans was $25.0 million compared to $25.7 million for the same period in 1996. The level of the provision for losses on loans continues to be impacted by the level of charge-offs in the credit card and other consumer loan portfolios. If this level of charge-offs in these portfolios continues, increased provisions for losses on loans are anticipated in the third and fourth quarters of 1997.

      Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs.

NONINTEREST INCOME

      Noninterest income for the second quarter of 1997 was $54.5 million, a decrease of 1.8% from the same period in 1996, and a decrease of 5.1% compared to the first quarter of 1997. For the first half of 1997, noninterest income was $112.0 million compared to $109.3 million for the same period in 1996. The major components of noninterest income are presented on the face of the statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

      The components of noninterest income increasing for both the second quarter of 1997 and for the first half of the year compared to the same period in 1996 were: (i) service charges on deposit accounts and other customer transaction fees which increased $1.7 million and $3.9 million, respectively;
(ii) bank card income which increased $1.5 million and $3.5 million, respectively, due to increases in sales volumes; and (iii) annuity sales income which increased $2.1 million and $3.8 million, respectively.

      The increases in noninterest income were offset by the following items which declined between the two periods: (i) 1996 results for the second quarter and first half of 1996 included a one-time increase in trust service income of approximately $1.3 million related to a court award of several years of fees;
(ii) a decrease in gains on sales of branches of $1.1 million and $1.5 million, respectively; (iii) a decrease in mortgage servicing income of $1.1 million and $1.2 million, respectively, primarily related to lower servicing volumes; (iv) decrease in gains on sales of residential mortgages of $776,000 and $1.3 million, respectively; (v) a decline in earnings from the Corporation's partnership interest in VSIBG of $582,000 and $1.1 million, respectively; and
(vi) a decrease in insurance commissions, primarily credit life insurance commissions, of $445,000 and $1.2 million, respectively.

NONINTEREST EXPENSE

      Noninterest expense for the second quarter of 1997 decreased $10.2 million to $110.1 million compared to $120.3 million for the second quarter of 1996 and a decrease from $109.2 million in the first quarter of 1997. For the first half of 1997, noninterest expense decreased $18.9 million to $219.3 million. The major components of noninterest expense are detailed on the face of the statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

      The decrease in noninterest expenses for the second quarter of 1997 and the first half of the year compared to the same period in 1996 was due primarily to the following: (i) provisions for losses on FHA/VA foreclosure claims decreased $5.7 million and $12.1 million, respectively, due primarily to a decline in FHA/VA loans serviced; (ii) reductions in FDIC insurance assessments of $1.3 million and $2.8 million, respectively; and (iii) 1996 results for the second quarter and the first six months included a write-off of intangibles of $2.2 million by an institution acquired by the Corporation.

      Salaries and employee benefits expense, the largest component of noninterest expense, decreased $589,000 and $1.9 million, respectively, for the three and six months ended June 30, 1997 compared to the same periods in 1996. The decrease in expense resulted primarily from a reduction in the number of employees. At June 30, 1997, the Corporation had 5,927 full-time-equivalent employees compared to 6,118 at June 30, 1996.

      Management expects some additional expense reductions as the integration of branch facilities and back office systems from recent acquisitions are essentially complete. The merger of mortgage servicing platforms of the Corporation and Leader Financial Corporation began at the end of the second quarter of 1997. The combining of these operations into one facility is now complete and will allow the Corporation to achieve management efficiencies and economies of scale in this operation.

EARNINGS CONSIDERATIONS RELATED TO PENDING ACQUISITIONS

      It is expected that the Corporation or the institutions acquired by it (Note 2 to the unaudited interim consolidated financial statements) will incur charges arising from such acquisitions and from the assimilation of those institutions into the Corporation's organization. Most of the charges are expected to relate to the Magna Bancorp, Inc. (Magna) acquisition. Normally charges incidental to acquisitions arise from legal and accounting fees, financial advisory fees, consulting fees, payment of contractual benefits triggered by a change of control, early retirement and involuntary separation and related benefits, costs associated with elimination of duplicate facilities and branch consolidations, data processing charges, cancellation of vendor contracts, the potential for additional provisions for losses on loans, and similar costs which usually arise from the consolidation of operational activities.

      The Corporation has four pending acquisitions which are expected to be accounted for as poolings of interest and aggregate charges expected to arise from these acquisitions have been estimated to be in the range of $10 million to $15 million after taxes. To the extent that the Corporation's recognition of these acquisition-related charges is contingent upon consummation of a particular transaction, those charges would be recognized in the period in which such transaction closes. This range of potential charges is based on currently available information as well as preliminary estimates and is subject to change. The range is provided as an estimate of the significant charges which may in the aggregate be required and should be viewed accordingly.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
         CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                          THREE MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------------------------------
                                                                  1997                                      1996
                                                ---------------------------------------    ------------------------------------
                                                                 INTEREST                                  INTEREST
                                                 AVERAGE         INCOME/        YIELD/     AVERAGE         INCOME/        YIELD/
                                                 BALANCE         EXPENSE         RATE      BALANCE         EXPENSE         RATE
                                                 -------         -------         ----      -------         -------         ----
                                                                              (DOLLARS IN THOUSANDS)

ASSETS
 Interest-bearing deposits at
  financial institutions                        $     6,067     $     55        3.64%     $     6,330     $    148        9.40%
 Federal funds sold and securities
  purchased under agreements to resell               77,846        1,141        5.88          189,937        2,618        5.54
 Trading account assets                             154,279        2,904        7.55          146,752        2,728        7.48
 Investment securities (1) (2)
  Taxable                                         2,456,942       40,843        6.67        3,604,052       59,121        6.60
  Tax-exempt                                        470,876       10,558        8.99          498,833       11,524        9.29
                                                -----------     --------                  -----------     --------
      Total investment securities                 2,927,818       51,401        7.04        4,102,885       70,645        6.93
 Loans, net of unearned income (1)               10,465,483      241,179        9.24        9,602,005      222,184        9.31
                                                -----------     --------                  -----------     --------
      TOTAL EARNING ASSETS (1) (2)               13,631,493      296,680        8.73       14,047,909      298,323        8.54
                                                                --------                                  --------
 Cash and due from banks                            412,050                                   480,411
 Premises and equipment                             261,321                                   266,348
 Allowance for losses on loans                     (165,194)                                 (169,637)
 Other assets                                       679,187                                   538,790
                                                -----------                               -----------
      TOTAL ASSETS                              $14,818,857                               $15,163,821
                                                ===========                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                          $ 1,620,441     $ 14,261        3.53%     $ 1,872,586     $ 15,049        3.23%
 Savings deposits                                 2,165,260       13,308        2.47        1,966,638       13,037        2.67
 Certificates of deposit of
  $100,000 and over                               1,060,392       14,759        5.58          994,410       15,631        6.32
 Other time deposits                              4,731,142       64,020        5.43        5,167,804       69,803        5.43
 Short-term borrowings                              439,536        5,516        5.03          918,347       12,417        5.44
 Short-term bank notes                              149,615        2,201        5.90                -            -           -
 Long-term debt
  Federal Home Loan Bank advances                   813,490       11,759        5.80          874,833       12,294        5.65
  Subordinated capital notes                        174,159        2,931        6.75          213,993        3,957        7.44
  Medium-term bank notes                            135,000        2,236        6.64                -            -           -
  Trust Preferred Securities                        198,951        4,127        8.32                                         -
                                                -----------     --------                  -----------     --------
      TOTAL INTEREST-BEARING LIABILITIES         11,487,986      135,118        4.72       12,008,611      142,188        4.76
                                                                --------                                  --------
 Noninterest-bearing demand deposits              1,670,512                                 1,605,346
                                                -----------                               -----------
      TOTAL SOURCES OF FUNDS                     13,158,498                                13,613,957
 Other liabilities                                  269,392                                   282,300
 Shareholders' equity                             1,390,967                                 1,267,564
                                                -----------                               -----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                     $14,818,857                               $15,163,821
                                                ===========                               ===========
 NET INTEREST INCOME                                            $161,562                                  $156,135
                                                                ========                                  ========
 INTEREST RATE SPREAD                                                           4.01%                                     3.78%
                                                                                ====                                      ====
 NET INTEREST MARGIN                                                            4.75%                                     4.47%
                                                                                ====                                      ====
--------------------

(1)   Taxable-equivalent adjustments:

        Loans                                                   $    537                                  $    563
        Investment securities                                      3,351                                     3,772
                                                                --------                                  --------
                                                                $  3,888                                  $  4,335
                                                                ========                                  ========


(2) Yields are calculated on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                     ANALYSIS OF VOLUME AND RATE CHANGES

                                                                              THREE MONTHS ENDED JUNE 30,
                                                                                  1997 VERSUS 1996
                                                                     ------------------------------------------
                                                                            INCREASE
                                                                           (DECREASE)
                                                                     ------------------------
                                                                       DUE TO CHANGE IN: (1)
                                                                     ------------------------
                                                                       AVERAGE        AVERAGE         INCREASE
                                                                       VOLUME          RATE          (DECREASE)
                                                                       ------          ----          ----------
                                                                                   (DOLLARS IN THOUSANDS)
INTEREST INCOME
 Interest-bearing deposits at
  financial institutions                                             $     (6)       $   (87)        $    (93)
 Federal funds sold and securities
  purchased under agreements to resell                                 (1,627)           150           (1,477)
 Trading account assets                                                   148             28              176
 Investment securities (FTE)                                          (20,403)         1,159          (19,244)
 Loans, net of unearned income (FTE)                                   20,442         (1,447)          18,995
                                                                     --------        -------         --------
      TOTAL INTEREST INCOME                                            (1,446)          (197)          (1,643)
                                                                     --------        -------         --------

INTEREST EXPENSE
 Money market accounts                                                 (2,100)         1,312             (788)
 Savings deposits                                                       1,272         (1,001)             271
 Certificates of deposit of
  $100,000 and over                                                       997         (1,869)            (872)
 Other time deposits                                                   (5,720)           (63)          (5,783)
 Short-term borrowings                                                 (4,294)          (406)          (4,700)
 Long-term debt                                                         4,492            310            4,802
                                                                     --------        -------         --------
      TOTAL INTEREST EXPENSE                                           (5,353)        (1,717)          (7,070)
                                                                     --------        -------         --------
CHANGE IN NET INTEREST INCOME                                        $  3,907        $ 1,520         $  5,427
                                                                     ========        =======         ========

PERCENTAGE INCREASE IN NET INTEREST
 INCOME OVER PRIOR PERIOD                                                                                3.48%
                                                                                                     ========

--------------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
         CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                            SIX MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------------------------------
                                                                  1997                                      1996
                                                --------------------------------------    --------------------------------------
                                                                INTEREST                                  INTEREST
                                                  AVERAGE       INCOME/         YIELD/      AVERAGE       INCOME/         YIELD/
                                                  BALANCE       EXPENSE         RATE        BALANCE       EXPENSE         RATE
                                                  -------       -------         -----       -------       -------         ----
                                                                             (DOLLARS IN THOUSANDS)

ASSETS
 Interest-bearing deposits at
  financial institutions                        $     6,925     $    142        4.14%     $     6,269     $    284        9.11%
 Federal funds sold and securities
  purchased under agreements to resell              103,964        2,913        5.65          325,002        9,035        5.59
 Trading account assets                             175,401        6,569        7.55          133,852        5,115        7.68
 Investment securities (1) (2)
  Taxable                                         2,442,475       80,738        6.67        3,416,237      111,303        6.55
  Tax-exempt                                        475,217       21,262        9.02          502,847       22,977        9.19
                                                -----------     --------                  -----------     --------
      Total investment securities                 2,917,692      102,000        7.05        3,919,084      134,280        6.89
 Loans, net of unearned income (1)               10,464,566      479,967        9.25        9,625,776      444,967        9.30
                                                -----------     --------                  -----------     --------
      TOTAL EARNING ASSETS (1) (2)               13,668,548      591,591        8.73       14,009,983      593,681        8.52
                                                                --------                                  --------
 Cash and due from banks                            434,177                                   473,822
 Premises and equipment                             258,955                                   267,074
 Allowance for losses on loans                     (166,648)                                 (168,485)
 Other assets                                       682,466                                   555,674
                                                -----------                               -----------
      TOTAL ASSETS                              $14,877,498                               $15,138,068
                                                ===========                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                          $ 1,641,585     $ 28,515        3.50%     $ 1,849,327     $ 29,993        3.26%
 Savings deposits                                 2,179,979       26,487        2.45        1,973,370       25,558        2.60
 Certificates of deposit of
  $100,000 and over                               1,046,809       28,971        5.58          982,176       29,794        6.10
 Other time deposits                              4,783,971      128,761        5.43        5,160,711      143,493        5.59
 Short-term borrowings                              401,473        9,816        4.93          876,253       24,312        5.58
 Short-term bank notes                              195,387        5,649        5.83                -            -           -
 Long-term debt
  Federal Home Loan Bank advances                   838,990       23,954        5.76          862,435       24,493        5.71
  Subordinated capital notes                        174,145        5,863        6.79          214,207        7,975        7.49
  Medium-term bank notes                            135,000        4,472        6.68                -            -           -
  Trust Preferred Securities                        198,947        8,255        8.37                -            -           -
                                                -----------     --------                  -----------     --------
      TOTAL INTEREST-BEARING LIABILITIES         11,596,286      270,743        4.71       11,918,479      285,618        4.82
                                                                --------                                  --------
 Noninterest-bearing demand deposits              1,647,243                                 1,589,514
                                                -----------                               -----------
      TOTAL SOURCES OF FUNDS                     13,243,529                                13,507,993
 Other liabilities                                  265,342                                   375,721
 Shareholders' equity                             1,368,627                                 1,254,354
                                                -----------                               -----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                     $14,877,498                               $15,138,068
                                                ===========                               ===========
 NET INTEREST INCOME                                            $320,848                                  $308,063
                                                                ========                                  ========
 INTEREST RATE SPREAD                                                           4.02%                                     3.70%
                                                                                =====                                     =====
 NET INTEREST MARGIN                                                            4.73%                                     4.42%
                                                                                =====                                     ====
-------------------

(1)   Taxable-equivalent adjustments:
        Loans                                                   $  1,110                                  $  1,089
        Investment securities                                      6,788                                     7,432
                                                                --------                                  --------
                                                                $  7,898                                  $  8,521
                                                                ========                                  ========

(2) Yields are calculated based on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                     ANALYSIS OF VOLUME AND RATE CHANGES


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                      1997 VERSUS 1996
                                                          ----------------------------------------
                                                                   INCREASE
                                                                  (DECREASE)
                                                           DUE TO CHANGE IN: (1)
                                                          ------------------------
                                                            AVERAGE        AVERAGE         INCREASE
                                                            VOLUME           RATE         (DECREASE)
                                                          ---------        -------        ----------
                                                                     (DOLLARS IN THOUSANDS)

INTEREST INCOME
 Interest-bearing deposits at
  financial institutions                                  $     28        $  (170)        $   (142)
 Federal funds sold and securities
  purchased under agreements to resell                      (6,216)            94           (6,122)
 Trading account assets                                      1,544            (90)           1,454
 Investment securities (FTE)                               (35,284)         3,004          (32,280)
 Loans, net of unearned income (FTE)                        37,319         (2,319)          35,000
                                                          --------        -------         --------
      TOTAL INTEREST INCOME                                 (2,609)           519           (2,090)
                                                          --------        -------         --------

INTEREST EXPENSE
 Money market accounts                                      (3,560)         2,082           (1,478)
 Savings deposits                                            2,522         (1,593)             929
 Certificates of deposit of
  $100,000 and over                                          1,846         (2,669)            (823)
 Other time deposits                                       (10,511)        (4,221)         (14,732)
 Short-term borrowings                                      (7,377)        (1,470)          (8,847)
 Long-term debt                                             10,262           (186)          10,076
                                                          --------        -------         --------
      TOTAL INTEREST EXPENSE                                (6,818)        (8,057)         (14,875)
                                                          --------        -------         --------
CHANGE IN NET INTEREST INCOME                             $  4,209        $ 8,576         $ 12,785
                                                          ========        =======         ========

PERCENTAGE INCREASE IN NET INTEREST
 INCOME OVER PRIOR PERIOD                                                                     4.15%
                                                                                          ========

--------------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                             FINANCIAL CONDITION

      The Corporation's total assets were $14.8 billion at June 30, 1997 compared to $15.3 billion at June 30, 1996, and $15.2 billion at December 31, 1996. Average assets for the three and six months ended June 30, 1997 were $14.8 billion and $14.9 billion, respectively, compared to $15.2 billion and $15.1 billion, respectively, for the same periods in 1996. The decrease in total assets resulted from a restructuring of the balance sheet in the fourth quarter of 1996 and first quarter of 1997 following the completion of the Leader Financial Corporation acquisition. The restructuring involved sales and maturities of investment securities to fund loan growth and reduce certain short-term borrowings.

INVESTMENT SECURITIES

      The Corporation's investment securities portfolio of $2.8 billion at June 30, 1997 consisted entirely of available for sale securities which are carried on the balance sheet at fair value. This compares to investment securities of $3.0 billion at December 31, 1996. At June 30, 1997, and December 31, 1996, these securities had net unrealized gains of $41.6 million and $40.2 million, respectively. Reference is made to Note 5 to the interim financial statements which provides the composition of the investment portfolio at June 30, 1997 and December 31, 1996.

      U. S. Treasury and U. S. Government agency obligations represented approximately 77.5% of the investment securities portfolio at June 30, 1997. The Corporation has some credit risk in the investment portfolio, however management does not consider that risk to be significant.

      The REMIC and CMO issues in the investment securities portfolio are 98% U.
S. Government agencies issues; the remaining 2% are readily marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues held are currently rated "AAA" by either Standard & Poor's or Moody's. The REMIC and CMO portions of the investment securities portfolio include approximately 55% in floating-rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase investment securities at or near par value to reduce risk of premium write-offs on unexpected prepayments. The limited credit risk in the investment securities portfolio consists of the holdings of (i) municipal securities; (ii) nonagency CMOs and mortgage-backed securities; and (iii) corporate stocks, debentures and mutual funds which accounted for 17.4%, .6%, and 4.6%, respectively, of the investment securities portfolio at June 30, 1997. The latter category is predominately required holdings of Federal Home Loan Bank and Federal Reserve Bank stock.

      At June 30, 1997, the Corporation had approximately $94 million of structured notes, which constituted approximately 3% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government-agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds, floating-rate notes, and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio at fair value. The unrealized loss in these securities at June 30, 1997 was approximately $537,000. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity and involves no credit risk.

LOANS

      Loans net of unearned income at June 30, 1997 were $10.4 billion compared to $9.6 billion and $10.4 billion at June 30, 1996 and December 31, 1996, respectively. Average loans for the second quarter of 1997 were $10.5 billion, a 9.0% increase over the $9.6 billion for the second quarter of 1996. For the first half of 1997, average loans were $10.5 billion compared to $9.6 billion for the same period in 1996. Note 3 to the interim financial statements presents the composition of the loan portfolio.

      FHA/VA government-insured guaranteed loans were $1.4 billion at June 30, 1997, an increase of $331 million from June 30, 1996. Compared to March 31, 1997 and December 31, 1996, these loans decreased $83 million and $32 million, respectively. No significant net growth is expected in this category of loans. Reference is made to the 1996 Annual Report to Shareholders' on page 15 for a discussion of FHA/VA government-insured/guaranteed loans.

      Excluding FHA/VA loans, loans at June 30, 1997 increased 5.4% compared to June 30, 1996 and increased, on an annualized basis, 5.6% compared to March 31, 1997. The growth of loans, excluding FHA/VA loans, between June 30, 1997 and 1996 is attributable primarily to other mortgage loans (primarily commercial real estate) and single family residential loans which increased $218 million and $163 million, respectively. Also growing between the two periods were credit card loans which increased $150 million, home equity loans which increased $41 million, and real estate construction loans which increased $24 million. Other consumer loans and commercial, financial, and agricultural loans (including direct lease financing) declined $65 million and $81 million, respectively.

      The growth of loans, excluding FHA/VA loans, from March 31, 1997 is attributable to single family residential loans, other mortgage loans, and home equity loans which increased in the aggregate $239 million. All other categories of loans decreased in the aggregate $121 million between the two periods.

ALLOWANCE FOR LOSSES ON LOANS

      The Corporation maintains its allowance for losses on loans at a level which is believed adequate to absorb losses inherent in the loan portfolio. A formal review is made quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for losses on loans. The review includes analyses of certain problem loans, historical loan loss experience, the levels of classified and nonperforming loans, reviews and evaluations of specific loans, changes in the nature and volume of loans, the results of regulatory examinations, and current economic conditions and the related impact on specific borrowers and industry groups. The results of the review are presented to, and approved by, senior management and a committee of the Board of Directors.

      The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the six-month periods ended June 30, 1997 and 1996 and for the year ended December 31, 1996.

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                          --------------------------------        FOR THE YEAR ENDED
                                                              1997                 1996            DECEMBER 31, 1996
                                                          -----------           ----------        ------------------
                                                                          (DOLLARS IN THOUSANDS)

BALANCE AT THE BEGINNING OF PERIOD                        $   166,853           $  156,388           $   156,388
LOANS CHARGED OFF
 Commercial, financial, and agricultural                        4,238                3,526                10,808
 Real estate - construction                                        79                  201                   367
 Real estate - mortgage                                         1,689                2,033                 4,863
 Consumer                                                       8,699                9,258                20,346
 Credit cards and related plans                                24,482               12,550                27,657
 Direct lease financing                                            13                   13                    48
                                                          -----------           ----------           -----------
      Total charge-offs                                        39,200               27,581                64,089
                                                          -----------           ----------           -----------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
 Commercial, financial, and agricultural                        3,029                2,092                 3,247
 Real estate - construction                                       153                   22                    16
 Real estate - mortgage                                         1,335                1,539                 2,190
 Consumer                                                       2,974                2,407                 4,940
 Credit cards and related plans                                   990                  973                 1,912
 Direct lease financing                                            24                    -                     4
                                                          -----------           ----------           -----------
      Total recoveries                                          8,505                7,033                12,309
                                                          -----------           ----------           -----------

Net charge-offs                                                30,695               20,548                51,780
Provision charged to expense                                   25,001               25,669                57,395
Allowance related to the sale of certain loans                      -                    -                (1,628)
Increase due to acquisitions                                        -                6,478                 6,478
                                                          -----------           ----------           -----------
      BALANCE AT END OF PERIOD                            $   161,159           $  167,987           $   166,853
                                                          ===========           ==========           ===========

Total loans, net of unearned income,
 at end of period                                         $10,402,408           $9,607,778           $10,434,070
Less: FHA/VA government-insured/
 guaranteed loans                                           1,434,743            1,103,405             1,477,459
                                                          -----------           ----------           -----------

      LOANS USED TO CALCULATE RATIOS                      $ 8,967,665           $8,504,373           $ 8,956,611
                                                          ===========           ==========           ===========

Average total loans, net of unearned income,
 during period                                            $10,464,566           $9,625,776           $ 9,894,427
Less: Average FHA/VA government-insured/
 guaranteed loans                                           1,487,188            1,018,710             1,197,070
                                                          -----------           ----------           -----------

      AVERAGE LOANS USED TO CALCULATE RATIOS              $ 8,977,378           $8,607,066           $ 8,697,357
                                                          ===========           ==========           ===========

RATIOS (1):

 Allowance at end of period to loans,
  net of unearned income                                         1.80%                1.98%                 1.86%
 Charge-offs to average loans,
  net of unearned income (2)                                      .88                  .64                   .74
 Recoveries to average loans,
  net of unearned income (2)                                      .19                  .16                   .14
 Net charge-offs to average loans,
  net of unearned income (2)                                      .69                  .48                   .60
 Provision to average loans,
  net of unearned income(2)                                       .56                  .60                   .66

--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2)   Amounts annualized for June 30, 1997 and 1996

      The allowance at June 30, 1997 was $161.2 million, a decrease of $5.7 million from December 31, 1996, and compared to $168.0 million at June 30, 1996. Net charge-offs for the second quarter of 1997 were $15.4 million compared to $15.3 million for the first quarter of 1997 and $11.6 million for the second quarter of 1996. Management believes that the allowance is sufficient to absorb estimated losses inherent in the loan portfolio at June 30, 1997.

      Net charge-offs of credit cards for the first half of 1997 were $23.5 million, an increase of $11.9 million over the same period in 1996, accounting for most of the increase in net charge-offs. The level of credit card charge-offs is attributable primarily to growth of the portfolio since the fourth quarter of 1994 and high levels of personal bankruptcies. Management expects charge-offs of these loans to remain at the current level, which would likely result in increases in the provision for losses on loans in the third and fourth quarters of 1997.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES


                                                                         JUNE 30,
                                                                ------------------------     DECEMBER 31,
                                                                  1997            1996           1996
                                                                --------        --------       --------
                                                                          (DOLLARS IN THOUSANDS)

Nonaccrual loans                                                $ 52,567        $ 56,716       $ 63,346
Restructured loans                                                 2,153           5,879          2,546
                                                                --------        --------       --------

      TOTAL NONPERFORMING LOANS                                   54,720          62,595         65,892
                                                                --------        --------       --------

Foreclosed property
 Other real estate owned, net of reserves
   for losses                                                     16,330          10,414         15,531
 Other foreclosed properties                                       1,137           1,109            989
                                                                --------        --------       --------

      TOTAL FORECLOSED PROPERTIES                                 17,467          11,523         16,520
                                                                --------        --------       --------

      TOTAL NONPERFORMING ASSETS                                $ 72,187        $ 74,118       $ 82,412
                                                                ========        ========       ========

LOANS 90 DAYS OR MORE PAST DUE
  AND NOT ON NONACCRUAL STATUS

 FHA/VA government-insured/guaranteed loans                     $500,985        $474,770       $709,424
 All other loans                                                  20,890          18,354         22,707
                                                                --------        --------       --------

      TOTAL LOANS 90 DAYS OR MORE PAST DUE                      $521,875        $493,124       $732,131
                                                                ========        ========       ========

Ratios (1):

Nonperforming loans as a percentage of loans                         .61%            .74%           .74%
Nonperforming assets as a percentage of loans
 plus foreclosed properties                                          .80             .87            .92
Allowance for losses on loans as a percentage
 of nonperforming loans                                              295             268            253
Loans 90 days or more past due and not on
 nonaccrual status as a percentage of loans                          .23             .22            .25

--------------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

      The breakdown of nonaccrual loans and loans 90 days or more past due and not on nonaccrual status is as follows:

                                                                                                     LOANS 90 DAYS
                                                              NONACCRUAL LOANS                     OR MORE PAST DUE
                                                          --------------------------           ----------------------
                                                          JUNE 30,       DECEMBER 31,          JUNE 30,   DECEMBER 31,
              LOAN TYPE                                     1997            1996                 1997        1996
--------------------------------------                    -------        ------------          --------    ----------
                                                                                (DOLLARS IN THOUSANDS)

Secured by single family residential (1)                  $26,271         $34,464              $503,296    $711,151
Secured by nonfarm nonresidential                           4,555           8,272                   515       1,716
Other real estate                                           5,794           3,929                   582       1,492
Commercial, financial, and agricultural,
 including direct lease financing                           7,839          12,111                 2,387       1,841
Credit cards and related plans                                804              39                11,677      11,520
Other consumer                                              7,304           4,531                 3,418       4,411
                                                          -------         -------              --------    --------
      TOTAL                                               $52,567         $63,346              $521,875    $732,131
                                                          =======         =======              ========    ========

--------------------

(1) Loans 90 days or more past due include $500,985 and $709,424, respectively, of FHA/VA government-insured/guaranteed loans.

      As a percentage of loans and foreclosed properties, nonperforming assets were .80% at June 30, 1997 compared to .87% at June 30, 1996 and compared to
 .81% at March 31, 1997. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 295% at June 30, 1997, which compares to 268% at June 30, 1996 and 296% at March 31, 1997. The decrease in nonperforming loans from year end resulted from a change in the application of the Corporation's nonaccrual loan policies with respect to certain FHA/VA government-insured/guaranteed loans. The change provides for consistent exclusion of all FHA/VA loans from nonaccrual status once the loans become 90 days or more past due, since FHA/VA loans are government-insured/guaranteed and have minimal credit risk. This change resulted in a decrease in nonaccrual loans (single family residential loans) of approximately $7.0 million from year end 1996 to June 30, 1997 and did not have a significant impact on interest income. The remaining decrease relates primarily to collections of nonaccrual loans.

      Loans 90 days or more past due and still accruing interest totaled $521.9 million at June 30, 1997. FHA/VA government-insured/guaranteed loans accounted for $501.0 million of the total loans 90 days or more past due at June 30, 1997. These loans are government-insured/guaranteed and have minimal credit risk. FHA/VA loans past due 90 days or more totaled $474.8 million and $599.7 million at June 30, 1996 and March 31, 1997, respectively. Other loans 90 days or more past due totaled $20.9 million at June 30, 1997, an increase of $1.8 million from March 31, 1997.

POTENTIAL PROBLEM ASSETS

      Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets have been loans that become nonperforming. At June 30, 1997, the Corporation had potential problem assets (all of which were loans) aggregating $15.7 million.

ASSET LIABILITY MANAGEMENT

      The following table presents the Corporation's interest-rate sensitivity
(GAP) analysis at June 30, 1997. The GAP analysis is made as of that point-in-time and could change significantly on a daily basis. This analysis alone cannot be relied upon to predict how the Corporation is positioned to react to changing interest rates. Other methods such as simulation analysis, are also considered in evaluating the Corporation's interest-rate risk.

      At June 30, 1997, the GAP analysis indicated that the Corporation was liability sensitive with $902 million more liabilities than assets repricing within one year. At 6% of total assets, this position was within management's policy limit of 10% of total assets.

      Balance sheet simulation analysis has been conducted at June 30, 1997 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at June 30, 1997, and holds the rates and volumes constant for simulation. When this projection is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points, first rising and then falling, the annual impact on the Corporation's net interest income was a negative $1.1 million and $5.6 million pretax, respectively. Another simulation uses management's "most likely" scenario which assumes rates rising 50 basis points gradually over the next twelve months resulting in a $9.7 million pretax increase in net interest income from the constant rate/volume projection. The results under these scenarios are within the Corporation's policy limit of 5% of shareholders' equity.

                 UNION PLANTERS CORPORATION AND SUBSIDIARIES
                  RATE-SENSITIVITY ANALYSIS AT JUNE 30, 1997

                                                               INTEREST-SENSITIVE WITHIN (1) AND (7)
                                     -------------------------------------------------------------------------------------------
                                                                                                                 NON-
                                      0-30      31-90     91-180     181-365      1-2       2-5        OVER    INTEREST-
                                      DAYS       DAYS      DAYS       DAYS       YEARS     YEARS      5 YEARS   BEARING    TOTAL
                                     ------     ------    ------     -------    -------   -------    --------  ---------  ------
                                                                          (DOLLARS IN MILLIONS)
Assets
 Loans and leases (2) (3) (4)        $2,466    $   483    $  734     $1,236     $1,125    $2,793     $1,533    $    55    $10,425
 Investment securities (5) (6)          306        216       276        454        596       417        568          -      2,833
 Other earning assets                   155        115         -          -          -         -          -          -        270
 Other assets                             -          -         -          -          -         -          -      1,242      1,242
                                     ------    -------    ------     ------     ------    ------     ------    -------    -------
      Total assets                   $2,927    $   814    $1,010     $1,690     $1,721    $3,210     $2,101    $ 1,297    $14,770
                                     ======    =======    ======     ======     ======    ======     ======    =======    =======

Sources of funds
 Money market deposits (7) (8)       $    -    $   560    $    -     $  560     $    -    $  746     $    -    $     -    $ 1,866
 Other savings and time deposits        853      1,355       894      1,090        654     1,701         27          -      6,574
 Certificates of deposit of
  $100,000 and over                     269        176       200        226        134        47          1                 1,053
 Short-term borrowings                  452         32         -          -          -         -          -          -        484
 Short- and medium-term bank notes        -          -        50          -         30       105          -          -        185
 Federal Home Loan Bank advances        298        302         3         18         11        34        134          -        800
 Other long-term debt                     1          1         1          2          3         1        373          -        382
 Noninterest-bearing deposits             -          -         -          -          -         -          -      1,745      1,745
 Other liabilities                        -          -         -          -          -         -          -        236        236
 Shareholders' equity                     -          -         -          -          -         -          -      1,445      1,445
                                     ------    -------    ------     ------     ------    ------     ------    -------    -------
      Total sources of funds         $1,873    $ 2,426    $1,148     $1,896     $  832    $2,634     $  535    $ 3,426    $14,770
                                     ======    =======    ======     ======     ======    ======     ======    =======    =======
Interest rate sensitivity gap        $1,054    $(1,612)   $ (138)    $ (206)    $  889    $  576     $1,566    $(2,129)
Cumulative interest rate
 sensitivity gap (8)                 $1,054    $  (558)   $ (696)    $ (902)    $  (13)   $  563     $2,129    $     -
Cumulative gap as a percentage
 of total assets (8)                      7%        (4)%      (5)%       (6)%        -%        4%        14%         -%

--------------------

Management has made the following assumptions in preparing the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2)   Nonaccrual loans are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal prepayment patterns of comparable mortgage-backed securities.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money-market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been (18%), (22%), (22%), (20%), (14%), 4%, and 14%, respectively, for the 0-30 Days, 31-90 Days, 91-180 Days, 181-365 Days, 1-2 Years, 2-5 Years, and over 5 Years categories at June 30, 1997.

DEPOSITS

      The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation. Core deposits, along with available for sale securities and other marketable earning assets, provide liquidity for the Corporation.


                                                                                  AVERAGE DEPOSITS
                                                     --------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,              MARCH 31,               JUNE 30,
                                                     -------------------------------------------     --------------------------
                                                        1997            1996            1997            1997            1996
                                                     ----------      ----------      ----------      ----------     -----------
                                                                                (DOLLARS IN THOUSANDS)
Demand deposits                                      $ 1,670,512     $ 1,605,346     $ 1,623,715     $ 1,647,243    $ 1,589,514
Money market accounts (1)                              1,620,441       1,872,586       1,662,964       1,641,585      1,849,327
Savings deposits (2)                                   2,165,260       1,966,638       2,194,862       2,179,979      1,973,370
Other time deposits (3)                                4,731,142       5,167,804       4,837,388       4,783,971      5,160,711
                                                     -----------     -----------     -----------     -----------    -----------
      Total core deposits                             10,187,355      10,612,374      10,318,929      10,252,778     10,572,922
Certificates of deposit of $100,000 and over           1,060,392         994,410       1,033,075       1,046,809        982,176
                                                     -----------     -----------     -----------     -----------    -----------
      Total deposits                                 $11,247,747     $11,606,784     $11,352,004     $11,299,587    $11,555,098
                                                     ===========     ===========     ===========     ===========    ===========

--------------------

(1) Includes money market savings accounts, High Yield accounts, and super NOW accounts.
(2)     Includes regular and premium savings accounts and NOW accounts.
(3) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

      Average deposits for the second quarter were $11.2 billion, which represents a decrease of $359.0 million from the same period in 1996. Compared to the first quarter of 1997, average deposits decreased approximately $104.3 million. The decrease is primarily attributable to deposits of branches sold (approximately $52 million of deposits) and migration of deposits to other investment products. The majority of the decrease has occurred in time deposits of $100,000 or less, which reflects a nationwide trend in the number of households holding certificates of deposit. Partially offsetting the decline in time deposits is an increase in noninterest-bearing demand deposits.

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

      The parent company's sources of liquidity are management fees and dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At June 30, 1997, the parent company had cash and cash equivalents totaling $454 million and net working capital of $467 million. At July 1, 1997, the Corporation's banking subsidiaries could have paid dividends totaling $142.4 million without prior regulatory approval. The actual amount of dividends that will be paid in the third quarter of 1997 will be limited by management to approximately $69 million due to capital and liquidity requirements of individual financial institutions. Future dividends will be dependent on the future earnings and growth of the subsidiary financial institutions.

SHAREHOLDERS' EQUITY

      The Corporation's total shareholders' equity increased $92.1 million from December 31, 1996 to $1.4 billion at June 30, 1997. The increase was due to retained net earnings of $70.5 million, Common Stock issued in connection with benefit plans and acquisitions of $20.7 million, and the net change in the unrealized gain on available for sale securities, net of taxes, which increased shareholders' equity by $.9 million.

      On July 17, 1997, the Board of Directors of the Corporation increased the quarterly dividend payable August 15, 1997 on the Corporation's Common Stock to $.40 ($1.60 on an annual basis). The increase marked the third consecutive quarterly dividend increase.

CAPITAL ADEQUACY

      The following tables present capital-adequacy information for the Corporation and the calculation of the Corporation's risk-based capital.

                                                                   AS OF OR FOR THE
                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,            AS OF OR FOR THE
                                                                 --------------------      TWELVE MONTHS ENDED
                                                                  1997           1996       DECEMBER 31, 1996
                                                                 -----          -----      -------------------
CAPITAL ADEQUACY DATA

Total shareholders' equity/
 total assets (at period end)                                     9.78%          8.62%           8.89%
Average shareholders' equity/average total assets                 9.20           8.29            8.40
Tier 1 capital/unweighted
 assets (leverage ratio) (a)                                     10.64           8.34            9.61
Parent company long-term debt/equity                             26.27          16.22           28.06
Dividend payout ratio                                            40.75          33.53           50.64

-------------------

(a)     Based on period-end capital and quarterly adjusted average assets.

      At June 30, 1997, total shareholders' equity was 9.78% of total assets and the leverage ratio was 10.64% compared to 8.89% and 9.61%, respectively, at December 31, 1996. The improvement in these ratios has resulted primarily from the Corporation's retained net earnings and a decrease in total assets from the balance sheet restructuring discussed previously. The leverage ratio improved compared to the prior year due to the issuance of $200 million of Trust Preferred Securities in the fourth quarter of 1996 which qualify as Tier 1 capital for regulatory capital purposes.

      The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                              RISK-BASED CAPITAL

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                          --------------------------      DECEMBER 31,
                                                             1997            1996             1996
                                                          ----------      ----------      ----------
                                                                    (DOLLARS IN THOUSANDS)

TIER 1 CAPITAL
 Shareholders' equity                                     $1,444,929      $1,316,114      $1,352,874
 Trust Preferred Securities and minority
  interest in consolidated subsidiary                        200,044           1,088         200,026
 Less:     Goodwill                                          (45,971)        (50,066)        (46,129)
           Disallowed deferred tax asset                      (1,686)         (2,428)         (1,867)
           Unrealized gain on available
            for sale securities                              (25,448)         (6,117)        (24,592)
                                                          ----------      ----------      ----------
      TOTAL TIER 1 CAPITAL                                 1,571,868       1,258,591       1,480,312
TIER 2 CAPITAL
 Allowance for losses on loans                               117,784         113,606         121,623
 Qualifying long-term debt                                   174,177         174,065         174,121
                                                          ----------      ----------      ----------
      TOTAL CAPITAL BEFORE DEDUCTIONS                      1,863,829       1,546,262       1,776,056
 Less investment in unconsolidated subsidiaries               (1,527)         (2,735)         (1,743)
                                                          ----------      ----------      ----------
      TOTAL CAPITAL                                       $1,862,302      $1,543,527      $1,774,313
                                                          ==========      ==========      ==========
RISK-WEIGHTED ASSETS                                      $9,379,356      $9,034,114      $9,684,621
                                                          ==========      ==========      ==========
Ratios as a percent of end of period
 risk-weighted assets
      Tier 1 capital                                           16.76%          13.93%         15.29%
      Total capital                                            19.86           17.09          18.32


YEAR 2000

      The Corporation is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems process transactions based on two digits representing the year of transaction (e.g., "97" for 1997), rather than the full four digits. These computer systems may not operate properly when the last two digits become "00", as will occur on January 1, 2000. In some cases a date after December 31, 1999 will cause a computer to stop operating, while in other cases incorrect output may result. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers, communications systems, and other information systems utilized by the Corporation. This is not just a problem for banks, as corporations around the world and in all industries are similarly impacted.

      Many companies have developed their own core applications, or they have added a high degree of customization to third-party applications. The Corporation has not used this approach. The majority of the programs/applications used in the Corporation's operations were purchased from outside vendors. The vendors providing the software are responsible for maintenance of the systems and modifications to enable uninterrupted usage after the year 2000. The Corporation does have some in-house programs/applications and interfaces that must be reviewed and modified.

      The Corporation's plan is to identify the full extent of the problem by performing an inventory of software applications, meeting with third party providers, obtaining certification of compliance from third parties, and testing all of the impacted applications (both internally developed and third-party provided). The Corporation's goal is to have this plan complete and to be fully compliant by December 31, 1998. The vendor for the Corporation's core operating system has already provided certification of compliance with the year 2000 issue. Testing of the system will occur over the next year and a half.

      Based on currently available information, management does not anticipate that the cost to address the year 2000 issues will have a material adverse impact on the Corporation's financial condition, results of operations, or liquidity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. The Statement establishes standards for computing and presenting earnings per share (EPS). The Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of "primary" EPS with a presentation of "basic" EPS. The Statement requires dual presentation of basic and diluted EPS on the face of the statement of earnings and requires a reconciliation between basic EPS and diluted EPS.

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

      SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Statement requires restatement of all prior-period EPS data presented. The following presents the Corporation's pro forma EPS under the current and new requirements.

                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30,              JUNE 30,
                                   ------------------     ----------------           TWELVE MONTHS ENDED
                                    1997        1996       1997       1996            DECEMBER 31, 1996
                                    ----        ----       ----       ----            -----------------

AS REPORTED
      Primary EPS                    $.87       $.72      $1.73      $1.42                $1.95
      Fully Diluted EPS               .84        .70       1.68       1.38                 1.92
PRO FORMA SFAS 128
      Basic EPS                       .88        .74       1.77       1.46                 1.99
      Diluted EPS                     .85        .70       1.69       1.39                 1.93

  REPORTING COMPREHENSIVE INCOME

      In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

      This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

      This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In June 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, CONSOLIDATION OF ALL MAJORITY-OWNED SUBSIDIARIES, to remove the special disclosure requirements for previously unconsolidated subsidiaries.

      This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

      This Statement requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliation of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

      This Statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

      This Statement is effective for financial statements for periods beginning after December 15, 1997. The Corporation is currently evaluating its operations to determine the appropriate disclosures, if any, with respect to SFAS No. 131.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      The information called for by this item is incorporated by reference to
Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Note 19 to the Corporation's consolidated financial statements on page 67 of its 1996 Annual Report to Shareholders (Exhibit 13 to said Form 10-K), and Note 10 to the Corporation's unaudited financial statements included herein.

ITEM 2 - CHANGES IN SECURITIES

      None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Corporation's Annual Meeting of Shareholders was held on April 25, 1996. Matters submitted to, and approved by shareholders are listed below, as is a tabulation of voting. Broker nonvotes totaled 286,487.

      (1)  The following persons nominated as Directors were elected:

                          Class I                             For                    Withheld
                          -------                             ---                    --------
                      Marvin E. Bruce                     51,430,739                 521,164
                      James E. Harwood                    51,535,303                 416,600
                      Stanley D. Overton                  51,547,723                 404,180
                      Donald F. Schuppe                   51,432,051                 519,852
                      Spence L. Wilson                    51,477,931                 473,972

                           Class II
                      Edgar H. Bailey                     51,522,247                 429,656

                           Class III
                      Parnell S. Lewis, Jr.               51,552,832                 399,071


      (2) The selection by the Board of Directors of Price Waterhouse LLP as the Corporation's independent accountants and auditors for the year ending December 31, 1997 was ratified by the following vote:

             For                     Against                   Abstain
             ---                     --------                  -------
         51,402,033                  277,260                   272,610

      (3) The amendments to the Corporation's 1992 Stock Incentive Plan were approved by the following vote:

             For                     Against                   Abstain
             ---                     --------                  -------
          37,813,527                5,234,218                  705,625

ITEM 5 - OTHER INFORMATION

      None

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits:

            11 - Computation of Earnings Per Common Share
            27 - Financial Data Schedule (for SEC use only)

      (b) Reports on Form 8-K:

            Date of Current Report                     Subject
           -------------------------   -----------------------------------------
               1. April 17, 1997       Press release announcing first quarter of
                                       1997 net earnings

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

                                                UNION PLANTERS CORPORATION
                                            ------------------------------------
                                                       (Registrant)

Date: August 7, 1997
     -----------------
                                        By:  /s/ Benjamin W. Rawlins, Jr.
                                            ------------------------------------
                                            Benjamin W. Rawlins, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer

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