Form 10-Q
period 1997-09-30
UNION PLANTERS CORP
filed 1997-11-12
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


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


       Registrant's telephone number, including area code: (901) 580-6000
                                                          ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   X   No
                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.




          Class                                  Outstanding at October 31, 1997
-------------------------                       --------------------------------
Common stock $5 par value                                     68,077,181

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997



                                      INDEX



                                                                                      Page
                                                                                      ----
PART I.         FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

                a)    Consolidated Balance Sheet - September 30, 1997,
                      September 30, 1996, and December 31, 1996                         3

                b)    Consolidated Statement of Earnings -
                      Three and Nine Months Ended September 30, 1997 and 1996           4

                c)    Consolidated Statement of Changes in Shareholders' Equity -
                      Nine Months Ended September 30, 1997                              5

                d)    Consolidated Statement of Cash Flows -
                      Nine Months Ended September 30, 1997 and 1996                     6

                e)    Notes to Unaudited Consolidated Financial Statements              7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                          14


PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings                                                      33

      Item 2.   Changes in Securities                                                  33

      Item 3.   Defaults Upon Senior Securities                                        33

      Item 4.   Submission of Matters to a Vote of Security Holders                    33

      Item 5.   Other Information                                                      33

      Item 6.   Exhibits and Reports on Form 8-K                                       33

      Signatures                                                                       34

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                            SEPTEMBER 30,
                                                                                     ----------------------------   DECEMBER 31,
                                                                                         1997            1996           1996
                                                                                     ------------    ------------   ------------
                                                                                                (DOLLARS IN THOUSANDS)
ASSETS
 Cash and due from banks                                                             $   534,914     $   556,725    $   594,535
 Interest-bearing deposits at financial institutions                                       5,544          10,571          9,082
 Federal funds sold and securities purchased
  under agreements to resell                                                              20,685          63,913        152,667
 Trading account assets                                                                  231,315         185,757        225,336
 Loans held for resale                                                                   127,219          52,689         58,622
 Investment securities
   Available for sale (Amortized cost: $2,764,565; $3,632,212;
    and $2,916,051, respectively)                                                      2,812,927       3,653,240      2,956,234
   Held to maturity (Fair value: $176,579 at September 30, 1996)                               -         175,506              -
 Loans                                                                                10,095,601      10,197,099     10,464,176
  Less:  Unearned income                                                                 (22,348)        (32,198)       (30,106)
         Allowance for losses on loans                                                  (166,894)       (169,274)      (166,853)
                                                                                     -----------     -----------    -----------
        Net loans                                                                      9,906,359       9,995,627     10,267,217
 Premises and equipment, net                                                             268,593         268,303        260,971
 Accrued interest receivable                                                             195,961         208,901        211,082
 FHA/VA claims receivable                                                                165,210         105,453         78,241
 Mortgage servicing rights                                                                53,987          61,924         57,206
 Goodwill and other intangibles                                                           53,252          69,089         56,585
 Other assets (Note 5)                                                                   482,722         193,234        294,785
                                                                                     -----------     -----------    -----------
      TOTAL ASSETS                                                                   $14,858,688     $15,600,932    $15,222,563
                                                                                     ===========     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits
  Noninterest-bearing                                                                $ 1,765,944     $ 1,708,018    $ 1,730,721
  Certificates of deposit of $100,000 and over                                         1,033,252         995,139      1,011,414
  Other interest-bearing                                                               8,242,587       8,809,518      8,748,127
                                                                                     -----------     -----------    -----------
      Total deposits                                                                  11,041,783      11,512,675     11,490,262
 Short-term borrowings                                                                   629,056       1,011,703        449,146
 Short- and medium-term bank notes                                                       285,000         295,000        400,000
 Federal Home Loan Bank advances                                                         787,471         969,319        889,985
 Other long-term debt                                                                    382,081         242,454        383,731
 Accrued interest, expenses, and taxes                                                   142,707         138,046        141,455
 Other liabilities                                                                       103,206          93,576        115,110
                                                                                     -----------     -----------    -----------
      TOTAL LIABILITIES                                                               13,371,304      14,262,773     13,869,689
                                                                                     -----------     -----------    -----------

 Commitments and contingent liabilities                                                        -               -              -
 Shareholders' equity
  Convertible preferred stock                                                             57,240          85,147         83,809
  Common stock, $5 par value; 100,000,000 shares authorized;
   67,211,642 issued and outstanding (64,472,474 at
   September 30, 1996 and 64,927,320 at December 31, 1996)                               336,058         322,362        324,637
  Additional paid-in capital                                                             223,869         162,409        177,372
  Retained earnings                                                                      850,721         761,294        752,963
  Unearned compensation                                                                  (10,131)         (5,468)       (10,499)
  Unrealized gain on available for sale securities                                        29,627          12,415         24,592
                                                                                     -----------     -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                                       1,487,384       1,338,159      1,352,874
                                                                                     -----------     -----------    -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $14,858,688     $15,600,932    $15,222,563
                                                                                     ===========     ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                          ------------------------        ------------------------
                                                                            1997            1996            1997            1996
                                                                          --------        --------        --------        ---------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME
 Interest and fees on loans                                               $236,698        $223,826        $712,424        $664,357
 Interest on investment securities
  Taxable                                                                   40,366          57,689         121,104         168,992
  Tax-exempt                                                                 7,272           7,652          21,746          23,197
 Interest on deposits at financial institutions                                 50             135             192             419
 Interest on federal funds sold and securities
  purchased under agreements to resell                                         853           2,315           3,766          11,350
 Interest on trading account assets                                          3,352           3,008           9,921           8,123
 Interest on loans held for resale                                           1,705           1,735           4,836           5,082
                                                                          --------        --------        --------        --------
      Total interest income                                                290,296         296,360         873,989         881,520
                                                                          --------        --------        --------        --------

INTEREST EXPENSE
 Interest on deposits                                                      106,404         111,050         319,138         339,888
 Interest on short-term borrowings                                           8,164          16,060          23,629          40,372
 Interest on long-term debt                                                 21,407          17,589          63,951          50,057
                                                                          --------        --------        --------        --------
      Total interest expense                                               135,975         144,699         406,718         430,317
                                                                          --------        --------        --------        --------

      NET INTEREST INCOME                                                  154,321         151,661         467,271         451,203
PROVISION FOR LOSSES ON LOANS                                               22,251          16,070          47,252          41,739
                                                                          --------        --------        --------        --------

      NET INTEREST INCOME AFTER PROVISION FOR
       LOSSES ON LOANS                                                     132,070         135,591         420,019         409,464
                                                                          --------        --------        --------        --------

NONINTEREST INCOME
 Service charges on deposit accounts                                        19,457          19,080          58,207          56,366
 Mortgage servicing income                                                  10,012          11,278          30,656          33,126
 Bank card income                                                            7,591           6,590          21,921          17,436
 Trust service income                                                        2,037           2,031           6,325           7,803
 Profits and commissions from trading activities                             1,414           1,041           4,697           4,145
 Investment securities gains (losses)                                           26            (261)             35            (229)
 Other income                                                               34,250          17,612          64,937          48,041
                                                                          --------        --------        --------        --------
      Total noninterest income                                              74,787          57,371         186,778         166,688
                                                                          --------        --------        --------        --------

NONINTEREST EXPENSE
 Salaries and employee benefits                                             51,574          50,659         155,261         156,224
 Net occupancy expense                                                       8,495           8,432          24,384          24,631
 Equipment expense                                                           8,257           8,985          24,214          26,109
 Other expense                                                              43,781          83,104         127,550         182,461
                                                                          --------        --------        --------        --------
      Total noninterest expense                                            112,107         151,180         331,409         389,425
                                                                          --------        --------        --------        --------

      EARNINGS BEFORE INCOME TAXES                                          94,750          41,782         275,388         186,727
Applicable income taxes                                                     32,315          15,170          93,908          64,339
                                                                          --------        --------        --------        --------
      NET EARNINGS                                                        $ 62,435        $ 26,612        $181,480        $122,388
                                                                          ========        ========        ========        ========

      NET EARNINGS APPLICABLE TO COMMON SHARES                            $ 61,310        $ 24,869        $177,646        $117,104
                                                                          ========        ========        ========        ========

EARNINGS PER COMMON SHARE
 Primary                                                                  $    .90        $    .38        $   2.63        $   1.80
 Fully diluted                                                                 .87             .38            2.55            1.76

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
 Primary                                                                    68,373          65,219          67,628          64,609
 Fully diluted                                                              71,463          69,823          71,174          69,222


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                                                                     UNREALIZED
                                                                                                       GAIN ON
                                                         ADDITIONAL                                   AVAILABLE
                                PREFERRED     COMMON       PAID-IN      RETAINED     UNEARNED          FOR SALE
                                  STOCK       STOCK        CAPITAL      EARNINGS    COMPENSATION      SECURITIES         TOTAL
                                ---------    --------   ----------      --------    ------------     -----------      ----------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1997        $ 83,809     $324,637     $177,372      $752,963      $(10,499)        $24,592        $1,352,874
Net earnings                           -            -            -       181,480             -               -           181,480
Cash dividends
 Common Stock, $1.095 per share        -            -            -       (72,577)            -               -           (72,577)
 Series E Preferred Stock,
  $1.50 per share                      -            -            -        (3,834)            -               -            (3,834)
Issuance of common stock for
  acquisition                          -          300        2,219             -             -               -             2,519
Conversion of Series E
  Preferred Stock                (26,569)       6,642       19,925             -             -               -                (2)
Common shares issued under
  employee benefit plans and
  dividend reimbursement plan,
  net of shares exchanged and
  repurchased                          -        4,479       24,353        (7,106)          368               -            22,094
Change in net unrealized gain
  on available for sale
  securities, net of taxes             -            -            -             -             -           5,035             5,035
Other                                  -            -            -          (205)            -               -              (205)
                                --------     --------     --------      --------      --------         -------        ----------
BALANCE, SEPTEMBER 30, 1997     $ 57,240     $336,058     $223,869      $850,721      $(10,131)        $29,627        $1,487,384
                                ========     ========     ========      ========      ========         =======        ==========



The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                               ---------------------------------
                                                                                                   1997                 1996
                                                                                               ------------         ------------
                                                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
 Net earnings                                                                                  $   181,480          $   122,388
 Reconciliation of net earnings to net cash provided by operating activities:
  Provision for losses on loans, other real estate, and FHA/VA foreclosure claims                   49,349               60,852
  Depreciation and amortization of premises and equipment                                           18,464               20,233
  Amortization and write-offs of intangibles                                                        14,865               21,202
  Net accretion of investment securities                                                            (4,104)              (7,065)
  Net realized (gains) losses on sales of investment securities                                        (35)                 229
  Deferred income tax expense (benefit)                                                              4,493              (18,569)
  Increase in assets
    Trading account assets and loans held for resale                                               (74,576)             (28,630)
    Other assets                                                                                  (260,173)             (52,281)
  Decrease in accrued interest, expenses, taxes, and other liabilities                             (13,327)             (26,715)
  Other, net                                                                                           718                 (208)
                                                                                               -----------          -----------
      Net cash (used) provided by operating activities                                             (82,846)              91,436
                                                                                               -----------          -----------

INVESTING ACTIVITIES
 Net decrease in short-term investments                                                              3,538                6,083
 Proceeds from sales of available for sale securities                                              522,824               64,440
 Proceeds from maturities, calls, and prepayments of available for sale securities               1,025,528            1,612,290
 Purchases of available for sale securities                                                     (1,393,117)          (1,586,017)
 Proceeds from maturities, calls, and prepayments of held to maturity securities                         -              130,085
 Purchases of held to maturity securities                                                                -             (109,128)
 Net decrease (increase) in loans                                                                  303,008             (855,377)
 Net cash received from acquisitions of financial institutions                                          68               53,579
 Purchases of premises and equipment, net                                                          (27,275)             (21,655)
                                                                                               -----------          -----------
      Net cash provided (used) by investing activities                                             434,574             (705,700)
                                                                                               -----------          -----------

FINANCING ACTIVITIES
 Net decrease in deposits                                                                         (448,479)            (272,847)
 Net increase in short-term borrowings                                                              66,136              345,166
 Proceeds from long-term debt, net                                                                 249,910              503,070
 Repayment of long-term debt                                                                      (355,689)            (213,078)
 Proceeds from issuance of common stock, net of shares repurchased                                  21,572               14,401
 Cash dividends paid                                                                               (76,781)             (48,429)
                                                                                               -----------          -----------
      Net cash (used) provided  by financing activities                                           (543,331)             328,283
                                                                                               -----------          -----------
 Net decrease in cash and cash equivalents                                                        (191,603)            (285,981)
 Cash and cash equivalents at the beginning of the period                                          747,202              906,619
                                                                                               -----------          -----------

 Cash and cash equivalents at the end of the period                                            $   555,599          $   620,638
                                                                                               ===========          ===========

SUPPLEMENTAL DISCLOSURES
 Cash paid for
  Interest                                                                                     $   406,616          $   436,741
  Taxes                                                                                             76,901               80,591
 Unrealized gain on available for sale securities                                                   48,362               21,028



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

      In 1997, the Corporation changed its accounting policy for insignificant acquisitions using the pooling of interests method of accounting. Insignificant poolings of interests will be included in the Corporation's results from the date of acquisition on a prospective basis. Prior period results will be restated only for significant poolings of interests. The recently completed acquisition of Magna Bancorp, Inc. and the pending acquisition of Capital Bancorp (see Note 2) are the only recently completed or pending acquisitions that are considered significant to the Corporation.

      The accounting policies followed by the Corporation for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for the change noted above. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1996 Annual Report to Shareholders, a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 10-K). Certain 1996 amounts have been reclassified to be consistent with the 1997 financial reporting presentation.


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

RECENTLY COMPLETED ACQUISITIONS - ACQUISITIONS CONSUMMATED SUBSEQUENT TO SEPTEMBER 30, 1997

                                                                                                                APPROXIMATE
                                              DATE OF             APPROXIMATE         METHOD OF                 TOTAL ASSETS
       INSTITUTION                          CONSUMMATION         CONSIDERATION        ACCOUNTING           AT SEPTEMBER 30, 1997
      -------------                        --------------       ---------------      ------------         ----------------------
                                                                                                           (DOLLARS IN MILLIONS)

SBT Bancshares, Inc. in                       10/1/97           612,138 shares       Pooling of                   $  101
 Selmer, Tennessee and                                          of Common Stock      Interests
 its subsidiary,
 Selmer Bank & Trust Co.

Citizens of Hardeman County                   10/1/97           210,520 shares       Pooling of                       62
 Financial Services, Inc. in                                    of Common Stock      Interests
 Whiteville, Tennessee and
 its subsidiary,
 The Whiteville Bank

Magna Bancorp, Inc. in                        11/1/97           7,104,078 shares     Pooling of                    1,288
 Hattiesburg, Mississippi                                       of Common Stock      Interests                    ------
 and its subsidiary,
 Magnolia Federal Bank for Savings


           Total                                                                                                  $1,451
                                                                                                                  ======

PENDING ACQUISITIONS

      The Corporation has signed definitive agreements pursuant to which it would acquire the following institutions. The amount of consideration to be delivered by the Corporation and method of accounting are based on currently available information and are subject to change based on the terms of the definitive agreements. The closing of each of these transactions is subject to obtaining shareholder and regulatory approvals and the satisfaction of a number of other contractual conditions. With the exception of the Sho-Me Financial Corporation and the Security Bancshares, Inc. acquisitions, all of these transactions are expected to be completed in 1997.

                                                                     ANTICIPATED              APPROXIMATE
                                              APPROXIMATE             METHOD OF              TOTAL ASSETS
        INSTITUTION                          CONSIDERATION           ACCOUNTING         AT SEPTEMBER 30, 1997
      ---------------                      ------------------       ------------       ----------------------
                                                                                        (DOLLARS IN MILLIONS)
First Acadian Bancshares, Inc.             335,000 shares            Pooling of              $   83
 in Thibodaux, Louisiana                   of Common Stock           Interests
 and its subsidiary,
 Acadian Bank

Sho-Me Financial Corporation in            1,048,000 shares          Purchase                   345
 Mt. Vernon, Missouri and its              of Common Stock
 subsidiary, First Savings Bank,
 FSB

Capital Bancorp in Miami, Florida          7,576,000 shares          Pooling of               2,030
  and its subsidiary, Capital Bank         of Common Stock           Interests

Security Bancshares, Inc. in               488,000 shares            Pooling of                 162
 Des Arc, Arkansas and its                 of Common Stock           Interests               ------
  subsidiaries Farmers & Merchants
  Bank in Des Arc and Merchants &
  Farmers Bank in West  Helena
      Total                                                                                  $2,620
                                                                                             ======

SALE OF BRANCHES

      In September 1997, the Corporation sold the deposits and certain assets of five northeast Tennessee branches of the acquired Leader Federal Bank for Savings and one branch of another banking subsidiary of Union Planters Corporation. The sale involved approximately $136 million of deposits and resulted in a gain of approximately $10.7 million which is recorded in noninterest income (Note 6).

NOTE 3. LOANS

Loans are summarized by type as follows:

                                                      SEPTEMBER 30,
                                             ----------------------------      DECEMBER 31,
                                                 1997            1996              1996
                                             -----------      -----------      -----------
                                                        (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural      $ 1,540,527      $ 1,518,750      $ 1,537,535
Real estate - construction                       469,615          436,476          446,946
Real estate - mortgage
 Secured by 1-4 family residential             2,904,950        3,324,532        3,218,651
 FHA/VA government-insured/guaranteed          1,310,147        1,243,949        1,477,459
 Other mortgage loans                          1,779,414        1,615,253        1,530,110
Home equity                                      271,766          251,309          228,511
Consumer
 Credit cards and related plans                  541,732          518,706          627,406
 Other consumer                                1,210,194        1,210,490        1,324,252
Direct lease financing                            67,256           77,634           73,306
                                             -----------      -----------      -----------
      TOTAL LOANS                            $10,095,601      $10,197,099      $10,464,176
                                             ===========      ===========      ===========

Nonperforming loans are summarized as follows:

                                  SEPTEMBER 30, 1997             DECEMBER 31, 1996
                                  ------------------             -----------------
                                                (DOLLARS IN THOUSANDS)

Nonaccrual loans                        $56,329                        $63,346
Restructured loans                        1,967                          2,546
                                        -------                        -------
      TOTAL NONPERFORMING LOANS         $58,296                        $65,892
                                        =======                        =======

      A discussion of the change in nonaccrual loans is included in the "Nonperforming Assets" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 4. ALLOWANCE FOR LOSSES ON LOANS

      The changes in the allowance for losses on loans for the three and nine months ended September 30, 1997, are summarized as follows:

                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                SEPTEMBER 30, 1997         SEPTEMBER 30, 1997
                                ------------------         -----------------
                                         (DOLLARS IN THOUSANDS)

Beginning balance                    $161,159                  $166,853
Provision charged to expense           22,251                    47,252
Recoveries                              4,395                    12,900
Amounts charged off                   (20,911)                  (60,111)
                                     --------                  --------
Balance, September 30, 1997          $166,894                  $166,894
                                     ========                  ========

      As of September 30, 1997, the amount of the Corporation's impaired loans and the disclosures related thereto were not considered significant.


NOTE 5. INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities are summarized as follows:

                                                                         SEPTEMBER 30, 1997
                                                           -----------------------------------------------
                                                                               UNREALIZED
                                                            AMORTIZED     -------------------     FAIR
                                                              COST          GAINS      LOSSES     VALUE
                                                           ----------     --------     ------   ----------
                                                                         (DOLLARS IN THOUSANDS)
U.S. Government obligations
 U.S. Treasury                                             $  704,426      $ 3,382     $  230   $  707,578
 U.S. Government agencies
  Collateralized mortgage obligations                         107,491        1,296        122      108,665
  Mortgage-backed                                             610,152       19,464        177      629,439
  Other                                                       724,676        3,260        442      727,494
                                                           ----------      -------     ------   ----------
      Total U.S. Government obligations                     2,146,745       27,402        971    2,173,176
Obligations of states and political subdivisions              469,728       24,529      1,620      492,637
Other stocks and securities                                   148,092          309      1,287      147,114
                                                           ----------      -------     ------   ----------
      TOTAL AVAILABLE FOR SALE SECURITIES                  $2,764,565      $52,240     $3,878   $2,812,927
                                                           ==========      =======     ======   ==========


                                                                          DECEMBER 31, 1996
                                                           -----------------------------------------------
                                                                               UNREALIZED
                                                            AMORTIZED     -------------------     FAIR
                                                              COST          GAINS      LOSSES     VALUE
                                                           ----------     --------     ------   ----------
                                                                         (DOLLARS IN THOUSANDS)
U.S. Government obligations
 U.S. Treasury                                             $  834,054      $ 4,123    $  791    $  837,386
 U.S. Government agencies
  Collateralized mortgage obligations                         124,908          617       347       125,178
  Mortgage-backed                                             806,160       21,106       978       826,288
  Other                                                       511,986          965     1,747       511,204
                                                           ----------      -------    ------    ----------
      Total U.S. Government obligations                     2,277,108       26,811     3,863     2,300,056
Obligations of states and political subdivisions              487,489       20,746     2,265       505,970
Other stocks and securities                                   151,454          240     1,486       150,208
                                                           ----------      -------    ------    ----------
      TOTAL AVAILABLE FOR SALE SECURITIES                  $2,916,051      $47,797    $7,614    $2,956,234
                                                           ==========      =======    ======    ==========

      The held to maturity investment securities shown on the consolidated balance sheet at September 30, 1996 resulted from acquired financial institutions and were reclassified to available for sale investment securities upon acquisition.

      Investment securities having a carrying value of approximately $1.3 billion at September 30, 1997 and $1.1 billion at December 31, 1996 were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

      Included in other assets at September 30, 1997, is approximately $243 million of receivables related to investment securities transactions. The majority of these receivables relate to the securitization and sale of approximately $300 million of fixed and adjustable rate single family residential mortgage loans during the quarter. A significant portion of the sale of these securities had traded but had not settled at period end.

      The following table presents the gross realized gains and losses on investment securities for the nine months ended September 30, 1997 and 1996.

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------------------
                                     REALIZED GAINS              REALIZED LOSSES
                                   --------------------       ---------------------
                                    1997          1996          1997           1996
                                   ------        ------        ------         -----
                                                 (DOLLARS IN THOUSANDS)
Available for sale securities      $ 2,073      $   159       $(2,038)      $  (342)
Held to maturity securities             --           --            --           (46)
                                   -------      -------       -------       -------
                                   $ 2,073      $   159       $(2,038)      $  (388)
                                   =======      =======       =======       =======

NOTE 6.    OTHER NONINTEREST INCOME AND EXPENSE

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                        ----------------------      ----------------------
                                                          1997          1996          1997          1996
                                                        --------      --------      --------      --------
                                                                           (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
 Insurance commissions                                  $  2,263      $  2,619      $  6,649      $  8,216
 Gain on sale of residential mortgage loans                9,386         1,792        11,545         5,206
 Gain on sale of branches/deposits                        10,666            --        11,166         1,964
 ATM transaction fees                                      2,486         1,717         6,856         3,695
 VSIBG partnership earnings                                  787           415         1,626         2,320
 Brokerage fee income                                      1,365           661         3,674         2,075
 Annuity sales income                                      1,967           645         6,323         1,213
 Other income                                              5,330         9,763        17,098        23,352
                                                        --------      --------      --------      --------
      TOTAL OTHER NONINTEREST INCOME                    $ 34,250      $ 17,612      $ 64,937      $ 48,041
                                                        ========      ========      ========      ========

OTHER NONINTEREST EXPENSE
 FDIC insurance (1)                                     $    758      $ 24,507      $  2,233      $ 28,743
 Provision for losses on FHA/VA
  foreclosure claims (2)                                     750         5,625         1,750        18,736
 Amortization of mortgage servicing rights                 3,026         3,042         8,947         8,769
 Amortization of goodwill and other intangibles            1,978         2,255         5,918         6,730
 Write-off of mortgage servicing rights,
  goodwill, and other intangibles                             --         3,524            --         5,704
 Other contracted services                                 4,053         3,642        12,482         9,491
 Postage and carrier                                       4,037         3,587        11,093        10,366
 Advertising and promotion                                 3,540         3,446         9,863        10,007
 Stationery and supplies                                   3,268         2,853         9,821        10,092
 Merger-related expenses:
    Salaries, employee benefits, and other
     employment-related charges                               --           229            --           229
    Write-downs of office buildings and equipment             --           290            --           290
    Professional fees                                         --         1,048            --         1,048
    Other real estate expense                                 --           756            --           756
    Other                                                     --         5,568            --         5,568
 Communications                                            2,760         2,329         8,197         7,754
 Other personnel services                                  2,024         2,155         5,717         5,812
 Miscellaneous charge-offs                                 1,643         1,566         4,822         4,663
 Legal fees                                                1,621         1,408         3,983         3,706
 Merchant credit card charges                              1,400         1,369         3,907         3,784
 Taxes other than income                                   1,443         1,236         4,047         3,680
 Dues, subscriptions, and contributions                      914           934         2,785         2,824
 Brokerage and clearing fees on trading activities           948           753         3,384         2,843
 Travel                                                      954           858         2,740         2,705
 Accounting and audit fees                                   682           694         2,069         2,101
 Insurance                                                   646           884         1,917         2,355
 Consultant fees                                             422           516         1,265         1,699
 Federal Reserve fees                                        619           550         1,821         1,696
 Other real estate expense                                   465         1,122         1,295         1,715
 Other expense                                             5,830         6,358        17,494        18,595
                                                        --------      --------      --------      --------
      TOTAL OTHER NONINTEREST EXPENSE                   $ 43,781      $ 83,104      $127,550      $182,461
                                                        ========      ========      ========      ========

--------
(1) The amounts for 1996 include a one-time SAIF deposit insurance assessment of $22.3 million.
(2) The amounts for 1996 include $4.9 million and $14.6 million, respectively, of provisions for losses on FHA/VA foreclosure claims related to an acquired entity.

NOTE 7. INCOME TAXES

      Applicable income taxes for the nine months ended September 30, 1997, were $93.9 million, resulting in an effective tax rate of 34.1%. Applicable income taxes for the same period in 1996 were $64.3 million, resulting in an effective tax rate of 34.5%. The decrease in the effective rate in 1997, as compared to 1996, is due primarily to the change in the mix of taxable and nontaxable revenues.

      At September 30, 1997, the Corporation had a net deferred tax asset of $71.4 million compared to $80.0 million at December 31, 1996. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of $18.7 million and $15.6 million at those dates, respectively. Based upon historical earnings, management continues to believe that normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.


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

      Short-term borrowings are summarized as follows:

                                                       SEPTEMBER 30,              DECEMBER 31,
                                                 ---------------------------
                                                   1997            1996               1996
                                                 ----------       ----------       ----------
                                                           (DOLLARS IN THOUSANDS)
Balances at quarter end:
Federal funds purchased and securities sold
 under agreements to repurchase                  $  591,378       $  997,210       $  438,104
Other short-term borrowings                          37,678           14,493           11,042
                                                 ----------       ----------       ----------
      Total short-term borrowings                $  629,056       $1,011,703       $  449,146
                                                 ==========       ==========       ==========

Federal funds purchased and securities sold
 under agreements to repurchase
      Year to date daily average balance         $  415,971       $  922,272       $  889,793
      Weighted average interest rate                   4.99%            5.44%            5.41%

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

                                              SEPTEMBER 30, 1997                    DECEMBER 31, 1996
                                        ------------------------------        -----------------------------
                                          SHORT-TERM      MEDIUM-TERM           SHORT-TERM     MEDIUM-TERM
                                          BANK NOTES      BANK NOTES            BANK NOTES     BANK NOTES
                                        --------------   -------------        ------------     ------------
                                                             (DOLLARS IN THOUSANDS)
Balances at period end                   $ 150,000          $  135,000          $   265,000      $   135,000
Variable rate notes                         50,000                   -                    -                -
Fixed rate notes                           100,000             135,000              265,000          135,000
Range of maturities                          10/97        8/98 - 10/01          1/97 - 5/97     8/98 - 10/01

FEDERAL HOME LOAN BANK (FHLB) ADVANCES

      Certain of the Corporation's banking and thrift subsidiaries had outstanding advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At September 30, 1997, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                                       SEPTEMBER 30,
                                           ------------------------------------       DECEMBER 31,
                                                1997                  1996                1996
                                           -------------         --------------       -------------
                                                             (DOLLARS IN THOUSANDS)

Balance at period end                          $787,471              $969,319             $889,985
Range of interest rates                    3.25% - 9.00%         3.25% - 9.00%        3.25% - 9.00%
Range of maturities                         1997 - 2025           1996 - 2025          1997 - 2025


OTHER LONG-TERM DEBT

      The Corporation's other long-term debt is summarized as follows:

                                                                        SEPTEMBER 30,
                                                                     ------------------      DECEMBER 31,
                                                                       1997      1996            1996
                                                                     --------  --------        --------
                                                                             (DOLLARS IN THOUSANDS)
Corporation-Obligated Mandatorily Redeemable
 Capital Pass-through Securities of Subsidiary Trust
 holding solely a Corporation-Guaranteed Related
 Subordinated Note (Trust Preferred Securities)                      $198,965   $      -       $198,938
6 3/4% Subordinated Notes due 2005                                     99,521     99,462         99,477
6.25% Subordinated Notes due 2003                                      74,683     74,631         74,644
8 1/2% Subordinated Notes due 2002                                          -     36,930              -
Other long-term debt                                                    8,912     31,431         10,672
                                                                     --------   --------       --------
      TOTAL OTHER LONG-TERM DEBT                                     $382,081   $242,454       $383,731
                                                                     ========   ========       ========


NOTE 9. SHAREHOLDERS' EQUITY

PREFERRED STOCK

      The Corporation's preferred stock is summarized as follows:

                                                               SEPTEMBER 30,
                                                         ------------------------   DECEMBER 31,
                                                           1997            1996        1996
                                                         --------        --------     -------
                                                                (DOLLARS IN THOUSANDS)
Preferred stock, without par value,
 10,000,000 shares authorized
 Series A Preferred Stock,
  750,000 shares authorized, none issued                  $    -          $    -        $    -
 Series E, 8% Cumulative, Convertible,
  Preferred Stock (stated at liquidation
   value of $25 per share),2,289,594
   shares issued and outstanding (3,405,878
   at September 30, 1996 and 3,352,347 at
   December 31, 1996)                                      57,240          85,147        83,809
                                                          -------         -------       -------
      TOTAL PREFERRED STOCK                               $57,240         $85,147       $83,809
                                                          =======         =======       =======

NOTE 10. CONTINGENT LIABILITIES

CONTINGENT LIABILITIES

      The Corporation or its subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 10-K), in Note 19 to the Corporation's consolidated financial statements on page 67 of the 1996 Annual Report to Shareholders (1996 Annual Report), and in Note 10 of the Corporation's quarterly reports on Form 10-Q dated March 31, 1997 and June 30, 1997. Two such previously reported matters involve collateral protection insurance (CPI)-related suits filed in Circuit Court, Greene County, Alabama by the same person, Queen Ford. One of the suits was settled in the first quarter of 1997 for a nominal amount. An agreement in principal to settle the second suit (also for a nominal amount), which demanded $5,000 in compensatory damages and punitive damages of $20 million, was reached early in the fourth quarter. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business. Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened lawsuits. There were no significant developments during the third quarter of 1997 in any of the pending or threatened actions which affected such opinion.


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1996 Annual Report, the Corporation's Quarterly Reports on Form 10-Q dated March 31, 1997 and June 30, 1997, the Corporation's interim unaudited financial statements and notes for the three and nine months ended September 30, 1997, included in
Part I hereof, and the supplemental financial data included in this discussion.

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

SELECTED FINANCIAL HIGHLIGHTS --- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

      The following table presents selected financial highlights for the three and nine months ended September 30, 1997 and 1996.

                                                                                                                  PERCENTAGE
                                                       THREE MONTHS ENDED              NINE MONTHS ENDED            CHANGE
                                                          SEPTEMBER 30,                    SEPTEMBER 30,      -------------------
                                                     ------------------------        ------------------------   THREE       NINE
                                                       1997            1996            1997            1996     MONTHS     MONTHS
                                                     --------        --------        --------        --------  --------   -------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings                                         $62,435         $26,612         $181,480        $122,388    135%        48%
Primary earnings per common share                        .90             .38             2.63            1.80    137         46
Fully diluted earnings per common share                  .87             .38             2.55            1.76    129         45
Return on average assets                                1.68%            .69%            1.64%           1.07%
Return on average common equity                        17.79            8.18            18.01           13.27
Dividends per common share                           $   .40         $   .27         $  1.095        $    .81     48         35
Net interest margin (FE)                                4.67%           4.36%            4.71%           4.40%
Interest rate spread (FE)                               3.93            3.70             3.99            3.70
Expense ratio                                           1.29            1.53             1.40            1.58
Efficiency ratio                                       50.37           56.11            50.57           55.66
Book value per common share                                                          $  21.28        $  19.43
Leverage ratio                                                                          10.96%           8.33%
Common share prices:
 Last closing price                                                                  $  55.88        $  35.50
 High closing price                                  $ 56.50         $ 36.25            56.50           36.25
 Low closing price                                     49.25           28.63            38.38           28.63

--------------------
Net interest margin = Net interest income as a percentage of average earning assets

Interest rate spread = Difference between the yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses and investment securities gains (losses)] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonrecurring expenses) divided by net interest income (FE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)

FE = Fully taxable-equivalent basis

      The following table presents the contributions to fully diluted earnings per common share. A discussion of the operating results follows this table.


                           UNION PLANTERS CORPORATION
            CONTRIBUTIONS TO FULLY DILUTED EARNINGS PER COMMON SHARE

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                    EPS
                                                                     ---------------------              INCREASE
                                                                      1997           1996               (DECREASE)
                                                                     ------         ------              ----------
Net interest income-FE                                               $ 6.73          $ 6.70               $ 0.03
Provision for losses on loans                                         (0.66)          (0.60)               (0.06)
                                                                     ------          ------               ------

Net interest income after provision
  for losses on loans-FE                                               6.07            6.10                (0.03)
                                                                     ------          ------               ------
Noninterest income
 Service charges on deposit accounts                                   0.82            0.81                 0.01
 Mortgage servicing income                                             0.43            0.48                (0.05)
 Bank card income                                                      0.31            0.25                 0.06
 Trust service income                                                  0.09            0.11                (0.02)
 Profits and commissions from trading activities                       0.07            0.06                 0.01
 Investment securities gains (losses)                                     -               -                    -
 Other income                                                          0.90            0.70                 0.20
                                                                     ------          ------               ------
      Total noninterest income                                         2.62            2.41                 0.21
                                                                     ------          ------               ------
Noninterest expense
 Salaries and employee benefits                                        2.18            2.26                 0.08
 Net occupancy expense                                                 0.34            0.35                 0.01
 Equipment expense                                                     0.34            0.38                 0.04
 Other expense                                                         1.79            2.64                 0.85
                                                                     ------          ------               ------
      Total noninterest expense                                        4.65            5.63                 0.98
                                                                     ------          ------               ------

 Earnings before income taxes-FE                                       4.04            2.88                 1.16
Applicable income taxes-FE                                             1.49            1.12                (0.37)
                                                                     ------          ------               ------
      Net earnings                                                     2.55            1.76                 0.79
Less preferred stock dividends                                            -               -                    -
                                                                     ------          ------               ------
                                                                     $ 2.55          $ 1.76               $ 0.79
                                                                     ======          ======               ======

Change in net earnings applicable to fully
 diluted  earnings per share using previous
 year average shares outstanding                                                                          $ 0.85
Change in average shares outstanding                                                                       (0.06)
                                                                                                          ------
      Change in net earnings                                                                              $ 0.79
                                                                                                          ======

Average fully diluted shares (in thousands)                          71,174          69,222
                                                                     ======          ======

--------------------

FE = Fully taxable-equivalent basis

THIRD QUARTER EARNINGS OVERVIEW

      For the third quarter of 1997, the Corporation reported record earnings of $62.4 million compared to $26.6 million for the same period in 1996. Fully diluted earnings per common share for the third quarter of 1997 were $.87 compared to $.38 for the same period in 1996. Third quarter earnings resulted in a return on average assets of 1.68% and a return on average common equity of 17.79% compared to .69% and 8.18%, respectively, for the same period in 1996.

      Net earnings for the nine months ended September 30, 1997 were $181.5 million, or $2.55 per fully diluted common share. This compares to net earnings of $122.4 million, or $1.76 per fully diluted common share, for the same period in 1996.

      The improvement in net earnings for the third quarter of 1997 is attributable to an increase in taxable-equivalent net interest income of $2.5 million, an increase in noninterest income of $17.4 million, and a reduction of noninterest expenses of $39.1 million. Partially offsetting these improvements was an increase in the provision for losses on loans of $6.2 million. Results for the third quarter of 1997 included a $10.7 million gain from the sale of certain branches and deposits and an increase of $7.6 million in the gain on sale of residential mortgage loans resulting primarily from the securitization and sale of certain loans. Third quarter results for 1996 were negatively impacted by a one-time Savings Association Insurance Fund (SAIF) assessment of $22.3 million and merger-related and other significant charges of $16.3 million, partially offset by a $5.0 million one-time gain from the sale of certain assets. The following is a more complete discussion and analysis of the financial results for the three and nine months ended September 30, 1997 compared to the same periods in 1996.

                                EARNINGS ANALYSIS
NET INTEREST INCOME

      For the third quarter of 1997, net interest income (FTE) was $158.5 million, a 1.6% increase over $156.0 million for the third quarter of 1996 and down 1.9% from the second quarter of 1997 which was $161.6 million. For the nine months ended September 30, 1997, net interest income (FTE) was $479.3 million compared to $464.1 million for the same period in 1996. Growth of average loans funded by maturities and sales of lower yielding investment securities and reductions of short-term borrowings positively impacted taxable-equivalent net interest income, allowing both the net interest margin and the dollar amount of net interest income to increase. Also contributing to the improvement were increases in noninterest-bearing demand deposits and shareholders' equity and slightly lower rates paid on interest-bearing liabilities. The decline in taxable-equivalent net interest income between the second and third quarters of 1997 was due primarily to a decrease in earning assets and a slight increase in funding costs.

      Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

      For the third quarter of 1997, the net interest margin was 4.67% compared to 4.36% for the same quarter in 1996 and 4.75% for the second quarter of 1997. The net interest margin for the first nine months of 1997 was 4.71%, 31 basis points higher than the net interest margin for the same period in 1996. The interest rate spread increased to 3.93% for the third quarter of 1997 from 3.70% for the third quarter of 1996 and is down from 4.01% for the second quarter of 1997.

INTEREST INCOME

      The following table presents a breakdown of average earning assets for the three and nine months ended September 30, 1997 and 1996.

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------          ----------------------
                                                           1997            1996            1997            1996
                                                          ------          ------          ------          ------
                                                                           (DOLLARS IN BILLIONS)
Average earning assets                                    $13.5           $14.2           $13.6           $14.1
 Comprised of:
  Loans                                                      77%             70%             77%             69%
  Investment securities                                      21              28              21              28
  Other earning assets                                        2               2               2               3

-------------------
Fully taxable-equivalent yield on
 average earning assets                                    8.68%           8.40%           8.71%           8.48%


      Fully taxable-equivalent interest income for the third quarter of 1997 decreased $6.3 million compared to the same period in 1996 and decreased $2.2 million compared to the second quarter of 1997. The decline between the third quarter of 1996 and 1997 resulted from a $774 million decrease in average earning assets, or approximately $10.4 million of the decrease, resulting primarily from a restructuring of the balance sheet following the Leader Financial Corporation (LFC) acquisition. This was partially offset by an increase in the average yield on average earning assets of 28 basis points or $4.1 million.

      For the first nine months of 1997, fully-taxable-equivalent interest income decreased 1% compared to the same period in 1996. The decrease was attributable to a $487 million decline in average earning assets which accounted for approximately $10.0 million of the decrease partially offset by an increase in the average yield on earning assets which accounted for a $1.7 million increase.

INTEREST EXPENSE

      The following table presents a breakdown of average interest-bearing liabilities for the three and nine months ended September 30, 1997 and 1996.

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                           -------------------       ------------------
                                                           1997         1996         1997          1996
                                                           ----         ----         ----          ----
                                                                          (DOLLARS IN BILLIONS)
Average interest-bearing liabilities                        $11.4        $12.2        $11.5        $12.0
Comprised of:
 Deposits                                                      83%          81%          83%          83%
 Short-term borrowings                                          5            9            5            8
 FHLB advances and long-term debt                              12           10           12            9

-------------------------

Rates paid on average interest-bearing liabilities           4.75%        4.70%        4.72%        4.78%


      Interest expense decreased 6.0% in the third quarter of 1997 compared to the same period in 1996 and increased .6% from the second quarter of 1997. The decrease in interest expense for the third quarter of 1997 is attributable to a decline in average interest-bearing liabilities which accounted for approximately $10.2 million of the decrease partially offset by a five-basis-point increase in the average rate paid on interest-bearing liabilities, or approximately $1.4 million. The majority of the decrease in interest-bearing liabilities related to a reduction of short-term borrowings in connection with the balance sheet restructuring discussed above. Also contributing to the decline was a reduction in deposits due to the sale of certain branch locations and a decrease in time deposits.

      For the nine months ended September 30, 1997, interest expense decreased 5.5% compared to the same period in 1996. The decline was due to a decrease in average interest-bearing liabilities which accounted for approximately $17.0 million of the decline and a six-basis-point decrease in the average rate paid on these liabilities which accounted for approximately $6.6 million of the decrease.

PROVISION FOR LOSSES ON LOANS

      The provision for losses on loans for the third quarter of 1997 was $22.3 million, or 1.01% of average loans on an annualized basis, compared to $16.1 million, or .64% of average loans, for the same period in 1996 and $12.6 million, or .56% of average loans, for the second quarter of 1997. For the nine months ended September 30, 1997, the provision for losses on loans was $47.3 million compared to $41.7 million for the same period in 1996. The level of the provision for losses on loans continues to be impacted by the high level of charge-offs in the credit card and other consumer loan portfolios.

      Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs.

NONINTEREST INCOME

      Noninterest income for the third quarter of 1997 was $74.8 million, an increase of 30.4% from the same period in 1996, and an increase of 37.1% compared to the second quarter of 1997. For the nine months ended September 30, 1997, noninterest income was $186.8 million compared to $166.7 million for the same period in 1996. The major components of noninterest income are presented on the face of the statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

      Included in noninterest income for the third quarter of 1997, is a $10.7 million gain from the sale of certain branches and deposits in upper East Tennessee. Additionally, during the quarter, the Corporation securitized and sold approximately $300 million of fixed and adjustable rate single family residential mortgage loans, which primarily accounted for the $7.6 million increase in gains on sale of loans. The purpose of this securitization and sale was to enhance liquidity and take advantage of low interest rates and narrow spreads on adjustable rate mortgage securities. Noninterest income for the third quarter of 1996 included a $5.0 million one-time gain from the sale of certain assets of a subsidiary.

      For the nine months ended September 30, 1997, the increase in noninterest income was due to the following increases: (i) gain on sale of branches and deposits of $9.2 million; (ii) gain on sale of residential mortgage loans of $6.3 million; (iii) annuity sales income of $5.1 million; bank card income of $4.6 million and (iv) service charges on deposit accounts and ATM transaction fees of $5.0 million. The increase in noninterest income between 1997 and 1996 was partially offset due to reductions resulting from the following items: (i) a decrease in mortgage servicing income of $2.5 million between the two periods,
(ii) a one-time gain on the sale of certain assets of $5.0 million in 1996, and
(iii) one-time trust fees of $1.3 million in 1996 resulting from a court award of trust fees for several years.


NONINTEREST EXPENSE

      Noninterest expense for the third quarter of 1997 decreased $39.1 million to $112.1 million compared to $151.2 million for the third quarter of 1996 and an increase from $110.1 million for the second quarter of 1997. For the nine months ending September 30, 1997, noninterest expense decreased $58.0 million to $331.4 million. The major components of noninterest expense are detailed on the face of the statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

      The decline in noninterest expense for both the three and nine months ended September 30, 1997, was due primarily to: (i) decreases in the FDIC insurance assessment of $23.7 million and $26.5 million, respectively (primarily a one-time SAIF assessment on deposits of approximately $22.3 million) and (ii) decreases in merger-related and other significant charges of $16.3 million and $28.9 million, respectively (see Note 6 to the interim financial statements for a detail of these charges).

      Salaries and employee benefits expense, the largest component of noninterest expense, increased $915,000 and decreased $963,000, respectively, for the three and nine months ended September 30, 1997 compared to the same periods in 1996. The Corporation had 5,971 full-time-equivalent employees at September 30, 1997 compared to 6,027 at September 30, 1996.

      Management expects some additional expense reductions over the next 18 to 24 months in connection with plans to consolidate the Corporation's subsidiary bank charters. See "Consolidation of Subsidiary Bank Charters."

EARNINGS CONSIDERATIONS RELATED TO ACQUISITIONS

      It is expected that either the Corporation, the Recently Completed, or the Pending Acquisitions (Note 2 to the unaudited interim consolidated financial statements) will incur charges arising from such acquisitions and from the assimilation of those institutions into the Corporation's organization. Most of the charges are expected to relate to the Magna Bancorp, Inc. and Capital Bancorp acquisitions. Anticipated charges would normally arise from items such as, but not limited to, legal and accounting fees, financial advisory fees, consultant fees, payment of contractual benefits triggered by a change of control, early retirement and involuntary separation and related benefits, costs associated with elimination of duplicate facilities and branch consolidations, data processing charges, cancellation of vendor contracts, the potential for additional provisions for losses on loans, and similar costs which usually arise from the consolidation of operational activities.

      All of the Corporation's Recently Completed and Pending Acquisitions are expected to be accounted for as poolings of interests, except for one which is expected to be accounted for as a purchase. Aggregate charges expected to arise from the pooling of interests transactions have been estimated to be in the range of $30 million to $40 million after taxes. To the extent that the Corporation's recognition of these acquisition-related charges is contingent upon consummation of a particular transaction, those charges would be recognized in the period in which such transaction closes. This range of potential charges is based on currently available information as well as preliminary estimates and is subject to change. The range is provided as an estimate of the significant charges which may in the aggregate be required and should be viewed accordingly.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------------------------------------------------------
                                                                1997                                      1996
                                                ------------------------------------      --------------------------------------
                                                                 INTEREST                                  INTEREST
                                                 AVERAGE         INCOME/        YIELD/     AVERAGE         INCOME/        YIELD/
                                                 BALANCE         EXPENSE         RATE      BALANCE         EXPENSE         RATE
                                                 -------         -------         ----      -------         -------         ----
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
 Interest-bearing deposits at
  financial institutions                        $     5,587     $     50        3.55%     $     6,002     $    135        8.95%
 Federal funds sold and securities
  purchased under agreements to resell               57,785          853        5.86          169,914        2,315        5.42
 Trading account assets                             181,184        3,352        7.34          158,758        3,008        7.54
 Investment securities (1) (2)
  Taxable                                         2,415,541       40,366        6.63        3,479,431       57,689        6.60
  Tax-exempt                                        467,106       10,875        9.24          501,745       11,358        9.01
                                                -----------     --------                  -----------     --------
      Total investment securities                 2,882,647       51,241        7.05        3,981,176       69,047        6.90
 Loans, net of unearned income (1)               10,338,321      238,944        9.17        9,923,426      226,197        9.07
                                                -----------     --------                  -----------     --------
      TOTAL EARNING ASSETS (1) (2)               13,465,524      294,440        8.68       14,239,276      300,702        8.40
                                                                --------                                  --------

 Cash and due from banks                            443,676                                   471,728
 Premises and equipment                             265,409                                   266,815
 Allowance for losses on loans                     (164,545)                                 (167,998)
 Other assets                                       741,902                                   562,199
                                                -----------                               -----------
      TOTAL ASSETS                              $14,751,966                               $15,372,020
                                                ===========                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                          $ 1,672,955     $ 15,316        3.63%     $ 1,805,209     $ 15,029        3.31%
 Savings deposits                                 2,096,396       13,010        2.46        2,016,662       12,434        2.45
 Certificates of deposit of
  $100,000 and over                               1,042,811       14,715        5.60          996,305       14,233        5.68
 Other time deposits                              4,623,124       63,363        5.44        5,096,963       69,354        5.41
 Short-term borrowings                              533,124        7,015        5.22        1,054,311       14,589        5.50
 Short-term bank notes                               79,348        1,149        5.74          101,522        1,471        5.76
 Long-term debt
  Federal Home Loan Bank advances                   801,461       12,111        6.00          916,261       13,013        5.65
  Subordinated capital notes                        174,187        2,932        6.68          212,828        3,824        7.15
  Medium-term bank notes                            135,000        2,236        6.57           45,652          752        6.55
  Trust Preferred Securities                        198,960        4,128        8.23                -            -           -
                                                -----------     --------                  -----------     --------
      TOTAL INTEREST-BEARING LIABILITIES         11,357,366      135,975        4.75       12,245,713      144,699        4.70
                                                                --------                                  --------
 Noninterest-bearing demand deposits              1,717,712                                 1,582,415
                                                -----------                               -----------
      TOTAL SOURCES OF FUNDS                     13,075,078                                13,828,128
 Other liabilities                                  249,568                                   247,663
 Shareholders' equity                             1,427,320                                 1,296,229
                                                -----------                               -----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                     $14,751,966                               $15,372,020
                                                ===========                               ===========

 NET INTEREST INCOME                                            $158,465                                  $156,003
                                                                ========                                  ========

 INTEREST RATE SPREAD                                                           3.93%                                     3.70%
                                                                                ====                                      ====

 NET INTEREST MARGIN                                                            4.67%                                     4.36%
                                                                                ====                                      ====
--------------------

(1)   Taxable-equivalent adjustments:
        Loans                                                   $    541                                  $    636
        Investment securities                                      3,603                                     3,706
                                                                --------                                  --------
                                                                $  4,144                                  $  4,342
                                                                ========                                  ========


(2) Yields are calculated on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                       1997 VERSUS 1996
                                                 ---------------------------------------------------------------
                                                                INCREASE
                                                               (DECREASE)
                                                          DUE TO CHANGE IN: (1)
                                                 -----------------------------------------
                                                                                                       INCREASE
                                                 AVERAGE VOLUME            AVERAGE RATE               (DECREASE)
                                                 --------------            -------------              ----------
                                                                     (DOLLARS IN THOUSANDS)
INTEREST INCOME
 Interest-bearing deposits at
  financial institutions                             $     (9)                $    (76)               $    (85)
 Federal funds sold and securities
  purchased under agreements to resell                 (1,632)                     170                  (1,462)
 Trading account assets                                   421                      (77)                    344
 Investment securities (FTE)                          (19,259)                   1,453                 (17,806)
 Loans, net of unearned income (FTE)                   10,054                    2,693                  12,747
                                                     --------                 --------                --------
      TOTAL INTEREST INCOME                           (10,425)                   4,163                  (6,262)
                                                     --------                 --------                --------

INTEREST EXPENSE
 Money market accounts                                 (1,105)                   1,392                     287
 Savings deposits                                         526                       50                     576
 Certificates of deposit of
  $100,000 and over                                       681                     (199)                    482
 Other time deposits                                   (6,299)                     308                  (5,991)
 Short-term borrowings                                 (7,231)                    (665)                 (7,896)
 Long-term debt                                         3,263                      555                   3,818
                                                     --------                 --------                --------
      TOTAL INTEREST EXPENSE                          (10,165)                   1,441                  (8,724)
                                                     --------                 --------                --------
CHANGE IN NET INTEREST INCOME                        $   (260)                $  2,722                $  2,462
                                                     ========                 ========                ========

PERCENTAGE INCREASE IN NET INTEREST
 INCOME OVER PRIOR PERIOD                                                                                 1.58%
                                                                                                      ========

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------------------------------
                                                                 1997                                      1996
                                                --------------------------------------    ---------------------------------------
                                                                INTEREST                                  INTEREST
                                                  AVERAGE      INCOME/          YIELD/      AVERAGE       INCOME/         YIELD/
                                                  BALANCE       EXPENSE          RATE       BALANCE       EXPENSE          RATE
                                                  -------       -------         -----       -------       -------          ----
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
 Interest-bearing deposits at
  financial institutions                        $     6,474     $    192        3.97%     $     6,179     $    419        9.06%
 Federal funds sold and securities
  purchased under agreements to resell               88,402        3,766        5.70          272,929       11,350        5.55
 Trading account assets                             177,350        9,921        7.48          142,215        8,123        7.63
 Investment securities (1) (2)
  Taxable                                         2,433,398      121,104        6.65        3,437,455      168,992        6.57
  Tax-exempt                                        472,483       32,137        9.09          502,477       34,335        9.13
                                                -----------     --------                  -----------     --------
      Total investment securities                 2,905,881      153,241        7.05        3,939,932      203,327        6.89
 Loans, net of unearned income (1)               10,422,022      718,911        9.22        9,725,717      671,164        9.22
                                                -----------     --------                  -----------     --------
      TOTAL EARNING ASSETS (1) (2)               13,600,129      886,031        8.71       14,086,972      894,383        8.48
                                                                --------                                  --------

 Cash and due from banks                            437,378                                   473,119
 Premises and equipment                             261,130                                   266,988
 Allowance for losses on loans                     (165,939)                                 (168,321)
 Other assets                                       702,496                                   557,863
                                                -----------                               -----------
      TOTAL ASSETS                              $14,835,194                               $15,216,621
                                                ===========                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts                          $ 1,652,157     $ 43,831        3.55%     $ 1,834,513     $ 45,022        3.28%
 Savings deposits                                 2,151,812       39,497        2.45        1,987,906       37,992        2.55
 Certificates of deposit of
  $100,000 and over                               1,045,462       43,686        5.59          986,920       44,027        5.96
 Other time deposits                              4,729,767      192,124        5.43        5,139,307      212,847        5.53
 Short-term borrowings                              445,839       16,831        5.05          936,039       38,901        5.55
 Short-term bank notes                              156,282        6,798        5.82           34,088        1,471        5.76
 Long-term debt
  Federal Home Loan Bank advances                   826,344       36,065        5.84          880,508       37,506        5.69
  Subordinated capital notes                        174,159        8,795        6.75          213,744       11,799        7.37
  Medium-term bank notes                            135,000        6,708        6.64           15,328          752        6.55
  Trust Preferred Securities                        198,951       12,383        8.32                -            -           -
                                                -----------     --------                  -----------     --------
      TOTAL INTEREST-BEARING LIABILITIES         11,515,773      406,718        4.72       12,028,353      430,317        4.78
                                                                --------                                  --------
 Noninterest-bearing demand deposits              1,670,991                                 1,587,131
                                                -----------                               -----------
      TOTAL SOURCES OF FUNDS                     13,186,764                                13,615,484
 Other liabilities                                  260,024                                   332,723
 Shareholders' equity                             1,388,406                                 1,268,414
                                                -----------                               -----------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                     $14,835,194                               $15,216,621
                                                ===========                               ===========

 NET INTEREST INCOME                                            $479,313                                  $464,066
                                                                ========                                  ========

 INTEREST RATE SPREAD                                                           3.99%                                     3.70%
                                                                                ====                                      ====

 NET INTEREST MARGIN                                                            4.71%                                     4.40%
                                                                                ====                                      ====
-------------------

(1)   Taxable-equivalent adjustments:
        Loans                                                   $  1,651                                  $  1,725
        Investment securities                                     10,391                                    11,138
                                                                --------                                  --------
                                                                $ 12,042                                  $ 12,863
                                                                ========                                  ========

(2) Yields are calculated based on historical cost and exclude the impact of the net unrealized gain (loss) on available for sale securities.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                               1997 VERSUS 1996
                                              --------------------------------------------------
                                                           INCREASE
                                                          (DECREASE)
                                                    DUE TO CHANGE IN: (1)
                                              ------------------------------------
                                                                                       INCREASE
                                              AVERAGE VOLUME       AVERAGE RATE        (DECREASE)
                                              --------------       ------------        ----------
                                                             (DOLLARS IN THOUSANDS)
INTEREST INCOME
 Interest-bearing deposits at
  financial institutions                        $     20            $   (247)          $   (227)
 Federal funds sold and securities
  purchased under agreements to resell            (7,677)                 93             (7,584)
 Trading account assets                            1,862                 (64)             1,798
 Investment securities (FTE)                     (51,734)              1,648            (50,086)
 Loans, net of unearned income (FTE)              47,511                 236             47,747
                                                --------            --------           --------
      TOTAL INTEREST INCOME                      (10,018)              1,666             (8,352)
                                                --------            --------           --------

INTEREST EXPENSE
 Money market accounts                            (3,333)              2,142             (1,191)
 Savings deposits                                  2,350                (845)             1,505
 Certificates of deposit of
  $100,000 and over                                1,608              (1,949)              (341)
 Other time deposits                             (16,853)             (3,870)           (20,723)
 Short-term borrowings                           (14,585)             (2,158)           (16,743)
 Long-term debt                                   13,851                  43             13,894
                                                --------            --------           --------
      TOTAL INTEREST EXPENSE                     (16,962)             (6,637)           (23,599)
                                                --------            --------           --------
CHANGE IN NET INTEREST INCOME                   $  6,944            $  8,303           $ 15,247
                                                ========            ========           ========

PERCENTAGE INCREASE IN NET INTEREST
 INCOME OVER PRIOR PERIOD                                                                  3.29%
                                                                                       ========

-------------------
FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                               FINANCIAL CONDITION

      The Corporation's total assets were $14.9 billion at September 30, 1997 compared to $15.6 billion at September 30, 1996, and $15.2 billion at December 31, 1996. Average assets for both the three and nine months ended September 30, 1997 were $14.8 billion compared to $15.4 billion and $15.2 billion, respectively, for the same periods in 1996. The decrease in total assets from 1996 resulted from a restructuring of the balance sheet in the fourth quarter of 1996 and first quarter of 1997 following the completion of the Leader Financial Corporation acquisition. The restructuring involved sales and maturities of investment securities to fund loan growth and reduce certain short-term borrowings.

INVESTMENT SECURITIES

      The Corporation's investment securities portfolio of $2.8 billion at September 30, 1997 consisted entirely of available for sale securities which are carried on the balance sheet at fair value. This compares to investment securities of $3.0 billion at December 31, 1996. At September 30, 1997, and December 31, 1996, these securities had net unrealized gains of $48.4 million and $40.2 million, respectively. Reference is made to Note 5 to the interim unaudited consolidated financial statements which provides the composition of the investment portfolio at September 30, 1997 and December 31, 1996.

      U. S. Treasury and U. S. Government agency obligations represented approximately 77.3% of the investment securities portfolio at September 30, 1997. The Corporation has some credit risk in the investment portfolio, however management does not consider that risk to be significant.

      The REMIC and CMO issues in the investment securities portfolio are 98% U.
S. Government agencies issues; the remaining 2% are readily marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues held are currently rated "AAA" by either Standard & Poor's or Moody's. The REMIC and CMO portions of the investment securities portfolio include approximately 56% in floating-rate issues, the majority being indexed to LIBOR or PRIME. Normal practice is to purchase investment securities at or near par value to reduce risk of premium write-offs on unexpected prepayments. The limited credit risk in the investment securities portfolio consists of the holdings of (i) municipal securities; (ii) nonagency CMOs and mortgage-backed securities; and (iii) corporate stocks, debentures and mutual funds which accounted for 17.5%, .6%, and 4.7%, respectively, of the investment securities portfolio at September 30, 1997. The latter category is predominately required holdings of Federal Home Loan Bank and Federal Reserve Bank stock.

      At September 30, 1997, the Corporation held approximately $79 million of structured notes, which constituted approximately 3% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government-agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds, floating-rate notes, and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio at fair value. The unrealized gain in these securities at September 30, 1997 was approximately $355,000. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity and involves no credit risk.

LOANS

      Loans net of unearned income at September 30, 1997 were $10.1 billion compared to $10.2 billion and $10.4 billion at September 30, 1996 and December 31, 1996, respectively. Average loans for the third quarter of 1997 were $10.3 billion, a 4.2% increase over the $9.9 billion for the third quarter of 1996. For the first nine months of 1997, average loans were $10.4 billion compared to $9.7 billion for the same period in 1996. Excluding the impact of FHA/VA loans, the impact of the securitization of loans discussed below, and the impact of acquisitions, year to date average core loans have increased approximately 5.44% between September 30, 1996 and 1997. Note 3 to the interim unaudited consolidated financial statements presents the composition of the loan portfolio.

      FHA/VA government-insured/guaranteed loans aggregated $1.3 billion at September 30, 1997, an increase of $66 million from September 30, 1996. Compared to June 30, 1997 and December 31, 1996, these loans decreased $125 million and $167 million, respectively. No significant net growth is expected in this category of loans. Reference is made to the 1996 Annual Report to Shareholders on page 15 for a discussion of FHA/VA government-insured/guaranteed loans.

      Excluding FHA/VA loans, loans at September 30, 1997 decreased 1.8% compared to September 30, 1996 and decreased 2.3% compared to June 30, 1997. The decrease in loans, excluding FHA/VA loans, between September 30, 1997 and 1996 and from June 30, 1997 is attributable primarily to the securitization and sale of approximately $300 million of fixed- and adjustable-rate single-family residential mortgage loans. Single-family residential loans decreased approximately $119 million in addition to the sale of loans. Offsetting this decrease were increases in commercial, financial, and agricultural loans; real estate construction loans; other mortgage loans; home equity loans; and credit card loans of $11 million, $33 million, $164 million, $20 million, and $23 million, respectively.

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

      The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the nine-month periods ended September 30, 1997 and 1996 and for the year ended December 31, 1996.

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                           -------------------------------           FOR THE YEAR ENDED
                                                              1997                 1996               DECEMBER 31, 1996
                                                           ----------           ----------            ------------------
                                                                            (DOLLARS IN THOUSANDS)

BALANCE AT THE BEGINNING OF PERIOD                        $   166,853           $   156,388               $   156,388
LOANS CHARGED OFF
 Commercial, financial, and agricultural                        5,755                 5,948                    10,808
 Real estate - construction                                        80                   282                       367
 Real estate - mortgage                                         2,930                 3,547                     4,863
 Consumer                                                      13,472                13,874                    20,346
 Credit cards and related plans                                37,856                19,532                    27,657
 Direct lease financing                                            18                    24                        48
                                                          -----------           -----------               -----------
      Total charge-offs                                        60,111                43,207                    64,089
                                                          -----------           -----------               -----------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
 Commercial, financial, and agricultural                        4,147                 2,532                     3,247
 Real estate - construction                                       167                    11                        16
 Real estate - mortgage                                         2,086                 1,928                     2,190
 Consumer                                                       4,238                 3,666                     4,940
 Credit cards and related plans                                 2,235                 1,363                     1,912
 Direct lease financing                                            27                     4                         4
                                                          -----------           -----------               -----------
      Total recoveries                                         12,900                 9,504                    12,309
                                                          -----------           -----------               -----------

Net charge-offs                                                47,211                33,703                    51,780
Provision charged to expense                                   47,252                41,739                    57,395
Allowance related to the sale of certain loans                      -                     -                    (1,628)
Increase due to acquisitions                                        -                 4,850                     6,478
                                                          -----------           -----------               -----------
      BALANCE AT END OF PERIOD                            $   166,894           $   169,274               $   166,853
                                                          ===========           ===========               ===========

Total loans, net of unearned income,
 at end of period                                         $10,073,253           $10,164,901               $10,434,070
Less: FHA/VA government-insured/
 guaranteed loans                                           1,310,147             1,243,949                 1,477,459
                                                          -----------           -----------               -----------

      LOANS USED TO CALCULATE RATIOS                      $ 8,763,106           $ 8,920,952               $ 8,956,611
                                                          ===========           ===========               ===========

Average total loans, net of unearned income,
 during period                                            $10,422,022           $ 9,725,717               $ 9,894,427
Less: Average FHA/VA government-insured/
 guaranteed loans                                           1,448,520             1,075,020                 1,197,070
                                                          -----------           -----------               -----------

      AVERAGE LOANS USED TO CALCULATE RATIOS              $ 8,973,502           $ 8,650,697               $ 8,697,357
                                                          ===========           ===========               ===========

RATIOS (1):
 Allowance at end of period to loans,
  net of unearned income                                         1.90%                 1.90%                     1.86%
 Charge-offs to average loans,
  net of unearned income (2)                                      .90                   .67                       .74
 Recoveries to average loans,
  net of unearned income (2)                                      .19                   .15                       .14
 Net charge-offs to average loans,
  net of unearned income (2)                                      .70                   .52                       .60
 Provision to average loans,
  net of unearned income(2)                                       .70                   .64                       .66

--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2)   Amounts annualized for September 30, 1997 and 1996

      The allowance at September 30, 1997 was $166.9 million, an increase of $41,000 from December 31, 1996, and compared to $169.3 million at September 30, 1996. Net charge-offs for the third quarter of 1997 were $16.5 million compared to $15.4 million for the second quarter of 1997 and $13.2 million for the third quarter of 1996. Management believes that the allowance is sufficient to absorb estimated losses inherent in the loan portfolio at September 30, 1997.

      Net charge-offs of credit cards for the nine months ended September 30, 1997 were $35.6 million, an increase of $17.5 million over the same period in 1996, accounting for all of the increase in net charge-offs. The level of credit card charge-offs is attributable primarily to growth of the portfolio since the fourth quarter of 1994 and high levels of personal bankruptcies.
Management expects charge-offs of these loans to remain at the current level.

NONPERFORMING ASSETS

NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                             SEPTEMBER 30,
                                                      ---------------------------         DECEMBER 31,
                                                        1997               1996               1996
                                                      --------           --------         ------------
                                                                 (DOLLARS IN THOUSANDS)

Nonaccrual loans                                       $ 56,329           $ 58,646           $ 63,346
Restructured loans                                        1,967              3,549              2,546
                                                       --------           --------           --------
      TOTAL NONPERFORMING LOANS                          58,296             62,195             65,892
                                                       --------           --------           --------

Foreclosed property
 Other real estate owned, net of reserves
   for losses                                            11,915              9,864             15,531
 Other foreclosed properties                              1,563              1,212                989
                                                       --------           --------           --------
      TOTAL FORECLOSED PROPERTIES                        13,478             11,076             16,520
                                                       --------           --------           --------

      TOTAL NONPERFORMING ASSETS                       $ 71,774           $ 73,271           $ 82,412
                                                       ========           ========           ========

LOANS 90 DAYS OR MORE PAST DUE
  AND NOT ON NONACCRUAL STATUS

 FHA/VA government-insured/guaranteed loans            $504,475           $507,017           $709,424
 All other loans                                         20,369             18,090             22,707
                                                       --------           --------           --------

      TOTAL LOANS 90 DAYS OR MORE PAST DUE             $524,844           $525,107           $732,131
                                                       ========           ========           ========

Ratios (1):
Nonperforming loans as a percentage of loans                .67%               .70%               .74%
Nonperforming assets as a percentage of loans
 plus foreclosed properties                                 .82                .82                .92
Allowance for losses on loans as a percentage
 of nonperforming loans                                     286                272                253
Loans 90 days or more past due and not on
 nonaccrual status as a percentage of loans                 .23                .20                .25

--------
(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

      The breakdown of nonaccrual loans and loans 90 days or more past due and not on nonaccrual status is as follows:

                                                                                                       LOANS 90 DAYS
                                                             NONACCRUAL LOANS                         OR MORE PAST DUE
                                                       ----------------------------          -----------------------------
                                                       SEPTEMBER 30,    DECEMBER 31,         SEPTEMBER 30,    DECEMBER 31,
           LOAN TYPE                                       1997            1996                   1997           1996
--------------------------------                       ------------      -----------         ------------     ------------
                                                                                   (DOLLARS IN THOUSANDS)
Secured by single family residential (1)                  $31,294         $34,464              $507,459         $711,151
Secured by nonfarm nonresidential                           7,560           8,272                   839            1,716
Other real estate                                           4,518           3,929                 1,264            1,492
Commercial, financial, and agricultural,
 including direct lease financing                           8,779          12,111                 1,067            1,841
Credit cards and related plans                                  9              39                11,445           11,520
Other consumer                                              4,169           4,531                 2,770            4,411
                                                          -------         -------              --------         --------
      TOTAL                                               $56,329         $63,346              $524,844         $732,131
                                                          =======         =======              ========         ========
--------------------

(1) Loans 90 days or more past due and not on nonaccrual status include $504,475 and $709,424, respectively, of FHA/VA government-insured/guaranteed loans.

      As a percentage of loans and foreclosed properties, nonperforming assets were .82% at September 30, 1997 compared to .82% at September 30, 1996 and compared to .80% at June 30, 1997. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 286% at September 30, 1997, compared to 272% at September 30, 1996 and 295% at June 30, 1997. The decrease in nonperforming loans from year end resulted primarily from a change in the application of the Corporation's nonaccrual loan policies with respect to certain FHA/VA government-insured/guaranteed loans. The change provides for consistent exclusion of all FHA/VA loans from nonaccrual status once the loans become 90 days or more past due, since FHA/VA loans are government-insured/guaranteed and have minimal credit risk. This change resulted in a decrease in nonaccrual loans (single-family residential loans) of approximately $7.0 million from year end 1996 to September 30, 1997 and did not have a significant impact on interest income. The remaining decrease relates primarily to collections of nonaccrual loans.

      Loans 90 days or more past due and still accruing interest totaled $524.8 million at September 30, 1997. FHA/VA government-insured/guaranteed loans accounted for $504.5 million of the total loans 90 days or more past due at September 30, 1997. These loans are government-insured/guaranteed and have minimal credit risk. FHA/VA loans past due 90 days or more totaled $507.0 million and $501.0 million at September 30, 1996 and June 30, 1997, respectively. Other loans 90 days or more past due totaled $20.4 million at September 30, 1997, a decrease of approximately $521,000 from June 30, 1997.

POTENTIAL PROBLEM ASSETS

      Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets have been loans that become nonperforming. At September 30, 1997, the Corporation had potential problem assets (all of which were loans) aggregating $17.8 million.

ASSET LIABILITY MANAGEMENT

      The following table presents the Corporation's interest-rate sensitivity
(GAP) analysis at September 30, 1997. The GAP analysis is made as of that point in time and could change significantly on a daily basis. This analysis alone cannot be relied upon to predict how the Corporation is positioned to react to changing interest rates. Other methods such as simulation analysis, are also considered in evaluating the Corporation's interest-rate risk.

      At September 30, 1997, the GAP analysis indicated that the Corporation was liability sensitive with $781 million more liabilities than assets repricing within one year. At 5% of total assets, this position was within management's policy limit of 10% of total assets.

      Balance sheet simulation analysis has been conducted at September 30, 1997 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at September 30, 1997, and holds the rates and volumes constant for simulation. When this projection is subjected to immediate and parallel shifts in interest rates

("rate shocks") of 200 basis points, first rising and then falling, the annual impact on the Corporation's net interest income was a positive $7.6 million and a negative $13.3 million pretax, respectively. Another simulation uses management's "most likely" scenario which assumes rates rising 25 basis points gradually then falling 25 basis points over the next twelve months resulting in a $7.6 million pretax increase in net interest income from the constant rate/volume projection. The results under these scenarios are within the Corporation's policy limit of 5% of shareholders' equity.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                 RATE-SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1997

                                                              INTEREST-SENSITIVE WITHIN (1) AND (7)
                                     --------------------------------------------------------------------------------------------
                                                                                                                 NON-
                                      0-30      31-90     91-180     181-365      1-2       2-5        OVER    INTEREST-
                                      DAYS       DAYS      DAYS       DAYS       YEARS     YEARS      5 YEARS   BEARING    TOTAL
                                     ------     ------    ------     -------    -------   -------    --------  ---------  ------
                                                                          (DOLLARS IN MILLIONS)
Assets
 Loans and leases (2),(3), and (4)   $2,487     $   517   $  703     $1,132     $1,073    $2,669     $1,457    $    58    $10,096
 Investment securities (5) and (6)      324         222      198        473        557       490        548          -      2,812
 Other earning assets (7)               466         155        1          -          -         -          -          -        622
 Other assets                             -           -        -          -          -         -          -      1,329      1,329
                                     ------     -------   ------     ------     ------    ------     ------    -------    -------
      Total assets                   $3,277     $   894   $  902     $1,605     $1,630    $3,159     $2,005    $ 1,387    $14,859
                                     ======     =======   ======     ======     ======    ======     ======    =======    =======

Sources of funds
 Money market deposits (8) and (9)   $    -     $   568   $    -     $  569     $    -    $  758     $    -    $     -    $ 1,895
 Other savings and time deposits        716       1,254    1,006      1,061        613     1,673         25          -      6,348
 Certificates of deposit of
  $100,000 and over                     218         187      227        224        127        49          1                 1,033
 Short-term borrowings                  586          42        1          -          -         -          -          -        629
 Short- and medium-term bank notes      150           -        -         30         30        75          -          -        285
 Federal Home Loan Bank advances        225         369       14          7         10        32        131          -        788
 Other long-term debt                     1           1        1          2          2         2        373          -        382
 Noninterest-bearing deposits             -           -        -          -          -         -          -      1,766      1,766
 Other liabilities                        -           -        -          -          -         -          -        246        246
 Shareholders' equity                     -           -        -          -          -         -          -      1,487      1,487
                                     ------     -------   ------     ------     ------    ------     ------    -------    -------
      Total sources of funds         $1,896     $ 2,421   $1,249     $1,893     $  782    $2,589     $  530    $ 3,499    $14,859
                                     ======     =======   ======     ======     ======    ======     ======    =======    =======

Interest rate sensitivity gap        $1,381     $(1,527)  $ (347)    $ (288)    $  848    $  570     $1,475    $(2,112)        -
Cumulative interest rate
 sensitivity gap (8)                 $1,381     $  (146)  $ (493)    $ (781)     $  67    $  637     $2,112    $     -         -

Cumulative gap as a percentage
 of total assets (8)                      9%         (1)%     (3)%       (5)%        -%        4%        14%         -%        -%
--------------------

Management has made the following assumptions in preparing the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2)   Nonaccrual loans are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal prepayment patterns of comparable mortgage-backed securities.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Includes $236 million funds receivable from the sale of securities recorded on a trade date basis.
(8) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(9) If all money market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been (16%), (19%), (21%), (19%), (13%), and positive 4%
      and 14%, respectively, for the 0-30 Days, 31-90 Days, 91-180 Days, 181-365 Days, 1-2 Years, 2-5 Years, and over 5 Years categories at September 30, 1997.

DEPOSITS

      The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation. Core deposits, along with available for sale securities and other marketable earning assets, provide liquidity for the Corporation.

                                                                                   AVERAGE DEPOSITS
                                                      -------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      ------------------------------------------       ------------------------
                                                             SEPTEMBER 30,            JUNE 30,               SEPTEMBER 30,
                                                      -------------------------      ----------        ------------------------
                                                         1997            1996           1997             1997           1996
                                                      ---------        --------      ----------        --------       ---------
                                                                                (DOLLARS IN THOUSANDS)
Demand deposits                                      $ 1,717,712     $ 1,582,415     $ 1,670,512     $ 1,670,991    $ 1,587,131
Money market accounts (1)                              1,672,955       1,805,209       1,620,441       1,652,157      1,834,513
Savings deposits (2)                                   2,096,396       2,016,662       2,165,260       2,151,812      1,987,906
Other time deposits (3)                                4,623,124       5,096,963       4,731,142       4,729,767      5,139,307
                                                     -----------     -----------     -----------     -----------    -----------
      Total core deposits                             10,110,187      10,501,249      10,187,355      10,204,727     10,548,857
Certificates of deposit of $100,000 and over           1,042,811         996,305       1,060,392       1,045,462        986,920
                                                     -----------     -----------     -----------     -----------    -----------
      Total deposits                                 $11,152,998     $11,497,554     $11,247,747     $11,250,189    $11,535,777
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

      Average deposits for the third quarter were $11.2 billion, which represents a decrease of $344.6 million from the same period in 1996. Compared to the second quarter of 1997, average deposits decreased approximately $94.7 million. The decline in average deposits is due primarily to sales of deposits and migration of deposits to other investment products. During the third quarter of 1997, the Corporation sold approximately $136 million of deposits in upper East Tennessee and in 1996 and the first half of this year other deposit sales totaled approximately $52 million. The majority of the decrease in deposits has occurred in time deposits of $100,000 or less, which reflects a nationwide downward trend in the number of households holding certificates of deposit. Offsetting the decline in time deposits was a 2.83% increase in noninterest-bearing demand deposits between the second and third quarters of 1997.

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

      The parent company's sources of liquidity are management fees and dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities. The number of financial institutions owned by the Corporation provides a diversified base for the payment of dividends should one or more of the subsidiaries have capital needs and be unable to pay dividends to the parent company. At September 30, 1997, the parent company had cash and cash equivalents totaling $462 million and net working capital of $480 million. At October 1, 1997, the Corporation's banking subsidiaries could have paid dividends totaling $127 million without prior regulatory approval. The actual amount of dividends that will be paid in the fourth quarter of 1997 will be limited by management to approximately $36 million due to capital and liquidity requirements of individual financial institutions. Future dividends will be dependent on the future earnings and growth of the subsidiary financial institutions.

SHAREHOLDERS' EQUITY

      The Corporation's total shareholders' equity increased $134.5 million from December 31, 1996 to $1.5 billion at September 30, 1997. The increase was due to retained net earnings of $105.1 million, Common Stock issued in connection with benefit plans and acquisitions of $24.6 million, and the net change in the unrealized gain on available for sale securities, net of taxes, which increased shareholders' equity by $5.0 million.

CAPITAL ADEQUACY

      The following tables present capital-adequacy information for the Corporation and the calculation of the Corporation's risk-based capital.

                                                               AS OF OR FOR THE
                                                               NINE MONTHS ENDED       AS OF OR FOR THE
                                                                  SEPTEMBER 30,       TWELVE MONTHS ENDED
                                                              1997            1996     DECEMBER 31, 1996
                                                             ------          ------    ------------------
CAPITAL ADEQUACY DATA
Total shareholders' equity/
 total assets (at period end)                                 10.01%           8.58%           8.89%
Average shareholders' equity/average total assets              9.36            8.34            8.40
Tier 1 capital/unweighted
 assets (leverage ratio) (a)                                  10.96            8.33            9.61
Parent company long-term debt/equity                          25.54           15.80           28.06
Dividend payout ratio                                         42.10           39.91           50.64
---------------------


(a)   Based on period-end capital and quarterly adjusted average assets.

      At September 30, 1997, total shareholders' equity was 10.01% of total assets and the leverage ratio was 10.96% compared to 8.89% and 9.61%, respectively, at December 31, 1996. The improvement in these ratios has resulted primarily from the Corporation's retained net earnings and a decrease in total assets from the balance sheet restructuring discussed previously. The leverage ratio and Tier 1 capital ratio improved compared to the prior year due to the issuance of $200 million of Trust Preferred Securities in the fourth quarter of 1996 which qualify as Tier 1 capital for regulatory capital purposes.

      The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                         ---------------------------------             DECEMBER 31,
                                                            1997                   1996                    1996
                                                         ----------             ----------             ------------
                                                                           (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
 Shareholders' equity                                    $ 1,487,384            $ 1,338,159            $ 1,352,874
 Trust Preferred Securities and minority
  interest in consolidated subsidiary                        200,053                  1,088                200,026
 Less:  Goodwill                                             (44,516)               (48,577)               (46,129)
           Disallowed deferred tax asset                      (1,596)                (1,958)                (1,867)
           Unrealized gain on available
            for sale securities                              (29,627)               (12,415)               (24,592)
                                                         -----------            -----------            -----------
      TOTAL TIER 1 CAPITAL                                 1,611,698              1,276,297              1,480,312

TIER 2 CAPITAL
 Allowance for losses on loans                               120,940                117,781                121,623
 Qualifying long-term debt                                   174,204                174,238                174,121
                                                         -----------            -----------            -----------
      TOTAL CAPITAL BEFORE DEDUCTIONS                      1,906,842              1,568,316              1,776,056
 Less investment in unconsolidated subsidiaries               (1,449)                (2,547)                (1,743)
                                                         -----------            -----------            -----------
      TOTAL CAPITAL                                      $ 1,905,393            $ 1,565,769            $ 1,774,313
                                                         ===========            ===========            ===========

RISK-WEIGHTED ASSETS                                     $ 9,629,218            $ 9,371,026            $ 9,684,621
                                                         ===========            ===========            ===========

Ratios as a percent of end of period
 risk-weighted assets
      Tier 1 capital                                           16.74%                 13.62%                 15.29%
      Total capital                                            19.79                  16.71                  18.32

CONSOLIDATION OF SUBSIDIARY BANK CHARTERS

      The Corporation has applied for regulatory approval to merge the majority of its separate banking subsidiaries into its principal banking subsidiary, Union Planters National Bank. A number of action teams within UPNB are looking at the best ways to implement the consolidation without adverse effect on customer service. Implementation of the plan will likely result in the Corporation incurring charges in the fourth quarter. Additionally, cost savings are anticipated over the next 18 to 24 months from the consolidation of administrative and back office functions. The exact charges and future savings cannot be quantified at this time.

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

      The Corporation's plan is to identify the full extent of the problem by performing an inventory of software applications, meeting with third-party providers, obtaining certification of compliance from third parties, and testing all of the impacted applications (both internally developed and third-party-provided). The Corporation's goal is to have this plan complete and to be fully compliant by December 31, 1998. The vendor for the Corporation's core operating system has already provided certification of compliance with the year 2000 issue. Testing of the system will occur over the next fifteen months.

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

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                   -------------------        ----------------------    TWELVE MONTHS ENDED
                                    1997         1996          1997            1996     DECEMBER 31, 1996
                                   ------       ------        ------          ------    ------------------
AS REPORTED
      Primary EPS                $   .90       $   .38       $   2.63       $   1.80       $   1.95
      Fully Diluted EPS              .87           .38           2.55           1.76           1.92
PRO FORMA SFAS 128
      Basic EPS                      .91           .39           2.68           1.85           1.99
      Diluted EPS                    .88           .38           2.57           1.77           1.93


  REPORTING COMPREHENSIVE INCOME

      In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      The information called for by this item is incorporated by reference to
Item 3, Part I of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, Note 19 to the Corporation's consolidated financial statements on page 67 of its 1996 Annual Report to Shareholders (Exhibit 13 to said Form 10-K), Note 10 to the Corporation's quarterly reports on Form 10-Q dated March 31, 1997 and June 30, 1997, and Note 10 to the Corporation's unaudited financial statements included herein.

ITEM 2 - CHANGES IN SECURITIES

      None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 - OTHER INFORMATION

      None

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits:

            10 -    Union Planters Corporation Deferred Compensation Plan for
                    Executives, As Amended April 17, 1997
            11 -    Computation of Earnings Per Common Share
            27 -    Financial Data Schedule (for SEC use only)

      (b)  Reports on Form 8-K:

           Date of Current Report                 Subject
           ----------------------   ------------------------------------------

             1. July 17, 1997       Press release announcing second quarter of
                                    1997 net earnings

             2. August 12, 1997     Announcement of Capital Bancorp
                                      acquisition and filing of Agreement and
                                      Plan of Merger

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 UNION PLANTERS CORPORATION
                                             ----------------------------------
                                                          (Registrant)








Date:    November 6, 1997      By:    /s/ Benjamin W. Rawlins, Jr.
                                     ------------------------------------
                                     Benjamin W. Rawlins, Jr.
                                     Chairman of the Board and
                                     Chief Executive Officer



Date:    November 6, 1997      By:    /s/ John W. Parker
                                     ------------------------------------
                                     John W. Parker
                                     Executive Vice President and
                                     Chief Financial Officer



Date:    November 6, 1997      By:    /s/ M. Kirk Walters
                                     ------------------------------------
                                     M. Kirk Walters
                                     Senior Vice President, Treasurer,
                                     and Chief Accounting Officer

                                  EXHIBIT INDEX





10 Union Planters Corporation Deferred Compensation Plan for Executives, As Amended April 17, 1997

11    Computation of Earnings per Common Share

27    Financial Data Schedule (for SEC use only)