Form 10-K405
period 1997-12-31
UNION PLANTERS CORP
filed 1998-03-17
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from          to
                                             ---------    -------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1998 was approximately $5,003,084,000.

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                      REGISTRANT'S CLASSES OF COMMON STOCK

       CLASS                          OUSTANDING AT FEBRUARY 28, 1998

  Common Stock having a par                         83,459,418
  value of $5 per share
  (title of class)

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part of Form 10-K
    Documents Incorporated                     into which incorporated
    ----------------------                     -----------------------

1.  Certain parts of the Annual              Parts I and II, Items 1, 2, 5,
    Report to Shareholders                   6, 7, and 8
    for the year ended December
    31, 1997

2.  Certain parts of the Definitive                    Part III
    Proxy Statement for the Annual
    Shareholders Meeting to be held
    April 16, 1998

                         FORM 10-K CROSS-REFERENCE INDEX


                                                                       Page
                                                                       ----
PART I

    Item 1.   Business                                                   3

    Item 1a.  Executive Officers of the Registrant                      10

    Item 2.   Properties                                                11

    Item 3.   Legal Proceedings                                         11

    Item 4.   Submission of Matters to a Vote of Security Holders       *


PART II

    Item 5.   Market for the Registrant's Common Stock and
                   Related Stockholder Matters                          12

    Item 6.   Selected Financial Data                                   12

    Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        12

    Item 8.   Financial Statements and Supplementary Data               12

    Item 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                  *


PART III

    Item 10.  Directors and Executive Officers of the Registrant        12

    Item 11.  Executive Compensation                                    13

    Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management                                        13

    Item 13.  Certain Relationships and Related Transactions            13


PART IV

    Item 14.  Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                               13


SIGNATURES                                                              15


* Not Applicable

                                     PART I

                                ITEM 1. BUSINESS


GENERAL

      Union Planters Corporation (the Corporation) is an $18.1-billion multi-state bank holding company whose primary business is banking. The Corporation is the largest bank holding company headquatered in Tennessee and is one of the fifty largest bank holding companies headquartered in the United States. Union Planters Bank, National Association, headquartered in Memphis, Tennessee, is the Corporation's largest subsidiary. The principal banking markets of the Corporation are in Tennessee, Mississippi, Florida, Missouri, Arkansas, Louisiana, Alabama, and Kentucky. With the completion of ten pending acquisitions, the Corporation will expand in existing markets in Missouri, Kentucky, Tennessee, Florida, and Alabama and expand into new markets in Illinois, Iowa, and Texas (see the "Acquisition" discussion). The Corporation's existing market areas are served by the Corporation's 514 banking offices and 651 ATMs. The map on the inside front cover of the 1997 Annual Report to Shareholders, Table 15, and the listing of communities served on page 39 of the 1997 Annual Report to Shareholders provide information regarding the size, locations, and markets served by the Corporation's banking subsidiaries. Capital Factors, Inc. (Capital Factors), a majority-owned subsidiary of the Corporation's Florida banking subsidiary, which was acquired December 31, 1997, provides receivable-based commercial financing and related fee-based credit collection and management information services through four regional offices located in New York, New York; Los Angeles, California; Charlotte, North Carolina; and its headquarters in South Florida (Boca Raton, Florida) and an asset-based lending office in Atlanta, Georgia.

      As part of the Corporation's banking services, its subsidiaries are engaged in factoring operations; mortgage origination and servicing; investment management and trust services; the issuance of credit and debit cards; the origination, packaging, and securitization of loans, primarily the government-guaranteed portions of Small Business Administration (SBA) loans; the purchase of delinquent FHA/VA government-insured/guaranteed loans from third parties and GNMA pools serviced for others; full-service and discount brokerage services; commercial finance business; trade-finance activities; and the sale of bank-eligible insurance products and services.


                        CERTAIN REGULATORY CONSIDERATIONS

GENERAL

      As a bank holding company, the Corporation is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956 (BHCA). Each of the Corporation's banking subsidiaries, including its savings bank subsidiary, is a member of the Federal Deposit Insurance Corporation (the FDIC) and as such its deposits are insured by the FDIC to the maximum extent provided by law.

      The Corporation's banking subsidiaries which are national banking associations, including its principal subsidiary, Union Planters National Bank, the name of which was changed to Union Planters Bank, National Association (Union Planters Bank or UPB) effective January 1, 1998, are subject to supervision and examination by the Office of the Comptroller of the Currency (the Comptroller) and the FDIC. State bank subsidiaries of the Corporation which are members of the Federal Reserve System are subject to supervision and examination by the Federal Reserve Board and the state banking authorities of the states in which they are located. State bank subsidiaries which are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The Corporation's savings bank subsidiary is subject to supervision and examination by the Office of Thrift Supervision (OTS). The Corporation's banking subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of their customers and depositors. These laws and regulations include requirements to maintain reserves against deposits, restrictions on the types and amounts of loans and other extensions of credit that may be granted and the interest that may be charged thereon and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banking subsidiaries. In addition to the impact of regulation, the banking subsidiaries are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and its subsidiaries. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. Changes in applicable law or regulation may have a material effect on the business of the Corporation.

      Under the BHCA, the Federal Reserve Board's prior approval is required where the Corporation proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also prohibits, with certain exceptions, the Corporation from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any nonbanking corporation. Under the BHCA, the Corporation may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of nonbanking corporations unless the Federal Reserve Board determines such businesses and services to be closely related to banking or a proper incident thereto.

      The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended (the CRA).

INTERSTATE BANKING

    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) effected changes in overriding federal law so as to permit bank holding companies to acquire banks headquartered in any state notwithstanding any state law prohibiting bank acquisitions across state lines. The Interstate Act also relaxed significant limitations upon the branching of banks across state lines. Banks may now lawfully branch across state lines by merging a bank located in one state into a bank located in another, whereupon the main office and branches of the merging bank would become branches of the survivor. This procedure is not permissible for banks headquartered in Texas and Montana which effectively exercised their rights under the Interstate Act to "opt-out" of interstate branching. The Texas "opt-out" expires September 2, 1999. Since the laws of most states, including Tennessee, forbid multi-state branching, neither the de novo establishment of branches across state lines nor the acquisition from other banks of existing branches across state lines would ordinarily be lawful. Thus, the acquisition of branches operating in other states is ordinarily limited to acquisition by bank merger as now permitted by the Interstate Act which preempts inconsistent state law. However, a bank which is already operating a lawfully acquired branch in another state may ordinarily establish new branches in that state to the same extent that a bank headquartered in that state may lawfully establish branches there. The Interstate Act made it possible for the Corporation to merge 31 of its banking subsidiaries with and into UPB, its principal banking subsidiary headquartered in Memphis, Tennessee, since many of the 31 subsidiaries were headquartered in states other than Tennessee. These 31 mergers became effective January 1, 1998 and, as a result of their consummation, UPB has become a multi-state bank with offices in Tennessee, Mississipi, Missouri, Arkansas, Louisiana, Alabama, and Kentucky. Management anticipates that substantially all of the Corporation's banking subsidiaries, including any which may be acquired after January 1, 1998, would ultimately be merged with and into UPB to the extent allowed by effective law.

CAPITAL

      The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio (Risk-Based Capital Ratio) of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet commitments such as standby letters of credit) is 8%. At least one-half of Total Capital must be composed of Tier 1 Capital which consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder, denominated "Tier 2 Capital," may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock and a limited amount of loan loss reserves.

      In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (the Leverage Ratio) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4% to 5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

      At December 31, 1997, the Corporation's Total Risk-Based Capital Ratio was 18.12%; its Tier 1 Risk-Based Capital Ratio (i.e., its ratio of Tier 1 Capital to risk-weighted assets) was 15.51%; and its Leverage Ratio was 10.48%. In addition, each of the Corporation's banking subsidiaries satisfied the minimum capital requirements applicable to it and had the requisite capital levels to qualify as a "well-capitalized" institution under the prompt corrective action provisions discussed below. Such capital classifications may have an influence on a bank's business activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over, or renew brokered deposits unless (i) it is either well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

      All of the Corporation's banking subsidiaries are subject to Risk-Based and Leverage Capital Ratio requirements adopted by their respective federal regulators which are substantially similar to those adopted by the Federal Reserve Board. As of December 31, 1997, the Total and Tier 1 Risk-Based Capital and Leverage Ratios of UPB, the Corporation's largest bank subsidiary, were 16.28%, 15.02%, and 9.21%, respectively. Subsequent to the mergers of 31 of the Corporation's banking subsidiaries into UPB effective January 1, 1998, on a pro forma basis those ratios were, respectively, 14.05%, 12.89%, and 8.39%. Neither the Corporation nor any of its banking subsidiaries has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

PROMPT CORRECTIVE ACTION

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the joint regulations thereunder adopted by the federal banking agencies require the banking regulators to take prompt corrective action in respect of depository institutions that do not meet their minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under capital regulations, a bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Risk-Based Capital Ratio of at least 6% and a Total Risk-Based Capital Ratio of at least 10% and it is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. A bank is defined to be adequately capitalized if the institution has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater (or a Leverage Ratio of 3.0% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate Federal banking agency guidelines) and the institution does not meet the definition of a well capitalized institution. In addition, a bank will be considered "undercapitalized" if it fails to meet any minimum required measure, "significantly undercapitalized" if it is significantly below such measure, and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

      The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution. The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

COMMUNITY REINVESTMENT

      All the Corporation's banking subsidiaries are subject to the provisions of the Community Reinvestment Act (CRA) and the federal banking agencies' other implemented regulations. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low- to moderate- income neighborhoods. The CRA does not establish specific lending requirements or programs for products and services. The CRA requires the federal banking agencies, in connection with their examination of a depository institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- to moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution;
(iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. When a bank holding company applies for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the records of each subsidiary depository institution of the applicant bank holding company and such records may be the basis for denying the application. Based on their most recent CRA compliance examinations, the Corporation's subsidiary banks and thrifts all received at least a "satisfactory" CRA rating.

DIVIDEND RESTRICTIONS

      The Corporation is a legal entity separate and distinct from its banking subsidiaries and its nonbanking subsidiaries. The Corporation's revenues (on a parent company only basis) result, in significant part, from dividends paid to the Corporation by its subsidiaries. The right of the Corporation, and consequently the rights of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends, or otherwise, is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries) except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

      There are statutory and regulatory requirements applicable to the payment of dividends to the Corporation by its banking subsidiaries. Each national banking association subsidiary of the Corporation is required by federal law to obtain the prior approval of the Comptroller for the declaration of dividends if the total of all dividends to be declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. The Corporation's state-chartered banking subsidiaries are subject to similar restrictions on the payment of dividends by the respective state laws under which they are organized. Furthermore, all depository institutions are prohibited from paying any dividends, making other distributions, or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. In accordance with the specified calculations, at January 1, 1998, approximately $103 million was available for distribution to the Corporation by the banking subsidiaries without obtaining prior regulatory approval. Future dividends will depend primarily upon the level of earnings of the banking subsidiaries of the Corporation. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

      Under the "cross guarantee" provisions of the Federal Deposit Insurance Act (the FDI Act), any FDIC-insured subsidiary of the Corporation may be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of any other commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary in danger of default. Such liability could have a material adverse effect on the financial condition of any assessed bank and the Corporation. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

TRANSACTIONS WITH AFFILIATES

      There are various legal restrictions on the extent to which a bank holding company or its nonbank subsidiaries may borrow or otherwise obtain credit from its bank subsidiaries. In general, these restrictions require that any such extensions of credit must be on nonpreferential terms and secured by designated amounts of specified collateral and be limited, as to any one of the holding company or the holding company's nonbank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus.

FDIC DEPOSIT INSURANCE

      Currently, certain deposits of financial institutions are separately insured under two deposit-insurance funds, both administered by the FDIC. They are the Bank Insurance Fund (the BIF) for deposits originated by banks and the Savings Association Insurance Fund (the SAIF) for deposits originated by savings associations. The targeted designated reserve ratio (DRR), i.e., the ratio of the net worth of each of the two funds to the aggregate amount of deposits insured by it, is 1.25%. Significant claims made against the two funds, especially the SAIF, have been paid over recent years due to failures of banks and savings associations. Through deposit-insurance assessments made by the FDIC, the BIF's DRR was restored to 1.25% of insured deposits in 1995; however, at September 30, 1996, approximately $4.5 billion was required to restore the SAIF's DRR to that level. On that date the Deposit Insurance Funds Act of 1996 (the Funds Act) became law. The Funds Act required the FDIC to impose a one-time assessment on SAIF-assessable deposits (including 80% of those which had been acquired by banks, i.e., so-called "Oakar" Deposits) sufficient to capitalize the SAIF at its targeted DRR of 1.25%. In response, the FDIC imposed an assessment of 65.7 basis points on SAIF-assessable deposits deemed to have been held as of March 31, 1995. Since certain of its banking subsidiaries held SAIF-assessable (including "Oakar") deposits, the Corporation incurred a SAIF-assessment expense of $28.2 million at September 30, 1996.

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

DEPOSITOR PREFERENCE

      Legislation enacted in 1993 establishes a nationwide depositor-preference rule in the event of a bank failure. Under this arrangement all deposits and certain other claims against a bank, including the claim of the FDIC as subrogee of insured depositors, would receive payment in full before any general creditor of the bank, including the holders of its subordinated debt securities, would be entitled to any payment in the event of an insolvency or liquidation of the bank.

PROPOSED LEGISLATION

      Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, to alter the statutory separation of commercial and investment banking, and to further expand or change the regulation of the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether, or in what form, any of these proposals will be adopted or the extent to which the business or financial condition of the Corporation may be affected thereby.

PERSONNEL

       As of February 28, 1998, the Corporation, including all subsidiaries, had 8,400 employees (including 1,502 part-time employees).

STATISTICAL DISCLOSURES

      The statistical information required by Item 1 may be found in the 1997 Annual Report to Shareholders (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:

                                                      Page in the Corporation's
                                                        1997 Annual Report to
             Guide 3 Disclosure                             Shareholders*
             ------------------                       --------------------------

  I.     Distribution of Assets, Liabilities, and
           Shareholders' Equity; Interest Rates
           and Interest Differential
         A.  Average Balance Sheet                             29
         B.  Net Interest Earnings Analysis                    29
         C.  Rate/Volume Analysis                              30

 II.     Investment Portfolio
         A.  Book Value of Investment Securities          35, 51, and 52
         B.  Maturities of Investment Securities               52
         C.  Investment Securities Concentrations         Not applicable

III.     Loan Portfolio
         A.  Types of Loans                                 31 and 53
         B.  Maturities and Sensitivity of
             Loans to Changes in Interest Rates         Follows this table
         C.  Risk Elements
             1.  Nonaccrual, Past Due 90 Days
                 or More, and Restructured Loans            32 and 33
             2.  Potential Problem Loans                       20
             3.  Foreign Outstandings                     Not significant
             4.  Loan Concentrations                           19
         D.  Other Interest-Bearing Assets                Not significant

 IV.     Summary of Loan Loss Experience
         A.  Analysis of Allowance for Loan Losses             33
         B.  Allocation of the Allowance for Loan Losses       32

  V.     Deposits
         A.  Average Balances                               29 and 31
         B.  Maturities of Large Denomination
             Certificates of Deposit                    Follows this table
         C.  Foreign Deposit Liability Disclosure        Not significant

 VI.     Return on Equity and Assets
         A.  Return on Assets                                   8
         B.  Return on Equity                                   8
         C.  Dividend Payout Ratio                              8
         D.  Equity to Assets Ratio                             8

VII.     Short-Term Borrowings                                 55

*Unless otherwise noted

The following table presents the maturities and sensitivities of the Corporation's loans to changes in interest rates at December 31, 1997:


                                  DUE            DUE AFTER ONE         DUE AFTER
                                 WITHIN           BUT WITHIN             FIVE
                                ONE YEAR          FIVE YEARS             YEARS
                                --------          ----------           -----
                                           (DOLLARS IN THOUSANDS)
Commercial, Financial,
  and Agricultural             $1,792,937          $  612,816          $  179,132

Real Estate - Construction        422,265             153,683              63,748

Foreign                           197,042               9,546                 755
                               ----------          ----------          ----------

         Total                 $2,412,244          $  776,045          $  243,635
                               ==========          ==========          ==========

Fixed Rate                                         $  561,641          $  138,046
                                                   ==========          ==========

Variable Rate                                      $  214,404          $  105,589
                                                   ==========          ==========

The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over:



                                         DECEMBER 31, 1997
                                       ---------------------
                                       (DOLLARS IN THOUSANDS)

Under 3 Months                               $  539,829

3 to 6 Months                                   324,399

6 to 12 Months                                  420,899

Over 12 Months                                  265,793
                                             ----------
         Total                               $1,550,920
                                             ==========

                  ITEM 1a. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following lists the executive officers of the Corporation. Information regarding the executive officers, their present positions held with the Corporation and its subsidiaries, their ages, and their principal occupations for the last five years are as follows:


                                 Position of Executive Officers
        Name                     with the Corporation and UPB              Age
---------------------------    ----------------------------------------   -----

Benjamin W. Rawlins, Jr.       Chairman and Chief Executive Officer         60
                               of the Corporation and UPB

Jackson W. Moore               President and Chief Operating Officer        49
                               of the Corporation and UPB

Jack W. Parker                 Executive Vice President and                 51
                               Chief Financial Officer of the
                               Corporation and UPB

M. Kirk Walters                Senior Vice President, Treasurer, and        57
                               Chief Accounting Officer of the
                               Corporation and UPB

James A. Gurley                Executive Vice President of the              64
                               Corporation and UPB

J. Armistead Smith             Executive Vice President and                 62
                               Senior Lending Officer of the
                               Corporation and UPB

Mr. Rawlins has been Chairman of the Corporation since April 1989, and Chairman of UPB from January 1986 until December 1996 when he was elected Vice Chairman. He has also served as Chief Executive Officer of the Corporation and UPB since September 1984. On January 1, 1998, he was reelected to the position of Chairman of UPB. Mr. Rawlins was President of the Corporation from September 1984 until he was elected Chairman.

Mr. Moore has been President of the Corporation since April 1989 and was elected President of UPB January 1, 1998. In April 1994, Mr. Moore was elected Chief Operating Officer of the Corporation and was elected to the same position with UPB January 1, 1998. He is also Chairman of PSB Bancshares, Inc., and is a Vice President and Director of its subsidiary, The Peoples Savings Bank (not an affiliate bank of the Corporation), located in Clanton, Alabama. He has served on the Boards of the Corporation and UPB since 1986.

Mr. Parker has been Executive Vice President and Chief Financial Officer of the Corporation and UPB since March 1990. From 1987 until being elected to these positions with the Corporation, he was an Executive Vice President of UPB and President of the Mortgage Banking Group of UPB.

Mr. Walters was elected Senior Vice President of the Corporation in November 1990 and has been Chief Accounting Officer since February 1990. He has been Treasurer of the Corporation since 1985. He was a Vice President of the Corporation from 1975 until he was elected to his current position. Mr. Walters has been an officer of UPB for more than twenty years and is currently a Senior Vice President.

Mr. Gurley was elected Executive Vice President of the Corporation in November 1990. He was a Vice President of the Corporation from 1980 until he was elected Executive Vice President. He has been an officer of UPB for more than twenty years and is currently an Executive Vice President.

Mr. Smith became Executive Vice President and Senior Lending Officer of the Corporation and UPB in April 1997. Prior to that, Mr. Smith was Vice Chairman of the Corporation from 1989 to 1994. In 1994 he became Chairman of the East Tennessee Region of UPB which later became Union Planters Bank of East Tennessee, N.A., headquartered in Knoxville. From 1992 to 1994, Mr. Smith was President of UPC's Community Bank Group.

                               ITEM 2. PROPERTIES

      The Corporation's corporate headquarters are located in the company-owned Union Planters Administrative Center at 7130 Goodlett Farms Parkway, Memphis, Tennessee, a three-building complex located near the center of Shelby County. In addition to being the corporate headquarters, it contains approximately 250,000 square feet of space and houses BankCards, Mortgage Servicing and Origination, Funds Management, Data Processing, Operations, Human Resources, Financial, Legal, Credit and Review, and Marketing. A 126,000-square-foot addition to the Administrative Center was completed in June 1997 to accommodate the growth related to the recent acquisitions, primarily the Leader Financial Corporation (Leader) acquisition. The total cost of this addition, including site improvements, was approximately $13.1 million. Certain space occupied previously by Leader was vacated and its occupants were moved to the new building which is expected to be more efficient than the vacated space. Savings are expected from this move but the amount thereof cannot be quantified at this time.

      UPB's headquarters is located in a 70,000 square-foot company-owned building at 6200 Poplar Avenue in East Memphis. In addition to its headquarters, the building also houses UPB's Commercial Group, Trust Group, and Retail Group Administration.

      As of March 1, 1998, the Corporation operated 195 banking offices in Tennessee, 142 in Mississippi, 28 in Florida, 51 in Missouri, 42 in Arkansas, 22 in Louisiana, 30 in Alabama, and 4 locations in Kentucky. The majority of these locations are owned. A majority-owned subsidiary, Capital Factors, Inc. has operations in leased facilities in Boca Raton and Ft. Lauderdale, Florida; Los Angeles, California; New York, New York; Charlotte, North Carolina; and Atlanta, Georgia. The subsidiaries also operate 675 twenty-four-hour automated teller locations.

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

      The Corporation's five banks located in Mississippi: Union Planters Bank of Mississippi, Union Planters Bank of Southern Mississippi, Union Planters Bank of Central Mississippi, Union Planters Bank of Northeast Mississippi,N.A., and Union Planters Bank of Northwest Mississippi (UPC Banks), which were merged into UPB January 1, 1998, are defendants in various suits related to the placement of collateral protection insurance(CPI) by the UPC Banks in the 1980s and early 1990s. On September 28,1995 and October 18,1995, two purported class actions were filed in the U. S. District Court for the Southern District of Mississippi. Both actions were consolidated and identified Vivian McCaskill as the representative of a class of persons who financed personal property through the UPC Banks and were force placed with Prudential Property and Casualty Insurance Company's (Prudential) collateral protection insurance. The consolidated action (Consolidated Action) names as defendants the UPC Banks, Prudential, National Underwriters of Delaware, Inc., and several Ross & Yerger entities and includes allegations that premiums were excessive and improperly calculated; coverages were improper and not disclosed; and improper payments were paid to the UPC Banks by the insurance companies, allegedly constituting violations of various state and federal laws and common law. The relief sought in the purported class actions includes actual damages, treble damages under certain statutes, other statutory damages, and unspecified punitive damages. The CPI programs appear to have been substantially similar in many respects to CPI programs of other Mississippi banks, often with the same insurance companies. Consequently, there are similar putative class actions pending against various Mississippi banks (including those against the UPC Banks), various insurance agencies, and companies based upon their CPI programs. During the fourth quarter of 1997 an agreement in principle was reached by the UPC Banks with attorneys for the putative class to settle the Consolidated Action within amounts previously established. Final agreement is subject to execution of a definitive agreement, court approval, and the UPC Banks' acceptance of the number of opt-outs from the class settlement. Eight individual actions filed in state and federal courts against the UPC Banks, with similar allegations, and seeking compensatory and punitive damages, remain pending. Other subsidiaries of the Corporation were involved in similar litigation relating to CPI on mobile home loans to Alabama borrowers. On June 8,1995, a suit was filed in

Greene County, Alabama, by Jeri Lynn Plowman and other individuals against American Bankers Insurance Company of Florida, Inc., Leader Federal Savings and Loan Association of Memphis, and seventeen other defendants requesting $200 million in punitive damages against each defendant (Plowman). On June 14, 1995, a counterclaim to a foreclosure suit was filed by the defendants in Leader Federal Bank v. Brown, et al (Brown) in the Circuit Court of Tuscaloosa County, Alabama, demanding judgment for compensatory damages and punitive damages of $10 million for alleged wrongdoing with respect to the CPI related to the defendant's loan. An agreement to settle Plowman and Brown was reached, and approval of the Circuit Court of Tuscaloosa County, Alabama, obtained (certifying as a class all Alabama residents whose mobile home loans were originated or assigned to Leader Federal and were charged for CPI from January 1, 1986 through October 1, 1996), in the fourth quarter of 1996, within amounts previously established and payments to class members were substantially completed during 1997. In January 1996, two individual suits were filed by Queen Ford (who was excepted from the class described above) in the Circuit Court of Greene County, Alabama, against Leader Federal Bank for Savings, a subsidiary, and an unrelated insurance company alleging wrongful placement of insurance on plaintiff's mobile home. One such case demanded compensatory damages of $5,000 and punitive damages of $20 million, while the other sought $10,000 in compensatory damages and $50 million in punitive damages. These suits were settled during 1997 for nominal amounts.

      In July 1991, UPNB was joined with nine other banks(including Leader Federal) as defendants in a civil action in the Circuit Court of Shelby County, Tennessee, which, as ultimately amended, alleged that the banks unlawfully conspired to fix the charges for checks drawn on insufficient funds and sought recovery for fees charged for deposited third-party checks which were returned uncollected. In March 1992, the state court proceeding was dismissed, which dismissal the Tennessee Court of Appeals affirmed. In 1995, the Tennessee Supreme Court reversed its earlier decision declining to review the state court action and agreed to hear plaintiffs' appeal. During the first quarter of 1997, the Tennessee Supreme Court denied plaintiffs' petition and petition to rehear, thus terminating this action. A related federal court action was terminated during the first quarter of 1996.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information required by Item 5 is included in Table 14 captioned "Selected Quarterly Data" included in the Corporation's 1997 Annual Report to Shareholders on pages 36 and 37, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The information required by Item 6 is included under the heading "Selected Financial Data" in the Corporation's 1997 Annual Report to Shareholders on page 8, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by Item 7 is included under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1997 Annual Report to Shareholders on pages 9 - 39, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 is included in the Corporation's 1997 Annual Report to Shareholders on pages 40 - 71, and in Table 14 captioned "Selected Quarterly Data" on pages 36 and 37, which pages are incorporated herein by reference.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 as to the directors of the Corporation is included under the heading "Proposal I: Election of Directors" on pages 2 - 6 and under the heading "Director Compensation" on page 6 of the definitive proxy statement of the Corporation to be used in soliciting proxies for the Annual Meeting of shareholders to be held on April 16, 1998 (Proxy Statement), which information is incorporated herein by reference.

      The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 as to compensation of directors and executive officers is included under the heading "Proposal I: Election of Directors" on pages 2 - 6 and under the heading "Certain Information as to Management" on pages 7 - 16 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 as to certain beneficial owners and management is included under the heading "Proposal I: Election of Directors" on pages 2 - 6 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 as to transactions and relationships with certain directors and executive officers of the Corporation and their associates is included under the heading "Certain Relationships and Transactions" on page 16 of the Proxy Statement, which information is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following audited consolidated financial statements of Union Planters Corporation and Subsidiaries, included in the Corporation's 1997 Annual Report to Shareholders, are incorporated herein by reference in response to Part II, Item 8:


                                                                    Page in
                                                                  Annual Report
                                                                  -------------

           Report of Management                                         40

           Report of Independent Accountants                            41

           Consolidated Balance Sheet -
           December 31, 1997 and 1996                                   42

           Consolidated Statement of Earnings -
           Years ended December 31, 1997, 1996, and 1995                43

           Consolidated Statement of Changes
           in Shareholders' Equity - Years ended
           December 31, 1997, 1996, and 1995                            44

           Consolidated Statement of Cash Flows -
           Years ended December 31,
           1997, 1996, and 1995                                         45

           Notes to Consolidated Financial Statements                   46

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

(b)       Reports on Form 8-K:

          Date of Current Report               Subject
          ----------------------    -------------------------------------------

            October 16, 1997        Press Release announcing Third Quarter 1997
                                    operating results

            November 17, 1997       Announcement of an agreement to acquire
                                    Peoples First Corporation

            January 15, 1998        Press Release announcing Fourth Quarter 1997
                                    and annual operating results

            February 23, 1998       Announcement of an agreement to acquire
                                    Magna Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNION PLANTERS CORPORATION
                                  (Registrant)

                        By: /s/ Benjamin W. Rawlins, Jr.
         --------------------------------------------------------------
         Benjamin W. Rawlins, Jr., Chairman and Chief Executive Officer


Date: March 16, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 1998.

/s/ Benjamin W. Rawlins, Jr.                 /s/ Jack W. Parker
----------------------------------------     ----------------------------------
Benjamin W. Rawlins, Jr.                     Jack W. Parker
Chairman, Chief Executive Officer, and       Executive Vice President and
Director                                     Chief Financial Officer


/s/ Jackson W. Moore                         /s/ M. Kirk Walters
----------------------------------------     ----------------------------------
Jackson W. Moore                             M. Kirk Walters
President, Chief Operating Officer, and      Senior Vice President, Treasurer,
Director                                     and Chief Accounting Officer


/s/ Albert M. Austin
----------------------------------------     ----------------------------------
Albert M. Austin                             Stanley D. Overton
Director                                     Director


/s/ Edgar H. Bailey                          /s/ Dr. V. Lane Rawlins
----------------------------------------     ----------------------------------
Edgar H. Bailey                              Dr. V. Lane Rawlins
Director                                     Director


/s/ Marvin E. Bruce                          /s/ Donald F. Schuppe
----------------------------------------     ----------------------------------
Marvin E. Bruce                              Donald F. Schuppe
Director                                     Director


/s/ George W. Bryan
----------------------------------------     ----------------------------------
George W. Bryan                              Mike P. Sturdivant
Director                                     Director


/s/ James E. Harwood                         /s/ David M. Thomas
----------------------------------------     ----------------------------------
James E. Harwood                             David M. Thomas
Director                                     Director


/s/ Parnell S. Lewis, Jr.
----------------------------------------     ----------------------------------
Parnell S. Lewis, Jr.                        Richard A. Trippeer, Jr.
Director                                     Director


/s/ C. J. Lowrance III                       /s/ Spence L. Wilson
----------------------------------------     ----------------------------------
C. J. Lowrance III                           Spence L. Wilson
Director                                     Director

                                 EXHIBIT INDEX


2(a)     Agreement and Plan of Reorganization by and between Magna Bancorp, Inc.
         and Union Planters Corporation dated as of May 8, 1997 (incorporated by reference to Exhibit 2(a) to Union Planters Corporation's Quarterly
         Report on Form 10-Q dated March 31, 1997, Commission File No. 1-10160)

2(b) Agreement and Plan of Merger, dated as of August 12, 1997, by and between Union Planters Corporation and Capital Bancorp (incorporated by reference to Exhibit 2.1 to Union Planters Corporation's Current Report on Form 8-K dated August 12, 1997, Commission File No. 1-10160)

2(c) Agreement and Plan of Merger, dated as of November 17, 1997, by and between Union Planters Holding Corporation and Peoples First
         Corporation and joined in by Union Planters Corporation (incorporated by reference to Exhibit 2.1 to Union Planters Corporation's Current
         Report on Form 8-K dated November 17, 1997, Commission File No.
         1-10160)

2(d) Agreement and Plan of Merger, dated as of March 8, 1996, by and between Union Planters Corporation and Leader Financial Corporation
         (incorporated by reference to Exhibit 2.1 to Union Planters
         Corporation's Current Report on Form 8-K dated March 8, 1996, filed on
         March 13, 1996, Commission File No. 1-10160)

3(a)     Restated Charter of Incorporation, as most recently amended on February
         20, 1997, of Union Planters Corporation (incorporated by reference to
         Exhibit 3(a) to Union Planters Corporation's Annual Report on Form 10-K dated December 31, 1996, Commission File No. 1-10160)

3(b) Amended and Restated Bylaws, as most recently amended on February 20, 1997, of Union Planters Corporation (incorporated by reference to
         Exhibit 3(b) to Union Planters Corporation's Annual Report on Form 10-K dated December 31, 1996, Commission File No. 1-10160)

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

4(c)     Subordinated Indenture dated as of October 15, 1993 between the
         Corporation and The First National Bank of Chicago as Trustee (3)

4(d)     Form of Subordinated Debt Security (6.25% Subordinated Notes due 2003)
         (4)

4(e)     Form of Subordinated Debt Security (6 3/4% Subordinated Notes due 2005)
         (5)

4(f) All instruments defining the rights of the holders of the "Corporation-obligated Mandatorily Redeemable Capital Pass-through
         Securities of Subsidiary Trust holding solely a Corporation Guaranteed
         Related Subordinated Note issued by Union Planters Corporation," including the Indenture dated as of December 12, 1996, the First
         Supplemental Indenture, the Amended and Restated Declaration of Trust, the Capital Securities Guarantee Agreement and the Global Securities representing the interests of such holders, which instruments are not being filed herewith in reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K and the related AGREEMENT PURSUANT TO ITEM
         601(b)(4)(iii)(A) OF REGULATION S-K dated March 16, 1998 of Union
         Planters Corporation filed with the Commission, a copy of which is
         Exhibit 4(g) hereto

4(g)     Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) OF
         REGULATION S-K dated March 16, 1998 (filed herewith)

10(a)    Amended and Restated Employment Agreement between Union Planters
         Corporation and Benjamin W. Rawlins, Jr., (incorporated by reference to
         Exhibit 10(a) to Union Planters Corporation's Quarterly Report on Form
         10-Q dated March 31, 1997, Commission File No. 1-10160)

10(b)    Amended and Restated Employment Agreement between Union Planters
         Corporation and Jackson W. Moore (incorporated by reference to Exhibit
         10(b) to Union Planters Corporation's Quarterly Report on Form 10-Q dated March 31, 1997, Commission File No. 1-10160)

10(c)    Employment Agreement between Union Planters Corporation and J.
         Armistead Smith (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K dated December 31, 1992)

10(d) Deferred Compensation Agreements between Union Planters Corporation and certain highly compensated officers (specimen copy) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K dated
         December 31, 1989, filed on March 26, 1990, Commission File No. 0-6919)

10(e)    Union Planters Corporation 1983 Stock Incentive Plan as amended January
         18, 1990 and approved by shareholders on April 20, 1990 (1)

10(f)    Union Planters Corporation 1992 Stock Incentive Plan as Amended and
         Restated October 17, 1996 and approved by shareholders April 17, 1997
         (incorporated by reference to Exhibit 10(c) to Union Planters
         Corporation's Quarterly Report on Form 10-Q dated March 31, 1997
         Commission File No. 1-10160)

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

10(i)    Amendment to Union Planters Corporation Supplemental Executive
         Retirement Plan for Executive Officers (incorporated by reference to
         Exhibit 10(d) to the Quarterly Report on Form 10-Q dated March 31,
         1997, Commission File No. 1-10160)

10(j)    Union Planters Corporation Executive Deferred Compensation Plan for
         Executives as Amended (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 1997 Commission File
         No. 1-10160)

10(k)    Stock Option Agreement, dated March 9, 1996, issued by Leader Financial
         Corporation to Union Planters Corporation (incorporated by reference to
         Exhibit 2.2 to Union Planters Corporation's Current Report on Form 8-K dated March 8, 1996, filed on March 13, 1996, Commission File No.
         1-10160)

10(l)    Amendment No. 1 to Union Planters Corporation's Deferred Compensation
         Plan for Executives (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q dated March 31, 1997, Commission file No.
         1-10160).

10(m)    Union Planters Corporation Supplemental Executive Retirement Plan for
         Executive Officers (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 1995, Commission File
         No. 1-10160)

11 Computation of Per Share Earnings (incorporated by reference to Note 16 on pages 66 and 67 to the Registrant's 1997 consolidated financial statements included as Exhibit 13 herein)

13       1997 Annual Report to Security Holders (filed herewith)

21       Subsidiaries of the Registrant (filed herewith)

23       Consent of Price Waterhouse LLP (filed herewith)

27       Financial Data Schedule (for SEC use only) (filed herewith)

--------------------
(1) Incorporated by reference to Exhibit 4(a) filed as part of Registration Statement No. 33-35928, filed July 23, 1990

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