Form 10-Q
period 1998-03-31
UNION PLANTERS CORP
filed 1998-05-15
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___ to ___.

Commission File No. 1-10160
                   ---------
                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

      Tennessee                                        62-0859007
-------------------------                    -------------------------------
(State of incorporation)                    (IRS Employer Identification No.)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway

                            Memphis, Tennessee 38018
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 580-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                   No
                                ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                         Outstanding  at April 30, 1998
-------------------------              ------------------------------
Common stock $5 par value                        84,893,432

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                      INDEX

                                                                                                               Page

PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - March 31, 1998,
                March 31, 1997, and December 31, 1997............................................................3

           b)   Consolidated Statement of Earnings -
                Three Months Ended March 31, 1998 and 1997.......................................................4

           c)   Consolidated Statement of Changes in Shareholders' Equity -
                Three Months Ended March 31, 1998 ...............................................................5

           d)   Consolidated Statement of Cash Flows -
                Three Months Ended March 31, 1998 and 1997.......................................................6

           e)   Notes to Unaudited Consolidated Financial Statements.............................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................................................14

      Item 3.   Quantitative and Qualitative Disclosures about
                Market Risk.....................................................................................27

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings...............................................................................30

      Item 2.   Changes in Securities...........................................................................30

      Item 3.   Defaults Upon Senior Securities.................................................................30

      Item 4.   Submission of Matters to a Vote of Security Holders.............................................30

      Item 5.   Other Information...............................................................................30

      Item 6.   Exhibits and Reports on Form 8-K................................................................30

      Signatures................................................................................................32

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                                           MARCH 31,
                                                                                -----------------------------    DECEMBER 31,
                                                                                    1998            1997            1997
                                                                                -------------   -------------   -------------
                                                                                          (DOLLARS IN THOUSANDS)
ASSETS

  Cash and due from banks ...................................................   $     660,528   $     650,753   $     816,472
  Interest-bearing deposits at financial institutions .......................          20,425          48,942          24,490
  Federal funds sold and securities purchased under agreements to resell ....         309,415          73,271         109,192
  Trading account assets ....................................................         163,698         209,979         187,419
  Loans held for resale .....................................................         253,021         134,214         170,742
  Available for sale investment securities (Amortized cost: $3,237,613,
    $3,426,554, and $3,185,002, respectively) ...............................       3,287,664       3,449,824       3,247,680
  Loans .....................................................................      12,754,653      12,594,929      12,687,089
    Less: Unearned income ...................................................         (26,994)        (34,091)        (28,525)
          Allowance for losses on loans .....................................        (223,837)       (192,943)       (225,389)
                                                                                -------------   -------------   -------------
       Net loans ............................................................      12,503,822      12,367,895      12,433,175
  Premises and equipment, net ...............................................         338,799         332,569         330,703
  Accrued interest receivable ...............................................         196,595         228,013         204,504
  FHA/VA claims receivable ..................................................         138,626          90,431         134,112
  Mortgage servicing rights .................................................          98,089          63,926          61,346
  Goodwill and other intangibles ............................................          78,927          63,172          52,655
  Other assets ..............................................................         364,005         341,927         332,589
                                                                                -------------   -------------   -------------
          TOTAL ASSETS ......................................................   $  18,413,614   $  18,054,916   $  18,105,079
                                                                                =============   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits

     Noninterest-bearing ....................................................   $   2,290,776   $   2,188,123   $   2,323,367
     Certificates of deposit of $100,000 and over ...........................       1,417,728       1,384,986       1,426,751
     Other interest-bearing .................................................       9,872,723       9,813,288       9,690,151
                                                                                -------------   -------------   -------------
          Total deposits ....................................................      13,581,227      13,386,397      13,440,269
  Short-term borrowings .....................................................         442,051         611,757         831,627
  Short-and medium-term bank notes ..........................................         135,000         350,000         135,000
  Federal Home Loan Bank advances ...........................................         846,291         902,285         703,996
  Other long-term debt ......................................................       1,022,644         594,782         710,908
  Accrued interest, expenses, and taxes .....................................         182,422         181,161         145,452
  Other liabilities .........................................................         394,537         365,171         390,961
                                                                                -------------   -------------   -------------
          TOTAL LIABILITIES .................................................      16,604,172      16,391,553      16,358,213
                                                                                -------------   -------------   -------------

  Commitments and contingent liabilities ....................................              --              --              --
  Shareholders' equity
    Convertible preferred stock .............................................          36,972          71,937          54,709
    Common stock, $5 par value; 300,000,000 shares authorized;
       83,865,183 issued and outstanding (79,561,731 at March 31, 1997,
       and 81,650,946 at December 31, 1997) .................................         419,326         397,809         408,255
    Additional paid-in capital ..............................................         272,157         168,258         193,032
    Retained earnings .......................................................       1,060,029       1,021,510       1,061,670
    Unearned compensation ...................................................          (9,550)        (10,377)         (9,529)
    Unrealized gain on available for sale securities ........................          30,508          14,226          38,729
                                                                                -------------   -------------   -------------
          TOTAL SHAREHOLDERS' EQUITY ........................................       1,809,442       1,663,363       1,746,866
                                                                                -------------   -------------   -------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................   $  18,413,614   $  18,054,916   $  18,105,079
                                                                                =============   =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                       -------------------------------------------
                                                                                                 1998                  1997
                                                                                       --------------------   --------------------
                                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans .......................................................   $            292,160   $            287,605
  Interest on investment securities
    Taxable ........................................................................                 41,475                 47,245
    Tax-exempt .....................................................................                  7,066                  7,310
  Interest on deposits at financial institutions ...................................                    424                    438
  Interest on federal funds sold and securities purchased under agreements to resell                  2,710                  2,423
  Interest on trading account assets ...............................................                  3,020                  4,492
  Interest on loans held for resale ................................................                  2,280                  1,616
                                                                                       --------------------   --------------------
          Total interest income ....................................................                349,135                351,129
                                                                                       --------------------   --------------------

INTEREST EXPENSE

  Interest on deposits .............................................................                124,085                122,366
  Interest on short-term borrowings ................................................                  6,016                 11,309
  Interest on long-term debt .......................................................                 28,327                 26,864
                                                                                       --------------------   --------------------
          Total interest expense ...................................................                158,428                160,539
                                                                                       --------------------   --------------------

          NET INTEREST INCOME ......................................................                190,707                190,590
PROVISION FOR LOSSES ON LOANS ......................................................                 17,909                 22,004
                                                                                       --------------------   --------------------

          NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS ..................                172,798                168,586
                                                                                       --------------------   --------------------

NONINTEREST INCOME
  Service charges on deposit accounts ..............................................                 25,746                 26,242
  Mortgage servicing income ........................................................                 16,191                 14,921
  Bank card income .................................................................                  7,498                  7,781
  Factoring commissions ............................................................                  7,304                  6,824
  Trust service income .............................................................                  2,407                  2,413
  Profits and commissions from trading activities ..................................                  1,847                  2,131
  Investment securities gains ......................................................                  5,215                    173
  Other income .....................................................................                 29,510                 22,499
                                                                                       --------------------   --------------------
          Total noninterest income .................................................                 95,718                 82,984
                                                                                       --------------------   --------------------

NONINTEREST EXPENSE
  Salaries and employee benefits ...................................................                 73,230                 70,266
  Net occupancy expense ............................................................                 10,644                 10,737
  Equipment expense ................................................................                 10,997                 10,402
  Other expense ....................................................................                 58,753                 57,241
                                                                                       --------------------   --------------------
          Total noninterest expense ................................................                153,624                148,646
                                                                                       --------------------   --------------------

          EARNINGS BEFORE INCOME TAXES .............................................                114,892                102,924
Applicable income taxes ............................................................                 40,320                 36,479
                                                                                       --------------------   --------------------
          NET EARNINGS .............................................................   $             74,572   $             66,445
                                                                                       ====================   ====================

          NET EARNINGS APPLICABLE TO COMMON SHARES .................................   $             73,937   $             64,949
                                                                                       ====================   ====================

EARNINGS PER COMMON SHARE (NOTE 11)

          Basic ....................................................................   $                .89   $                .82
          Diluted ..................................................................                    .86                    .79

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)

          Basic ....................................................................                 83,379                 78,904
          Diluted ..................................................................                 86,974                 84,465


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                           UNREALIZED
                                                                                                            GAIN ON
                                       CONVERTIBLE               ADDITIONAL                                AVAILABLE
                                        PREFERRED     COMMON      PAID-IN     RETAINED        UNEARNED     FOR SALE
                                          STOCK       STOCK       CAPITAL     EARNINGS      COMPENSATION   SECURITIES      TOTAL
                                       -----------  ----------   ----------   -----------   ------------   ----------   -----------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1998 ........      $    54,709  $  408,255   $  193,032   $ 1,061,670   $     (9,529)  $   38,729   $1,746,866
Comprehensive income
  Net earnings ..................               --          --           --        74,572             --           --       74,572
  Other comprehensive income,
   net of taxes:
   Net change in the
     unrealized gain on
     available for sale
     securities .................               --          --           --            --             --       (8,221)      (8,221)
                                       -----------  ----------   ----------   -----------   ------------   ----------   ----------
      Total comprehensive
         income .................               --          --           --        74,572             --       (8,221)      66,351
Cash dividends
  Common stock, $.50 per share ..               --          --           --       (41,891)            --           --      (41,891)
  Preferred stock, $.50 per share               --          --           --          (635)            --           --         (635)
Common stock issued under
  employee benefit plans and
  dividend reinvestment plan,
  net of stock exchanged ........               --       4,009       12,692            --            (21)          --       16,680
Issuance of common stock for
  acquisitions ..................               --       5,763       55,151            --             --           --       60,914
Conversion of preferred stock ...          (17,737)      4,435       13,302            --             --           --           --
Common stock repurchased for
use in business combinations ....               --      (3,136)      (2,020)      (33,687)            --           --      (38,843)
                                       -----------  ----------   ----------   -----------   ------------   ----------   ----------
BALANCE, MARCH 31, 1998 .........      $    36,972  $  419,326   $  272,157   $ 1,060,029   $     (9,550)  $   30,508   $1,809,442
                                       ===========  ==========   ==========   ===========   ============   ==========   ==========


                                                                           TAX          NET OF
                                                         BEFORE-TAX      (EXPENSE)       TAX
                                                           AMOUNT         BENEFIT       AMOUNT
                                                         ----------     ----------     ---------
DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Net change in the unrealized gains on
     available for sale securities arising
     during the period ...................               $   (8,240)    $    3,205     $   (5,035)
  Less: reclassification for gains
          included in net income .........                    5,215         (2,029)         3,186
                                                         ----------     ----------     ----------
Net change in the unrealized gain on
 available for sale securities ...........               $  (13,455)    $    5,234     $   (8,221)
                                                         ==========     ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                              --------------------------------------
                                                                                                    1998                 1997
                                                                                              -----------------    -----------------
                                                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES

  Net earnings.......................................................................           $    74,572          $    66,445
  Reconciliation of net earnings to net cash provided by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA foreclosure claims..                19,153               22,983
    Depreciation and amortization of premises and equipment..........................                 8,611                8,559
    Amortization and write-off of intangibles........................................                 7,067                6,980
    Net accretion of investment securities...........................................                (1,095)              (2,436)
    Net realized gains on sales of investment securities.............................                (5,215)                (116)
    Deferred income tax (benefit) expense............................................                (1,099)               2,594
    (Increase) decrease in assets
        Trading account assets and loans held for resale.............................               (58,558)              67,588
        Other assets.................................................................               (56,388)              54,015
    Increase in accrued interest, expenses, taxes, and other liabilities.............                37,257               13,887
    Other, net.......................................................................                   221                   65
                                                                                                -----------          -----------
          Net cash provided by operating activities                                                  24,526              240,564
                                                                                                -----------          -----------

INVESTING ACTIVITIES

  Net decrease (increase) in short-term investments..................................                 4,065              (28,454)
  Proceeds from sales of available for sale securities...............................               445,270               18,219
  Proceeds from maturities, calls, and prepayments of available for sale securities..               348,971              365,771
  Purchases of available for sale securities.........................................              (816,816)            (441,606)
  Net decrease (increase) in loans...................................................               215,794              (67,157)
  Net cash received from acquisitions of financial institutions......................                 2,591                  218
  Purchases of premises and equipment, net...........................................               (10,372)              (6,507)
                                                                                                -----------          -----------
          Net cash provided (used) by investing activities...........................               189,503             (159,516)
                                                                                                -----------          -----------

FINANCING ACTIVITIES
  Net decrease in deposits...........................................................               (58,951)            (127,747)
  Net decrease in short-term borrowings..............................................              (389,576)            (133,068)
  Proceeds from long-term debt, net..................................................               454,563              239,017
  Repayment of long-term debt........................................................              (109,574)            (314,485)
  Proceeds from issuance of common stock.............................................                15,393                9,446
  Purchase and retirement of common stock............................................               (38,843)                 --
  Cash dividends paid................................................................               (42,762)             (25,227)
                                                                                                -----------        -------------
          Net cash used by financing activities......................................              (169,750)            (352,064)
                                                                                                -----------          -----------
  Net increase (decrease) in cash and cash equivalents...............................                44,279             (271,016)
  Cash and cash equivalents at the beginning of the period...........................               925,664              995,040
                                                                                                -----------          -----------
  Cash and cash equivalents at the end of the period.................................           $   969,943          $   724,024
                                                                                                ===========          ===========

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest.........................................................................           $   147,531          $  152,785
    Income taxes.....................................................................                 3,168               4,730
  Unrealized gain on available for sale securities...................................                50,051              23,270


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

      The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1997 Annual Report to Shareholders, (1997 Annual Report), a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 10-K). Certain 1997 amounts have been reclassified to be consistent with the 1998 financial reporting presentation.

      Effective January 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which are reflected in the Consolidated Statement of Changes in Shareholders' Equity.

NOTE 2.  ACQUISITIONS

CONSUMMATED ACQUISITIONS

      In a transaction accounted for as a purchase, the Corporation acquired Sho-Me Financial Corporation (Sho-Me) on January 1, 1998, exchanging 1,153,459 shares of the Corporation's common stock for all of the outstanding common stock of Sho-Me. Total assets were $373.8 million at the date of acquisition. Goodwill of $29.2 million resulted from the transaction.

      Reference is made to Note 2 of the consolidated financial statements on pages 49 through 50 of the 1997 Annual Report for information regarding acquisitions completed in 1997.

RECENTLY COMPLETED ACQUISITION - CONSUMMATED SUBSEQUENT TO MARCH 31, 1998

                                                                                                                   APPROXIMATE
                                                     DATE OF            APPROXIMATE           METHOD OF            TOTAL ASSETS
                INSTITUTION                       CONSUMMATION         CONSIDERATION          ACCOUNTING         AT MARCH 31, 1998
--------------------------------------------     ----------------     ----------------     -----------------    --------------------
                                                                                                                    (DOLLARS IN
                                                                                                                     MILLIONS)
Security Bancshares, Inc............                 4/1/98           490,821 shares          Pooling of               $146
  Des Arc, Arkansas                                                   of common stock         interests

PENDING ACQUISITIONS

      Through its acquisition program, the Corporation has the following pending acquisitions which are considered probable of consummation.

                                                                                      ANTICIPATED
                                                              APPROXIMATE               METHOD OF               APPROXIMATE
                 INSTITUTION                                 CONSIDERATION             ACCOUNTING            TOTAL ASSETS (1)
------------------------------------------------------    --------------------     --------------------     --------------------
                                                                                                                (DOLLARS IN
                                                                                                                  MILLIONS)
Magna Group, Inc. (MGR)..............................        35,446,000 shares          Pooling of               $    7,630
  St. Louis, Missouri (2)                                    of common stock            interests

Peoples First Corporation............................        6,338,000 shares           Pooling of                    1,493
  Paducah, Kentucky                                          of common stock            interests

Purchase of 24 branches and assumption...............        $110 million               Purchase                      1,465
  of $1.5 billion of deposits of                             deposit premium
  California Federal Bank in Florida                         in cash

AMBANC Corporation...................................        3,398,000 shares           Pooling of                      734
  Vincennes, Indiana                                         of common stock            interests

Merchants Bancshares, Inc............................        1,952,000 shares           Pooling of                      552
  Houston, Texas                                             of common stock            interests

Transflorida Bank....................................        1,655,000 shares           Pooling of                      318
  Boca Raton, Florida                                        of common stock            interests

C B & T, Inc.........................................        1,450,000 shares           Pooling of                      271
  McMinnville, Tennessee                                     of common stock            interests

Capital Savings Bancorp, Inc.........................        801,000 shares             Pooling of                      232
  Jefferson City, Missouri                                   of common stock            interests

First National Bancshares of Wetumpka, Inc...........        836,000 shares             Pooling of                      217
  Wetumpka, Alabama                                          of common stock            interests

Alvin Bancshares, Inc................................        424,000 shares             Pooling of                      121
  Alvin, Texas                                               of common stock            interests

First Community Bancshares, Inc......................        126,000 shares             Pooling of                       41
  Middleton, Tennessee                                       of common stock            interests

Duck Hill Bank.......................................        42,000 shares              Purchase                         20
  Duck Hill, Mississippi                                     of common stock                                     ----------
          TOTAL......................................                                                            $   13,094
                                                                                                                 ==========

----------------------
(1)   Approximate total assets at March 31, 1998.

(2) MGR entered into a definitive agreement to acquire Charter Financial, Inc. and its wholly owned thrift subsidiary CharterBank, S.B. (collectively, "Charter"), headquartered in Sparta, Illinois. The acquisition was consummated May 1, 1998. At March 31, 1998 Charter had total assets of approximately $379 million, total deposits of approximately $280 million, and total shareholders' equity of approximately $60.3 million. The acquisition was accounted for as a purchase. The approximate total assets of Charter are included in the MGR total assets shown above.

NOTE 3.  LOANS

      Loans are summarized by type as follows:

                                                                            MARCH 31,
                                                               -------------------------------------       DECEMBER 31,
                                                                    1998                 1997                  1997
                                                               ----------------     ----------------     -----------------
                                                                                 (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural..............            $ 1,979,718          $ 1,880,293          $ 1,940,781
Foreign..............................................                180,255              139,333              207,343
Accounts receivable - factoring......................                572,585              483,216              579,067
Real estate - construction...........................                663,664              532,459              639,696
Real estate - mortgage
  Secured by 1-4 family residential..................              3,725,745            3,673,620            3,603,097
  FHA/VA government-insured/guaranteed...............              1,228,769            1,592,665            1,319,553
  Other mortgage.....................................              2,125,086            1,854,608            2,055,420
Home equity..........................................                294,110              238,933              290,634
Consumer
  Credit cards and related plans.....................                515,616              629,098              558,705
  Other consumer.....................................              1,401,940            1,500,023            1,427,756
Direct lease financing...............................                 67,165               70,681               65,037
                                                                 -----------          -----------          -----------
          TOTAL LOANS................................            $12,754,653          $12,594,929          $12,687,089
                                                                 ===========          ===========          ===========

      Nonperforming loans are summarized as follows:

                                                                           MARCH 31,           DECEMBER 31,
                                                                             1998                 1997
                                                                        ----------------     ----------------
                                                                               (DOLLARS IN THOUSANDS)

NONACCRUAL LOANS
  Domestic....................................................            $    91,227          $    94,488
  Foreign.....................................................                     51                   96
RESTRUCTURED LOANS............................................                  1,862               10,021
                                                                          -----------          -----------
          TOTAL NONPERFORMING LOANS...........................            $    93,140          $   104,605
                                                                          ===========          ===========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS ON NONACCRUAL STATUS           $    13,606          $    14,794
                                                                          ===========          ===========


NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

      The changes in the allowance for losses on loans for the three months ended March 31, 1998 are summarized as follows (Dollars in thousands):


BALANCE, JANUARY 1, 1998.........................................................................             $   225,389
Provision for losses on loans....................................................................                  17,909
Recoveries of loans previously charged off.......................................................                   4,881
Loans charged off................................................................................                 (27,744)
Increase due to acquisitions.....................................................................                   3,402
                                                                                                              -----------
BALANCE, MARCH 31, 1998..........................................................................             $   223,837
                                                                                                              ===========

      As of March 31, 1998, the amount of the Corporation's impaired loans and the disclosures related thereto were not significant.

NOTE 5.  INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities are summarized as follows:

                                                                                      MARCH 31, 1998
                                                      ----------------------------------------------------------------------------
                                                                                    UNREALIZED
                                                         AMORTIZED         --------------------------------------
                                                            COST                GAINS                LOSSES            FAIR VALUE
                                                      -----------------    -----------------    -----------------    -------------
                                                                                  (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury...................................       $  598,697           $   3,680            $     146          $  602,231
  U.S. Government agencies
    Collateralized mortgage obligations...........          146,305               1,262                   90             147,477
    Mortgage-backed...............................          401,770              12,073                  267             413,576
    Other.........................................        1,390,270               9,051                  834           1,398,487
                                                         ----------           ---------            ---------          ----------
          Total U.S. Government obligations.......        2,537,042              26,066                1,337           2,561,771
Obligations of states and political subdivisions..          483,574              25,299                  520             508,353
Other stocks and securities.......................          216,997                 748                  205             217,540
                                                         ----------           ---------            ---------          ----------
          TOTAL AVAILABLE FOR SALE SECURITIES.....       $3,237,613           $  52,113            $   2,062          $3,287,664
                                                         ==========           =========            =========          ==========



                                                                                     DECEMBER 31, 1997
                                                      ----------------------------------------------------------------------------
                                                                                        UNREALIZED
                                                         AMORTIZED         --------------------------------------
                                                            COST                GAINS                LOSSES            FAIR VALUE
                                                      -----------------    -----------------    -----------------    -------------
                                                                                  (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury...................................       $  727,600           $   4,045            $     205          $  731,440
  U.S. Government agencies
    Collateralized mortgage obligations...........          101,236               1,302                  100             102,438
    Mortgage-backed...............................          633,184              20,260                  269             653,175
    Other.........................................        1,074,061               9,268                  764           1,082,565
                                                         ----------           ---------            ---------          ----------
          Total U.S. Government obligations.......        2,536,081              34,875                1,338           2,569,618
Obligations of states and political subdivisions..          480,702              28,871                  431             509,142
Other stocks and securities.......................          168,219                 983                  282             168,920
                                                         ----------           ---------            ---------          ----------
          TOTAL AVAILABLE FOR SALE SECURITIES.....       $3,185,002           $  64,729            $   2,051          $3,247,680
                                                         ==========           =========            =========          ==========

      Investment securities having a fair value of approximately $1.4 billion and $1.5 billion at March 31, 1998 and December 31, 1997, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank advances.

      The following table presents the gross realized gains and losses on available for sale investment securities for the three months ended March 31, 1998 and 1997.

                                                                 REALIZED GAINS                            REALIZED LOSSES
                                                      --------------------------------------    ----------------------------------
                                                            1998                 1997               1998                1997
                                                        -----------          -----------         ------------        -----------
                                                                                  (DOLLARS IN THOUSANDS)

Available for sale securities...............            $     5,286          $       188          $       (71)       $       (15)
                                                        ===========          ===========          ===========        ===========

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------------------
                                                                                      1998                 1997
                                                                                -----------------    -----------------
                                                                                       (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME

  Gain on sale of branches/deposits and other selected assets..........           $     1,026          $       500
  Gain on sale of residential mortgages................................                 3,129                1,043
  Customer ATM usage fees..............................................                 3,036                2,993
  Insurance commissions................................................                 3,072                2,641
  Annuity sales income.................................................                 1,087                1,831
  Brokerage fee income.................................................                 2,138                1,302
  Letters of credit fees...............................................                 1,057                1,208
  VSIBG partnership earnings...........................................                 1,005                  679
  Other income.........................................................                13,960               10,302
                                                                                  -----------          -----------
          TOTAL OTHER NONINTEREST INCOME...............................           $    29,510          $    22,499
                                                                                  ===========          ===========

OTHER NONINTEREST EXPENSE

  Amortization of mortgage servicing rights............................           $     4,126          $     4,256
  Amortization of goodwill and other intangibles.......................                 2,941                2,724
  Other contracted services............................................                 4,456                5,612
  Stationery and supplies..............................................                 5,276                5,085
  Postage and carrier..................................................                 4,577                4,255
  Advertising and promotion............................................                 3,379                3,637
  Communications.......................................................                 4,320                3,507
  Other personnel services.............................................                 2,566                2,354
  Other real estate expense............................................                 1,542                1,504
  Miscellaneous charge-offs............................................                 2,397                2,193
  Legal fees...........................................................                 1,922                1,890
  Provision for losses on FHA/VA foreclosure claims....................                   326                  706
  Taxes other than income..............................................                 1,772                1,621
  Travel...............................................................                 1,495                1,334
  Consultant fees......................................................                   838                1,079
  Merchant credit card charges.........................................                 1,323                1,209
  Dues, subscriptions, and contributions...............................                 1,226                1,167
  Brokerage and clearing fees on trading activities....................                 1,491                1,284
  Accounting and audit fees............................................                 1,074                  826
  Insurance............................................................                   471                  850
  FDIC insurance.......................................................                   827                  784
  Federal Reserve fees.................................................                   818                  711
  Other expense........................................................                 9,590                8,653
                                                                                  -----------          -----------
          TOTAL OTHER NONINTEREST EXPENSE..............................           $    58,753          $    57,241
                                                                                  ===========          ===========

NOTE 7.  INCOME TAXES

      Applicable income taxes for the three months ended March 31, 1998, were $40.3 million, resulting in an effective tax rate of 35.1%. Applicable income taxes for the same period in 1997 were $36.5 million, resulting in an effective tax rate of 35.4%. The variances from federal statutory rates (35% for both years) are attributable to the level of tax-exempt income from investment securities and loans and the effect of state income taxes. The tax expense applicable to investment securities gains for the three months ended March 31, 1998 and 1997 were $2.0 million and $67,000, respectively.

      At March 31, 1998, the Corporation had a net deferred tax asset of $99.5 million compared to $94.8 million at December 31, 1997. The net deferred tax asset includes a deferred liability related to the net unrealized gain on available for sale securities of $19.5 million and $24.2 million at those dates, respectively. Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.

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

      Short-term borrowings are summarized as follows:

                                                                                     MARCH 31,
                                                                        -------------------------------------      DECEMBER 31,
                                                                             1998                 1997                 1997
                                                                        ----------------     ----------------     ----------------
                                                                                         (DOLLARS IN THOUSANDS)
Balances at quarter end:
Federal funds purchased and securities sold under agreements to           $   440,896          $   376,582          $   754,939
repurchase....................................................
FHLB advances.................................................                     77              232,977               75,060
Other short-term borrowings...................................                  1,078                2,198                1,628
                                                                          -----------          -----------          -----------
          Total short-term borrowings.........................            $   442,051          $   611,757          $   831,627
                                                                          ===========          ===========          ===========

Federal funds purchased and securities sold under agreements to repurchase
  Daily average balance.......................................            $   480,873          $   435,474          $   503,514
  Weighted average interest rate..............................                   4.86%                4.70%                4.92%

SHORT- AND MEDIUM-TERM BANK NOTES

      The Corporation's principal subsidiary, Union Planters Bank, National Association (UPB), has a $1 billion short- and medium-term bank note program to supplement UPB's funding sources. Under the program UPB may from time to time issue bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Bank Notes) and bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Bank Notes). At March 31, 1998 and December 31, 1997, UPB had no Short-Term Bank Notes outstanding. A summary of the Medium-Term Bank Notes follows.

                                                                MARCH 31, 1998      DECEMBER 31, 1997
                                                               ----------------     ------------------
                                                                       (DOLLARS IN THOUSANDS)
Balances at period end...............................            $   135,000          $   135,000
Variable-rate notes..................................                     --                   --
Fixed-rate notes.....................................                135,000              135,000
Range of maturities..................................           8/98 - 10/01         8/98 - 10/01

FEDERAL HOME LOAN BANK (FHLB) ADVANCES

      Certain of the Corporation's banking and thrift subsidiaries had outstanding advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At March 31, 1998, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                                                                     MARCH 31,
                                                                        -------------------------------------      DECEMBER 31,
                                                                             1998                 1997                 1997
                                                                        ----------------     ----------------     ----------------
                                                                                         (DOLLARS IN THOUSANDS)
Balance at period end.........................................            $   846,291          $   902,285          $   703,996
Range of interest rates.......................................             3.25%-8.95%          3.25%-9.00%          3.25%-8.95%
Range of maturities...........................................              1998-2017            1998-2025            1998-2017

OTHER LONG-TERM DEBT

      The Corporation's other long-term debt is summarized as follows:

                                                                                         MARCH 31,
                                                                             --------------------------------      DECEMBER 31,
                                                                                1998                 1997              1997
                                                                             ------------         -----------      -----------
                                                                                         (DOLLARS IN THOUSANDS)
Corporation-Obligated Mandatorily Redeemable Capital Pass-through
  Securities of Subsidiary Trust holding solely a Corporation-Guaranteed
  Related Subordinated Note (Trust Preferred Securities)......               $   198,982          $   198,947      $   198,973
Variable-rate asset-based certificates........................                   275,000              175,000          275,000
6 3/4% Subordinated Notes due 2005............................                    99,551               99,492           99,536
6.25% Subordinated Notes due 2003.............................                    74,709               74,657           74,696
6.5% Putable/Callable Subordinated Notes due 2018.............                   301,856                   --               --
Other long-term debt..........................................                    72,546               46,686           62,703
                                                                             -----------          -----------       ----------
          TOTAL OTHER LONG-TERM DEBT..........................               $ 1,022,644          $   594,782       $  710,908
                                                                             ===========          ===========       ==========

      On March 18, 1998, UPB issued $300 million of 6.5% Putable/ Callable Subordinated Notes, due March 15, 2018, putable or callable March 15, 2008. The call option in this transaction can be exercised by the callholder to acquire the notes on March 15, 2008, at face value, and resell them to a dealer selected through a bidding process, at a premium based on the amount by which the 10-year Treasury rate at that time is less than 5.3636%. The deadline for exercising the call option is February 29, 2008.

      If the call option is exercised and the notes are acquired by the callholder, the interest rate will adjust to a new fixed rate, and the notes will remain outstanding until March 15, 2018. If the call option is not exercised or the callholder fails to pay the purchase price for the notes, UPB will be required to pay the notes in full on March 15, 2008. The net proceeds from issuing the subordinated notes were $301.6 million.

NOTE 9.  SHAREHOLDERS' EQUITY

COMMON STOCK

      At the Corporation's annual meeting April 16, 1998, shareholders approved an increase in the number of authorized common shares from 100 million to 300 million.

PREFERRED STOCK

      The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's common stock, is summarized as follows:

                                                                                           MARCH 31,
                                                                                --------------------------------      DECEMBER 31,
                                                                                     1998               1997             1997
                                                                                -----------         ------------     -------------
                                                                                         (DOLLARS IN THOUSANDS)
Preferred stock, without par value, 10,000,000 shares authorized
  Series A Preferred Stock,
    750,000 shares authorized, none issued....................                  $        --          $        --       $        --
  Series E, 8% Cumulative, Convertible,
    Preferred Stock (stated at liquidation value of $25 per share),
    1,478,888 shares issued and outstanding (2,877,474 at March 31, 1997 and
    2,188,358 at December 31, 1997)...........................                       36,972               71,937            54,709
                                                                                -----------          -----------       -----------
          TOTAL PREFERRED STOCK...............................                  $    36,972          $    71,937       $    54,709
                                                                                ===========          ===========       ===========

NOTE 10.  CONTINGENT LIABILITIES

      The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1997 10-K and in Note 19 to the Corporation's consolidated financial statements on page 71 of the 1997 Annual Report. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

      Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the first quarter of 1998 in any of the pending or threatened actions which affected such opinion.

NOTE 11.  EARNINGS PER SHARE

      The calculation of net earnings per share is summarized as follows:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                        --------------------------------------------
                                                                                1998                    1997
                                                                        ----------------------    ------------------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC:
  Net earnings................................................              $     74,572              $     66,445
    Less preferred dividends..................................                       635                     1,496
                                                                            ------------              ------------
  Net earnings applicable to common shares....................              $     73,937              $     64,949
                                                                            ============              ============
  Average common shares outstanding...........................                83,378,664                78,903,936
                                                                            ============              ============
  Net earnings per common share--basic........................              $        .89              $        .82
                                                                            ============              ============

DILUTED:
  Net earnings................................................              $     74,572              $     66,445
                                                                            ============              ============
  Average common shares outstanding...........................                83,378,664                78,903,936
  Stock option adjustment.....................................                 1,258,014                 1,501,288
  Preferred stock adjustment..................................                 2,337,596                 4,060,006
                                                                            ------------              ------------
  Average common shares outstanding...........................                86,974,274                84,465,230
                                                                            ============              ============
  Net earnings per common share-- diluted.....................              $        .86              $        .79
                                                                            ============              ============


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1997 Annual Report, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 1998 included in Part I hereof, and the supplemental financial data included in this discussion.

      Certain of the information included in this discussion constitutes forward-looking statements and information that are based on management's belief as well as certain assumptions made by, and information currently available to, management. Specifically, this Quarterly Report contains forward-looking statements with respect to the adequacy of the allowance for losses on loans; the effect of legal proceedings on the Corporation's financial condition, results of operations, and liquidity; estimated charges related to pending acquisitions; estimated cost savings related to the integration of completed acquisitions and the consolidation of banking subsidiaries; and Year 2000 data systems compliance issues. When used in this discussion, the words "anticipate," "project," "expect," "believe," and similar expressions are intended to identify forward-looking statements. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations and projections will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks materialize, or should such underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated, projected, or expected. Among key factors that may have a direct bearing on the Corporation's operating results are fluctuations in the economy; the relative strengths and weaknesses in the consumer and commercial credit sectors and in the real estate market; the actions taken by the Federal Reserve for the purpose of managing the economy; the Corporation's ability to realize anticipated cost savings related to both recently completed and pending acquisitions, and the consolidation of subsidiary banks; the ability of the Corporation to achieve anticipated revenue enhancements; its success in assimilating acquired operations into the Corporation's culture, including its ability to instill the Corporation's credit culture and approach to operating efficiencies into acquired operations; the continued growth of the markets in which the Corporation operates consistent with recent historical experience; the absence of undisclosed material contingencies inherent in acquired operations including asset quality and litigation contingencies; the enactment of legislation impacting the operations of the Corporation; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure. Moreover, the outcome of litigation is inherently uncertain and depends on judicial discretion and the findings of judges and juries.

SELECTED FINANCIAL DATA

      The following table presents selected financial highlights for the three-month periods ended March 31, 1998 and 1997.

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                        -------------------------------------        PERCENTAGE
                                                                             1998                 1997                 CHANGE
                                                                        ----------------     ----------------     -----------------
                                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net earnings .....................................................     $       74,572        $     66,445                12%
Basic earnings per common share ..................................                .89                 .82                 9
Diluted earnings per common share                                                 .86                 .79                 9
Return on average assets .........................................               1.68%               1.49%
Return on average common equity ..................................              17.50               17.16
Dividends per common share .......................................     $          .50        $        .32                56
Net interest margin (FTE) ........................................               4.80%               4.80%
Interest rate spread (FTE) .......................................               3.96                4.03
Expense ratio ....................................................               1.38                1.44
Efficiency ratio .................................................              52.99               52.63
Book value per common share ......................................     $        21.13        $      20.00                 6
Leverage ratio ...................................................              10.72%              10.05%
Common share prices
  High closing price .............................................     $        67.31        $      47.75
  Low closing price ..............................................              58.38               38.38
  Closing price at quarter end ...................................              62.19               40.63

--------------------
Net interest margin = Net interest income as a percentage of earning assets

Interest rate spread = Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amortization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonrecurring expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS - THREE MONTHS ENDED MARCH 31, 1998

      The table which follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,                          EPS
                                                                        ---------------------------------------        INCREASE
                                                                              1998                 1997               (DECREASE)
                                                                        -----------------    ------------------    -----------------
Net interest income-FTE.......................................              $ 2.24               $ 2.31                $(0.07)
Provision for losses on loans.................................               (0.21)               (0.26)                 0.05
                                                                            ------               ------                ------
Net interest income after provision for losses on loans-FTE...                2.03                 2.05                 (0.02)
                                                                            ------               ------                ------

Noninterest income
  Service charges on deposit accounts.........................                0.30                 0.31                  (0.01)
  Mortgage servicing income...................................                0.19                 0.18                   0.01
  Bank card income............................................                0.09                 0.09                     --
  Factoring commissions.......................................                0.08                 0.08                     --
  Trust service income........................................                0.03                 0.03                     --
  Profits and commissions from trading activities.............                0.02                 0.03                  (0.01)
  Investment securities gains (losses)........................                0.06                   --                   0.06
  Other income................................................                0.33                 0.26                   0.07
                                                                            ------               ------                 ------
          TOTAL NONINTEREST INCOME............................                1.10                 0.98                   0.12
                                                                            ------               ------                 ------

Noninterest expense
  Salaries and employee benefits..............................                0.84                 0.83                  (0.01)
  Net occupancy expense.......................................                0.12                 0.13                   0.01
  Equipment expense...........................................                0.13                 0.12                  (0.01)
  Other expense...............................................                0.67                 0.68                   0.01
                                                                            ------               ------                 ------
          TOTAL NONINTEREST EXPENSE...........................                1.76                 1.76                     --
                                                                            ------               ------                 ------

  Earnings before income taxes-FTE............................                1.37                 1.27                   0.10
Applicable income taxes-FTE...................................                0.51                 0.48                  (0.03)
                                                                            ------               ------                 ------
  Net earnings................................................                0.86                 0.79                   0.07
Less preferred stock dividends................................                  --                   --                     --
                                                                            ------               ------                 ------
          DILUTED EARNINGS PER COMMON SHARE...................              $ 0.86               $ 0.79                 $ 0.07
                                                                            ======               ======                 ======

Change in net earnings applicable to
  diluted earnings per share using
  previous year average shares outstanding....................                                                          $ 0.10
Change in average shares outstanding..........................                                                           (0.03)
                                                                                                                        ------
Change in net earnings........................................                                                          $ 0.07
                                                                                                                        ======
Average diluted shares (in thousands).........................              86,974               84,465
                                                                           =======              =======

--------------------
FTE = Fully taxable-equivalent basis

                         FIRST QUARTER EARNINGS OVERVIEW

      For the first quarter of 1998, the Corporation reported record earnings of $74.6 million, or $.86 per diluted common share. This compares to net earnings for the same period in 1997 of $66.4 million, or $.79 per diluted common share. The record earnings level resulted in an annualized return on average assets of 1.68% and an annualized return on average common equity of 17.50% for the first quarter of 1998 which compares to 1.49% and 17.16% for the same period in 1997.

      The improvement in net earnings in 1998 is attributable to an increase in noninterest income along with a decrease in the provision for losses on loans partially offset by an increase in noninterest expense. The following is a more complete discussion and analysis of the first quarter of 1998 operating results compared to the same period in 1997.

                                EARNINGS ANALYSIS

NET INTEREST INCOME

      Net interest income (FTE) for the first quarter of 1998 was $194.9 million, approximately the same as the first quarter of 1997 which was $194.8 million, and down $1.7 million from the fourth quarter of 1997 which was $196.6 million. The slight improvement for the first quarter of 1998 compared to the same period in 1997 is attributable to lower interest expense resulting primarily from a $276 million decline in average interest-bearing liabilities. Additionally, higher loan volumes were funded by maturities and sales of lower yielding investment securities. Trading account assets, primarily the government-guaranteed portion of SBA loans and SBA participation certificates, also declined $64 million due to a lower volume of activity. The decrease from the fourth quarter of 1997 relates primarily to a $181 million decline in average investment securities and a one-basis-point decline in the average yield on loans. Partially offsetting these declines was a six-basis-point decline in the average rate paid on interest-bearing liabilities. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

      The net interest margin for the first quarter of 1998 was 4.80% which compares to 4.80% and 4.79%, respectively, for the first and fourth quarters of 1997. The interest-rate spread decreased to 3.96% for the first quarter of 1998 from 4.03% for the same period in 1997 and increased compared to 3.88% for the fourth quarter of 1997.

INTEREST INCOME

      The following table presents a breakdown of average earning assets for the first quarter of 1998 and 1997.

                                                                                       MARCH 31,
                                                                               ------------------------
                                                                                  1998          1997
                                                                               ----------     ---------
                                                                                 (DOLLARS IN BILLIONS)
Average earning assets ................................................         $  16.5        $ 16.5
  Comprised of:
    Loans .............................................................              79%           77%
    Investment securities .............................................              18            20
    Other earning assets ..............................................               3             3

Fully taxable-equivalent yield on average earning assets...............            8.71%         8.75%

      Interest income (FTE) decreased $2.0 million for the first quarter of 1998 compared to the same period in 1997. The decrease is attributable primarily to declines in average trading account securities and investment securities which decreased interest income approximately $7.3 million for the quarter. This decrease was partially offset by an increase in loan volume partially offset by an 11- basis-point decline in the average yield on loans, the net effect of which was an increase in interest income of approximately $5.3 million.

INTEREST EXPENSE

      The following table presents a breakdown of average interest-bearing liabilities for the first quarters of 1998 and 1997.

                                                                                              MARCH 31,
                                                                                --------------------------------------
                                                                                      1998                 1997
                                                                                -----------------    -----------------
                                                                                        (DOLLARS IN BILLIONS)
Average interest-bearing liabilities                                               $  13.5              $  13.8
  Comprised of:
    Deposits...........................................................                 83%                  82%
    Short-term borrowings..............................................                  4                    6
    FHLB advances and long-term debt...................................                 13                   12

Rate paid on average interest-bearing liabilities                                     4.75%                4.72%

      Interest expense decreased $2.1 million in the first quarter of 1998 compared to the same period in 1997. The decrease is due primarily to a decrease of $276.3 million in average interest-bearing liabilities which accounted for approximately $2.5 million of the decrease in interest expense. This decrease related primarily to a net decrease in borrowings and other time deposits. This decline in volume was partially offset by a three-basis-point increase in the average rate paid on interest-bearing liabilities which increased interest expense approximately $400,000.

PROVISION FOR LOSSES ON LOANS

      The provision for losses on loans for the first quarter of 1998 was $17.9 million, or .62% of average loans on an annualized basis, compared to $22.0 million, or .81% of average loans, for the same period in 1997. This also compares to a provision for losses on loans of $36.9 million, or 1.28% of average loans, for the fourth quarter of 1997. The provision for losses on loans in the first quarter of 1998 continued to be impacted by the level of credit card charge-offs which accounted for 59% of the charge-offs during the quarter. The higher provision for losses on loans in the fourth quarter of 1997 related to the credit card portfolio and to higher provisions taken for entities acquired during the fourth quarter to conform to the Corporation's loan review methodology. Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs.

NONINTEREST INCOME

      Noninterest income for the first quarter of 1998 was $95.7 million, an increase of 15.3% over the same period in 1997 and an increase of approximately $3.9 million from the fourth quarter of 1997. The major components of noninterest income are presented on the face of the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The increase in noninterest income for the quarter includes increases in investment securities gains of $5.0 million and gains on sale of mortgage loans of $2.1 million. The investment securities gains resulted from the sale of $296 million of securities ($109 million Treasury securities and $187 million of U.S. government agency adjustable-rate mortgage (ARM) securities). The Treasury securities were sold because of their low market yield and very short maturities that resulted in a minimal gain. The ARM securities were sold because of the prepayment risk of the underlying loans, given the current level of interest rates. The gain on sale of mortgage loans resulted from the sale of approximately $104 million of adjustable-rate mortgage loans. These loans were sold because they were trading at relatively high historical levels and because of their risk of prepayment in the current interest rate environment. Other noninterest income categories increasing for the quarter were mortgage banking income, brokerage income, and factoring commissions. The increase in noninterest income from the fourth quarter of 1997 related primarily to a higher level of investment securities gains, partially offset by a decrease in gains from the sale of certain branch locations.

NONINTEREST EXPENSE

      Noninterest expense for the first quarter of 1998 increased $5.0 million to $153.6 million which compares to $148.6 million for the first quarter of 1997 and $179.5 million (excluding before merger-related and other significant charges totaling $58.9 million) for the fourth quarter of 1997. The major components of noninterest expense are detailed on the face of the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The increase in noninterest expense for the first quarter of 1998 compared to the same period in 1997 relates primarily to noninterest expenses of various small acquisitions in 1997 and the Sho-Me Financial Corporation (Sho-Me) acquisition effective January 1, 1998 which, in the aggregate, accounted for approximately $4.8 million of the increase. Over one half of this increase related to salaries and employee benefits of the acquired entities.

      The largest component of noninterest expense, salaries and employee benefits, was $73.2 million for the first quarter of 1998 compared to $70.3 million for the same quarter last year and compared to $74.6 million for the fourth quarter of 1997. Full-time-equivalent employees at March 31, 1998 were 7,717 compared to 7,890 at March 31, 1997 and 7,711 at December 31, 1997.

EARNINGS CONSIDERATIONS RELATED TO PENDING ACQUISITIONS

      Historically, as the Corporation acquires entities, merger-related and other significant charges have been incurred. (Reference is made to Table 1 on page 26 of the 1997 Annual Report). Typically, these charges include the following: (i) salaries, employee benefits, and other employment-related charges for employment contract payments, change in control agreements, early retirement and involuntary separation and related benefits, postretirement expenses, and assumed pension expenses of acquired entities; (ii) write-downs of office buildings and equipment to be sold, lease buyouts, assets determined to be obsolete or no longer of use, and equipment not compatible with the Corporation's equipment; (iii) professional fees for legal, accounting, consulting, and financial advisory services; (iv) additions to the provision for losses on loans; and (v) other expenses such as asset write-offs, charge-offs of prepaid assets, cancellation of vendor contracts, and other costs which normally arise from consolidation of operational activities. These charges totaled $46.2 million, $52.8 million, and $11.9 million in 1997, 1996, and 1995, respectively. During the first quarter of 1998 and 1997, the Corporation did not incur any significant merger-related charges and there were no reversals of the charges accrued in 1997. The level of the charges is directly related to the size of the institutions being acquired. Charges of the type described in the range of $155 million to $165 million (pretax basis) are expected in connection with the current pending acquisitions (see Note 2 to the interim consolidated financial statements). To the extent that the Corporation's recognition of these charges is contingent upon consummation of a particular transaction, those charges would be recognized in the period in which such transaction closes. This range of potential charges is based on currently available information as well as preliminary estimates and will change if additional entities are acquired. This range is provided as an estimate of the significant charges which may be in the aggregate required and should be viewed accordingly.

CHARTER CONSOLIDATION

      On page 12 of the 1997 Annual Report is a discussion of the legal merger of the majority of the Corporation's banking subsidiaries effective January 1, 1998. In connection with the merger, the Corporation incurred in the fourth quarter of 1997 charges related to the decision to merge the subsidiaries totaling approximately $16.7 million. In the first quarter of 1998, no additional significant charges were incurred and there were no reversals of the charges accrued in 1997. The anticipated annual cost savings from the consolidation, approximately $15 to $20 million on a pretax basis, are still expected but have not yet been fully recognized. A major portion is expected to be realized in the latter part of 1998; however, the full amount of savings and revenue enhancements are not expected until mid-1999.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                                 MARCH 31,
                                                  ----------------------------------------------------------------------
                                                                1998                                  1997
                                                  ----------------------------------   ---------------------------------
                                                                 INTEREST      FTE                   INTEREST     FTE
                                                    AVERAGE       INCOME/     YIELD/     AVERAGE      INCOME/     YIELD/
                                                    BALANCE       EXPENSE      RATE      BALANCE      EXPENSE     RATE
                                                  -----------   -----------   ------   -----------   ---------   -------
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    financial institutions ....................   $     28,414  $       424     6.05%  $    29,163   $     438     6.09%
  Federal funds sold and securities
    purchased under agreements to resell ......        189,854        2,710     5.79       177,938       2,423     5.52
  Trading account assets ......................        181,952        3,020     6.73       245,946       4,492     7.41
  Investment securities (1) (2)
    Taxable ...................................      2,518,984       41,475     6.68     2,872,352      47,245     6.67
    Tax-exempt ................................        476,483       10,617     9.04       481,814      10,931     9.20
                                                  ------------  -----------            -----------   ---------
          Total investment securities .........      2,995,467       52,092     7.05     3,354,166      58,176     7.03
  Loans, net of unearned income (1) (3) (4) ...     13,057,231      295,084     9.17    12,659,164     289,794     9.28
                                                  ------------  -----------            -----------   ---------
          TOTAL EARNING ASSETS (1) (2) (3) (4)      16,452,918      353,330     8.71    16,466,377     355,323     8.75
  Cash and due from banks .....................        611,771  -----------                617,398
  Premises and equipment ......................        338,087                             330,248
  Allowance for losses on loans ...............       (230,997)                           (191,938)
  Other assets ................................        834,015                             809,563
                                                  ------------                         -----------
          TOTAL ASSETS ........................   $ 18,005,794                         $18,031,648
                                                  ============                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Money market accounts .......................   $  2,023,460  $    18,806     3.77%  $ 1,851,360   $  15,818     3.47%
  Savings deposits ............................      2,493,585       13,943     2.27     2,582,169      14,898     2.34
  Certificates of deposit of
    $100,000 and over .........................      1,433,140       19,724     5.58     1,369,229      18,843     5.58
  Other time deposits .........................      5,336,242       71,612     5.44     5,458,047      72,807     5.41
  Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase .....        480,873        5,764     4.86       435,474       5,045     4.70
   Short-term bank notes ......................             --           --       --       241,667       3,448     5.79
   Other ......................................         20,217          252     5.06       197,712       2,816     5.78
  Long-term debt
    Federal Home Loan Bank advances ...........        863,814       12,149     5.70       948,899      13,492     5.77
    Subordinated capital notes ................        221,199        3,684     6.75       174,131       2,932     6.83
    Medium-term bank notes ....................        135,000        2,236     6.72       135,000       2,236     6.72
    Trust Preferred Securities ................        198,978        4,128     8.41       198,942       4,128     8.42
    Other .....................................        323,690        6,130     7.68       213,835       4,076     7.73
                                                  ------------    ---------            -----------   ---------
          TOTAL INTEREST-BEARING LIABILITIES ..     13,530,198      158,428     4.75    13,806,465     160,539     4.72
  Noninterest-bearing demand deposits .........      2,196,359           --              2,105,584          --
                                                  ------------    ---------            -----------   ---------
          TOTAL SOURCES OF FUNDS ..............     15,726,557      158,428             15,912,049     160,539
  Other liabilities ...........................        518,779                             503,620
  Shareholders' equity ........................
     Preferred stock ..........................         46,752                              81,200
     Common equity ............................      1,713,706                           1,534,779
                                                  ------------                         -----------
          Total shareholders' equity ..........      1,760,458                           1,615,979
                                                  ------------                         -----------
          TOTAL LIABILITIES AND SHAREHOLDERS'
             EQUITY............................   $ 18,005,794                         $18,031,648
                                                  ============                         ===========
NET INTEREST INCOME (1) .......................                 $   194,902                          $ 194,784
                                                                ===========                          =========
INTEREST-RATE SPREAD (1) ......................                                 3.96%                              4.03%
                                                                                ====                               ====
NET INTEREST MARGIN (1) .......................                                 4.80%                              4.80%
                                                                                ====                               ====
TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans .....................................                 $       644                          $     573
    Investment securities .....................                       3,551                              3,621
                                                                -----------                          ---------
          TOTAL ...............................                 $     4,195                          $   4,194
                                                                ===========                          =========


(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.
(3) Includes loan fees, immaterial in amount, in both interest income and the calculation of the yield on loans.
(4)   Includes loans on nonaccrual status.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                               1998 VERSUS 1997
                                                                        ----------------------------------------------------------
                                                                                INCREASE (DECREASE)
                                                                               DUE TO CHANGE IN: (1)
                                                                        ------------------------------------            TOTAL
                                                                            AVERAGE              AVERAGE              INCREASE
                                                                            VOLUME                RATE               (DECREASE)
                                                                        ----------------     ----------------     ----------------
                                                                                         (DOLLARS IN THOUSANDS)

INTEREST INCOME
  Interest-bearing deposits at financial institutions.........            $       (11)         $        (3)         $       (14)
  Federal funds sold and securities purchased under agreements to                 167                  120                  287
  resell......................................................
  Trading account assets......................................                 (1,090)                (382)              (1,472)
  Investment securities (FTE).................................                 (6,237)                 153               (6,084)
  Loans, net of unearned income (FTE).........................                  9,030               (3,740)               5,290
                                                                          -----------          -----------          -----------
          TOTAL INTEREST INCOME...............................                  1,859               (3,852)              (1,993)
                                                                          -----------          -----------          -----------

INTEREST EXPENSE
  Money market accounts.......................................                  1,537                1,451                2,988
  Savings deposits............................................                   (503)                (452)                (955)
  Certificates of deposit of $100,000 and over................                    880                    1                  881
  Other time deposits.........................................                 (1,632)                 437               (1,195)
  Short-term borrowings.......................................                 (3,771)              (1,522)              (5,293)
  Long-term debt..............................................                    990                  473                1,463
                                                                          -----------          -----------          -----------
          TOTAL INTEREST EXPENSE..............................                 (2,499)                 388               (2,111)
                                                                          -----------          -----------          -----------
CHANGE IN NET INTEREST INCOME (FTE)...........................            $     4,358          $    (4,240)         $       118
                                                                          ===========          ===========          ===========

PERCENTAGE INCREASE IN NET INTEREST INCOME OVER PRIOR PERIOD..                                                              .06%
                                                                                                                    ===========

--------------------

FTE - Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                               FINANCIAL CONDITION

      The Corporation's total assets were $18.4 billion at March 31, 1998 compared to $18.1 billion at both March 31, 1997 and December 31, 1997. Average assets were $18.0 billion for both the first quarter of 1998 and the first quarter of 1997.

INVESTMENT SECURITIES

      The Corporation's investment securities portfolio of $3.3 billion at March 31, 1998 consisted entirely of available for sale securities which are carried on the balance sheet at fair value. This compares to investment securities of $3.4 billion and $3.2 billion at March 31, 1997 and December 31, 1997, respectively. At March 31, 1998, March 31, 1997, and December 31, 1997, these securities had net unrealized gains of $50.1 million, $23.3 million, and $62.7 million, respectively. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at March 31, 1998 and December 31, 1997.

      U. S. Treasury and U. S. Government agency obligations represented approximately 77.9% of the investment securities portfolio at March 31, 1998. The Corporation has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted.

      The REMIC and CMO issues in the investment portfolio are 90% U. S. Government agency issues; the remaining 10% are readily marketable, nonagency collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. All nonagency issues currently held are rated "AAA" by either Standard & Poor's or Moody's. Approximately 32% of the REMIC and CMO portions of the investment securities portfolio are floating-rate issues, the majority being indexed to LIBOR or PRIME. The

Corporation's normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs on unexpected prepayments. The limited credit risk in the investment portfolio at March 31, 1998 consisted of 15.5% municipal obligations and 6.6% other stocks and securities (primarily Federal Reserve Bank and Federal Home Loan Bank Stock).

      At March 31, 1998, the Corporation had approximately $79.8 million of structured notes, which constituted approximately 2.4% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are U. S. Government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio at fair value. These securities had an unrealized gain of $111,000 at March 31, 1998. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity.

LOANS

      Loans, net of unearned income, at March 31, 1998 were $12.7 billion compared to $12.6 billion and $12.7 billion at March 31, 1997 and December 31, 1997, respectively. Average loans for the first quarter of 1998 were $13.1 billion, a 3.1% increase over $12.7 billion for the first quarter of 1997. Excluding the FHA/VA government-insured/guaranteed loans, the impact of acquisitions, and loan sales, average loans for the quarter grew approximately 6% compared to the same period in 1997. Note 3 to the unaudited interim consolidated financial statements included in Part I. Item 1 of this report presents the composition of the loan portfolio.

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

      The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the three-month periods ended March 31, 1998 and 1997 and for the year ended December 31, 1997.

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,                      YEAR ENDED
                                                                        -------------------------------------      DECEMBER 31,
                                                                             1998                 1997                 1997
                                                                        ----------------     ----------------    ----------------
                                                                                         (DOLLARS IN THOUSANDS)
BALANCE AT THE BEGINNING OF PERIOD............................            $   225,389          $   189,118          $   189,118
LOANS CHARGED OFF
  Commercial, financial, and agricultural.....................                  3,287                3,192               17,089
  Foreign.....................................................                     --                  --                   --
  Real estate - construction..................................                  1,385                   49                  192
  Real estate - mortgage......................................                  1,233                  977                5,714
  Credit cards and related plans..............................                 16,330               12,946               50,070
  Consumer....................................................                  5,505                5,602               25,971
  Direct lease financing......................................                      4                    1                   30
                                                                          -----------          -----------          -----------
          Total charge-offs...................................                 27,744               22,767               99,066
                                                                          -----------          -----------          -----------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural.....................                  1,197                1,714                5,904
  Foreign.....................................................                     --                  --                    10
  Real estate - construction..................................                     46                   65                  174
  Real estate - mortgage......................................                    798                  560                2,750
  Credit cards and related plans..............................                    928                  484                6,686
  Consumer....................................................                  1,912                1,762                2,920
  Direct lease financing......................................                     --                    3                   27
                                                                          -----------          -----------          -----------
          Total recoveries....................................                  4,881                4,588               18,471
                                                                          -----------          -----------          -----------

Net charge-offs...............................................                 22,863               18,179               80,595
Provision charged to expense..................................                 17,909               22,004              113,633
Increase due to acquisitions..................................                  3,402                  --                 3,233
                                                                          -----------          -----------          -----------
          BALANCE AT END OF PERIOD............................            $   223,837          $   192,943          $   225,389
                                                                          ===========          ===========          ===========

Total loans, net of unearned income, at end of period.........            $12,727,659          $12,560,838          $12,658,564
Less: FHA/VA government insured/guaranteed loans..............              1,228,769            1,592,665            1,319,553
                                                                          -----------          -----------          -----------

          LOANS USED TO CALCULATE RATIOS......................            $11,498,890          $10,968,173          $11,339,011
                                                                          ===========          ===========          ===========

Average total loans, net of unearned income, during period....            $13,057,231          $12,659,164          $12,706,965
Less: Average FHA/VA government-insured/guaranteed loans......              1,274,161            1,583,016            1,487,085
                                                                          -----------          -----------          -----------

          AVERAGE LOANS USED TO CALCULATE RATIOS..............            $11,783,070          $11,076,148          $11,219,880
                                                                          ===========          ===========          ===========

RATIOS (1):

  Allowance at end of period to loans, net of unearned income.                   1.95%                1.76%                1.99%
  Charge-offs to average loans, net of unearned income (2)....                    .96                  .83                  .88
  Recoveries to average loans, net of unearned income (2).....                    .17                  .17                  .16
  Net charge-offs to average loans, net of unearned income (2)                    .79                  .67                  .72
  Provision to average loans, net of unearned income (2)......                    .62                  .81                 1.01

--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2)   Amounts annualized for March 31, 1998 and 1997

      The allowance at March 31, 1998, was $223.8 million, a decrease of $1.6 million from December 31, 1997, as compared to $192.9 million at March 31, 1997. Net charge-offs for the first quarter of 1998 were $22.9 million compared to $18.2 million and $25.5 million for the first and fourth quarters of 1997, respectively. The majority of the increase in net charge-offs for the first quarter of 1998 compared to the same period in 1997 relates primarily to the credit card and other consumer loan portfolios.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                                     MARCH 31,
                                                                        -------------------------------------      DECEMBER 31,
                                                                             1998                 1997                 1997
                                                                        ----------------     ----------------     ----------------
                                                                                         (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
  Domestic....................................................            $    91,227          $    82,024          $    94,488
  Foreign.....................................................                     51                   96                   96
RESTRUCTURED LOANS............................................                  1,862               10,998               10,021
                                                                          -----------          -----------          -----------
          TOTAL NONPERFORMING LOANS...........................                 93,140               93,118              104,605
                                                                          -----------          -----------          -----------

FORECLOSED PROPERTY
  Other real estate owned, net................................                 20,862               29,935               22,059
  Other foreclosed property...................................                  1,805                1,834                1,993
                                                                          -----------          -----------          -----------
          TOTAL FORECLOSED PROPERTIES.........................                 22,667               31,769               24,052
                                                                          -----------          -----------          -----------

          TOTAL NONPERFORMING ASSETS..........................            $   115,807          $   124,887          $   128,657
                                                                          ===========          ===========          ===========

LOANS 90 DAYS OR MORE PAST DUE AND NOT ON NONACCRUAL STATUS
  Domestic....................................................            $    27,119          $    19,841          $    24,063
  Foreign.....................................................                     --                   --                   --
                                                                          -----------          -----------          -----------
          TOTAL LOANS 90 DAYS OR MORE PAST DUE................            $    27,119          $    19,841          $    24,063
                                                                          ===========          ===========          ===========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans 90 days or more past due and not on nonaccrual status.            $   438,038          $   599,723          $   516,692
  Nonaccrual..................................................                 13,606                   --               14,794

RATIOS (1):
  Nonperforming loans as a percentage of loans................                    .81%                 .85%                 .92%
  Nonperforming assets as a percentage of loans plus foreclosed
  properties..................................................                   1.01                 1.14                 1.13

  Allowance for losses on loans as a percentage of nonperforming loans            240                  207                  215
  Loans 90 days or more past due and not on nonaccrual status
    as a percentage of loans..................................                    .24                  .18                  .21

------------------
(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

      The breakdown of nonaccrual loans and loans 90 days or more past due and not on nonaccrual status, both excluding FHA/VA loans, is as follows:

                                                                                                          LOANS 90 DAYS
                                                                  NONACCRUAL LOANS (1)                 OR MORE PAST DUE (1)
                                                          ----------------------------------    ---------------------------------
                                                             MARCH 31,        DECEMBER 31,        MARCH 31,         DECEMBER 31,
                     LOAN TYPE                                 1998               1997              1998               1997
-----------------------------------------------------     --------------      --------------    -------------      --------------
                                                                                     (DOLLARS IN THOUSANDS)
Secured by single family residential....................    $    49,093          $    54,018      $     2,401        $     3,872
Secured by nonfarm nonresidential.......................         10,479                9,678              556                962
Other real estate.......................................         13,742               16,201            2,283              1,556
Commercial, financial, and agricultural,
  including foreign loans and direct lease financing             12,251                8,770            6,137              1,164
Credit cards and related plans..........................            630                   --           11,841             14,679
Other consumer..........................................          5,083                5,917            3,901              1,830
                                                            -----------          -----------     ------------       ------------
          TOTAL.........................................    $    91,278          $    94,584      $    27,119        $    24,063
                                                            ===========          ===========     ============       ============

--------------------
(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and 90 days or more past due and not on nonaccrual status.

      LOANS OTHER THAN FHA/VA LOANS. As a percentage of loans and foreclosed properties, nonperforming assets were 1.01% at March 31, 1998 compared to 1.14% at March 31, 1997 and 1.13% at December 31, 1997. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 240% at March 31, 1998, which compares to 207% at March 31, 1997 and 215% at year end 1997.

      Restructured loans decreased $8.2 million from December 31, 1997 to $1.9 million at March 31, 1998. The decline related to two loans which were removed from restructured status since they have been and are currently paying in accordance with contractual terms of the restructuring and had effective interest rates, at the time of modification, equal to or greater than new loans with comparable risk. Nonaccrual loans and the carrying value of foreclosed properties also decreased $3.3 million and $1.4 million to $91.3 million and $22.7 million, respectively.

      Loans 90 days or more past due and still accruing interest totaled $27.1 million, or .24% of loans, at March 31, 1998. This compares to loans 90 days past due of $24.1 million, or .21% of loans at December 31, 1997. The table above details the composition of these loans.

      FHA/VA LOANS. FHA/VA government-insured/guaranteed loans (FHA/VA loans) do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans 90 days or more past due and still accruing interest totaled $438.0 million at March 31, 1998 which compared to $516.7 million at December 31, 1998. The decrease in past due loans relates primarily to a decline in the overall size of the FHA/VA portfolio and to FHA loans being moved to foreclosure sooner due to changed FHA requirements. The rate of foreclosure and loan payoffs continues to exceed the acquisition and buyout of delinquent loans from GNMA servicing pools. At March 31, 1998 and December 31, 1997, $13.6 million and $14.8 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

POTENTIAL PROBLEM ASSETS

      Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets have been loans which have become nonperforming. At March 31, 1998, the Corporation had potential problem assets (all of which were loans) of $24.6 million.

DEPOSITS

      The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation.

                                                                                         AVERAGE DEPOSITS
                                                               ---------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,                       THREE MONTHS ENDED
                                                               --------------------------------------------        DECEMBER 31,
                                                                      1998                    1997                     1997
                                                               --------------------    --------------------     --------------------
                                                                                      (DOLLARS IN THOUSANDS)
Demand deposits...................................                 $ 2,196,359             $ 2,105,584              $ 2,306,222
Money market accounts (1).........................                   2,023,460               1,851,360                1,935,461
Savings deposits (2)..............................                   2,493,585               2,582,169                2,421,726
Other time deposits (3)...........................                   5,336,242               5,458,047                5,248,491
                                                                   -----------             -----------              -----------
          Total core deposits.....................                  12,049,646              11,997,160               11,911,900
Certificates of deposit of $100,000 and over......                   1,433,140               1,369,229                1,385,830
                                                                   -----------             -----------              -----------
          Total average deposits .................                 $13,482,786             $13,366,389              $13,297,730
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

      Average deposits for the first quarter of 1998 were $13.5 billion, which represents increases of $116.4 million and $185.1 million, respectively, from the average deposits for the first quarter of 1997 and the fourth quarter of 1997. Small acquisitions in late 1997 and the Sho-Me Financial Corporation acquisition January 1, 1998 increased total deposits approximately $415 million. Also, during 1997 and the first quarter of 1998, the Corporation has sold certain branch locations including related deposits which totaled approximately $250 million.

LIQUIDITY

      The Corporation requires liquidity sufficient to meet cash requirements for deposit withdrawals, to make new loans and satisfy loan commitments, to take advantage of attractive investment opportunities, and to repay borrowings at maturity. Deposits, available for sale securities, and money market investments are the Corporation's primary sources of liquidity. Liquidity is also achieved through short-term borrowings, borrowings under available lines of credit, and issuance of securities and debt instruments in the financial markets. The Corporation has adequate liquidity to meet its operating requirements.

      Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At March 31, 1998, the parent company had cash and cash equivalents totaling $322.1 million and net working capital of $379.0 million. At April 1, 1998, the Corporation's banking subsidiaries could have paid dividends totaling $172.4 million without prior regulatory approval. The actual amount of dividends that will be paid in the second quarter of 1998 will be limited by management to approximately $44.0 million due to capital and liquidity requirements of individual financial institutions. The payment of additional dividends by the Corporation's subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends, servicing of its debt, and cash needed for acquisitions.

SHAREHOLDERS' EQUITY

      The Corporation's total shareholders' equity increased by $62.6 million from December 31, 1997 to $1.8 billion at March 31, 1998. The increase was due to retained net earnings of $32.0 million and common stock issued in connection with benefit plans and acquisitions of $77.6 million which was partially offset by the repurchase of $38.8 million common stock in connection with the Sho-Me acquisition and by the net change in the unrealized gain on available for sale securities which reduced shareholders' equity $8.2 million.

CAPITAL ADEQUACY

The following table presents capital adequacy information for the Corporation:

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                --------------------------------     DECEMBER 31,
                                                                                     1998               1997            1997
                                                                                ---------------   --------------   ---------------
CAPITAL ADEQUACY DATA

  Total shareholders' equity/total assets (at period end)..............            9.83%               9.21%            9.65%
  Average shareholders' equity/average total assets....................            9.78                8.96             9.40
  Tier 1 capital/unweighted average assets (leverage ratio) (1)........           10.72               10.05            10.48
  Dividend payout ratio................................................           57.03               37.71            54.96

--------------------
(1)   Based on period-end capital and quarterly adjusted average assets.

      The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                        -------------------------------------      DECEMBER 31,
                                                                             1998                 1997                 1997
                                                                        ----------------     ----------------     ----------------
                                                                                         (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
  Shareholders' equity.............................................       $ 1,809,442          $ 1,663,363          $ 1,746,866
  Trust Preferred Securities and minority interest in consolidated            216,433              212,079              214,460
  subsidiaries.....................................................
  Less:  Goodwill and other intangibles............................           (71,954)             (53,290)             (44,570)
         Disallowed deferred tax asset.............................            (1,415)              (1,777)              (1,601)
         Unrealized gain on available for sale securities..........           (30,508)             (14,226)             (38,729)
                                                                          -----------          -----------          -----------
          TOTAL TIER 1 CAPITAL                                              1,921,998            1,806,149            1,876,426
TIER 2 CAPITAL

  Allowance for losses on loans ...................................           154,265              152,269              152,177
  Qualifying long-term debt........................................           476,116              174,149              174,232
                                                                          -----------          -----------          -----------
          TOTAL CAPITAL BEFORE DEDUCTIONS..........................         2,552,379            2,132,567            2,202,835
  Less investment in unconsolidated subsidiaries...................           (10,752)              (2,207)             (10,628)
                                                                          ------------         -----------          -----------
          TOTAL CAPITAL............................................       $ 2,541,627          $ 2,130,360          $ 2,192,207
                                                                          ===========          ===========          ===========

RISK-WEIGHTED ASSETS...............................................       $12,271,662          $12,136,529          $12,100,939
                                                                          ===========          ===========          ===========

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS..........
  Tier 1 capital...................................................             15.66%               14.88%               15.51%
  Total capital....................................................             20.71                17.55                18.12

      At March 31, 1998, total shareholders' equity was 9.83% of total assets and the leverage ratio was 10.72% compared to 9.65% and 10.48%, respectively, at December 31, 1997. The improvement in the Tier I capital ratio and leverage ratio is attributable primarily to the Corporation's retained net earnings. The increase in the total capital to risk-weighted assets ratio is primarily attributable to the issuance, by UPB, of $300 million of 6.5% Putable/Callable Subordinated Notes, due March 15, 2018, putable or callable on March 15, 2008, which qualify as Tier II capital for regulatory purposes. Reference is made to
Note 8 to the interim consolidated financial statements included in Part I. Item 1 of this report for additional information regarding these subordinated notes.

YEAR 2000 RISK FACTORS

      The 1997 Annual Report contained a discussion of the potential problems that may occur related to the "Year 2000," the Corporation's plans to address "Year 2000" problems, and the estimated costs for the Corporation to become "Year 2000" compliant. The estimated costs disclosed did not include computer equipment that is scheduled to be replaced in the normal course of business. The Corporation is currently on schedule to be fully compliant and tested by December 31, 1998 as is discussed in the 1997 Annual Report. With the number of pending acquisitions, it is expected that either the Corporation or the target acquisition will incur additional costs in excess of the Corporation's originally estimated costs to become "Year 2000" compliant. The amount of those costs cannot be estimated at this time; however they are not expected to be material to the Corporation's results of operation or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET LIABILITY AND MARKET RISK MANAGEMENT

      The Corporation's assets and liabilities are principally financial in nature and the resulting earnings thereon, primarily net interest income, are subject to changes as a result of changes in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect the Corporation's decisions on pricing its assets and liabilities which impacts net interest income, the Corporation's primary cash flow stream. As a result, a substantial part of the Corporation's risk management activities is devoted to managing interest-rate risk. Currently, the Corporation does not have any significant risks related to foreign exchange, commodities or equity risk exposure.

INTEREST-RATE RISK. One of the most important aspects of management's efforts to sustain long-term profitability for the Corporation is the management of interest-rate risk. Management's goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity. To achieve this goal, a proper balance must be maintained between assets and liabilities with respect to size, maturity, repricing date, rate of return, and degree of risk. Reference is made to the "Investment Securities," "Loans," and "Other Earning Assets" discussions in the 1997 Annual Report and in this discussion for additional information regarding risks related to these items.

      The Corporation's Funds Management Committee oversees the conduct of global asset/liability management. The Committee reviews the asset/liability structure and interest-rate risk monthly for the lead bank and quarterly for the Corporation's other subsidiaries.

      The Corporation uses interest-rate sensitivity (GAP) analysis to monitor the amounts and timing of balances exposed to changes in interest rates, as shown in the following table. The analysis presented has been made at a point in time and could change significantly on a daily basis. The GAP Report is not relied upon exclusively to evaluate the impact of, or predict how the Corporation is positioned to react to, changing interest rates. Other methods such as simulation analysis are also considered in evaluating the Corporation's interest-rate risk. Key assumptions in the simulation analysis include prepayment speeds on mortgage-related assets, cash flows and maturities of financial instruments held for purposes other than trading, changes in volumes and pricing, deposit sensitivity, and management's financial capital plan. These assumptions are inherently uncertain and, as a result, the simulation cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among others.

      At March 31, 1998, the GAP analysis indicated that the Corporation was asset sensitive with $902 million more assets than liabilities repricing within one year. At 5% of total assets, this position was within management's policy limit of 10% of total assets.

      Balance sheet simulation analysis has been conducted at March 31, 1998 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at March 31, 1998, and holds the rates and volumes constant for simulation. When this position is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points rising and 200 basis points falling, the annual impact on the Corporation's net interest income is a positive $30 million and a negative $40 million pretax, respectively. Another simulation uses management's conclusions as to a "most likely" scenario of interest rates remaining constant until the latter part of 1998 and then gradually declining 50 basis points resulting in a $2 million pretax decrease in net interest income from the constant rate/volume projection. These scenarios are consistent with the Corporation's policy of limiting the projected impact on net interest income of changes in interest rates to 5% of shareholders' equity.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                   RATE SENSITIVITY ANALYSIS AT MARCH 31, 1998

                                                                      INTEREST-SENSITIVE WITHIN (1) AND (7)
                                       --------------------------------------------------------------------------------------------
                                                                                                                NON-
                                        0-90       91-365        1-3         3-5        5-15       OVER 15     INTEREST-
                                        DAYS        DAYS        YEARS       YEARS       YEARS       YEARS      BEARING      TOTAL
                                       --------    --------    --------    --------    --------    --------    --------    --------
                                                                          (DOLLARS IN MILLIONS)

ASSETS
  Loans and leases(2)(3)(4)..........  $4,938      $2,937      $2,732      $1,331      $  481      $   12      $   324     $12,755
  Investment securities(5)(6)........     762         417         803         427         730         149           --       3,288
  Other earning assets...............     678          67           1          --          --          --           --         746
  Other assets.......................      --          --          --          --          --          --        1,625       1,625
                                       ------      ------      ------      ------      ------      ------      -------     -------
          Total Assets...............  $6,378      $3,421      $3,536      $1,758      $1,211      $  161      $ 1,949     $18,414
                                       ======      ======      ======      ======      ======      ======      =======     =======

SOURCES OF FUNDS
  Money market deposits(7)(8)........  $  656      $  656      $  875      $   --      $   --      $   --      $    --      $2,187
  Other savings and time deposits....   2,159       2,659       1,699         186         974           9           --       7,686
  Certificates of deposit of
    $100,000 and over................     492         720         173          31           1           1           --       1,418
  Short-term borrowings..............     440           2          --          --          --          --           --         442
  Short- and medium-term bank notes..      --          30          85          20          --          --           --         135
  Federal Home Loan Bank advances....     734          11          30          22          49          --           --         846
  Other long-term debt...............     331           7          --          10         675          --           --       1,023
  Noninterest-bearing deposits.......      --          --          --          --          --          --        2,291       2,291
  Other liabilities..................      --          --          --          --          --          --          577         577
  Shareholders' equity...............      --          --          --          --          --          --        1,809       1,809
                                       ------      ------      ------      ------      ------      ------      -------     -------
          Total sources of funds       $4,812      $4,085      $2,862      $  269      $1,699      $   10      $ 4,677     $18,414
                                       ======      ======      ======      ======      ======      ======      =======     =======

Interest-rate sensitivity gap          $1,566      $ (664)     $  674      $1,489      $ (488)     $  151      $(2,728)

Cumulative interest-rate
  sensitivity gap(8)...............     1,566         902       1,576       3,065       2,577       2,728          --

Cumulative gap as a percentage
  of total assets(R)                        9%          5%          9%         17%         14%         15%         --
--------------------

Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2) Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal-prepayment patterns of comparable mortgage-backed securities.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money market, NOW, and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (8%) and (8%) for the 0-90 Days and 91-365 Days categories and positive 4%, 12%, 15%, and 15%, respectively, for the 1-3 Years, 3-5 Years, 5-15 Years, and over 15 Years categories at March 31, 1998.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      During the period covered by this report, there have been no new material legal proceedings or material developments in pending material litigation to which the Corporation or any of its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to their business. Information concerning legal proceedings is contained in Item 3,
Part I of the Corporation's 1997 Form 10-K , Note 19 to the Corporation's consolidated financial statements on page 71 of the 1997 Annual Report, and Note 10 to the Corporation's unaudited interim consolidated financial statements included herein under Item 1 of Part I.

ITEM 2 -- CHANGES IN SECURITIES

      (a) Following the receipt of shareholder approval at the annual meeting of shareholders of the Corporation held April 16, 1998, the Corporation amended its charter to increase the number of shares of common stock the Corporation is authorized to issue from 100 million shares to 300 million shares. The charter amendment did not otherwise affect the rights of holders of the Corporation's common stock.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 -- OTHER INFORMATION

      None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:

           2(a) Agreement and Plan of Reorganization By and Between Magna Group, Inc. and Union Planters Corporation, dated as of February 22, 1998 (incorporated by reference to Appendix A to the Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 7, 1998, Registration Statement No. 333-49617)

           2(b) Agreement and Plan of Reorganization dated March 31, 1998, between Union Planters Corporation and AMBANC Corp. (incorporated by reference to Exhibit 1 to Schedule
                     13D, dated March 31, 1998, filed by Union Planters Corporation (Commission File No. 1-10160) with respect to the common stock of AMBANC Corp. (Commission File No. 0-10710) )

           3(a) Restated Charter of Incorporation, as most recently amended on April 16, 1998 (filed herewith)

           4(a) All instruments defining the rights of the holders of the Union Planters Bank, National Association 6.50% Putable/Callable Subordinated Notes Due March 15, 2018, putable or callable on March 15, 2008 which instruments are not being filed herewith in reliance upon item 601(b)(4)(iii)(A) of Regulation S-K and the related AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) and 601 (b)
                     (4) (v) OF REGULATION S-K dated May 8, 1998 of Union Planters Corporation filed with the Commission, a copy of which is Exhibit 4(b) hereto

           4(b)      Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)(4)
                     (iii)(A) OF REGULATION S-K dated May 8, 1998 (filed herewith)

           11 Computation of Per Share Earnings (incorporated by reference to Note 11 to the Corporation's unaudited interim consolidated financial statements included herein)

           27        Financial Data Schedule (for SEC use only)

      b) Reports on Form 8-K:


      Date of Current Report.                                                              Subject
--------------------------------                                              ---------------------------
      1.   January 15, 1998                                                Press release announcing year ended
                                                                           December 31, 1997 net earnings, reported
                                                                           under Item 5

      2.   February 23, 1998                                               Announcement of definitive agreement to
                                                                           acquire Magna Group, Inc., reported under
                                                                           Item 5

      3.   April 16, 1998                                                  Press release announcing first quarter 1998
                                                                           net earnings, reported under Item 5

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNION PLANTERS CORPORATION
                                         -------------------------------
                                                 (Registrant)

Date:   May 8, 1988
        -----------

                                By:  /s/ Benjamin W. Rawlins, Jr.
                                   --------------------------------------
                                     Benjamin W. Rawlins, Jr.
                                     Chairman and Chief Executive Officer



                                By:  /s/ John W. Parker
                                   --------------------------------------
                                     John W. Parker
                                     Executive Vice President and
                                     Chief Financial Officer



                                By:  /s/ M. Kirk Walters
                                   --------------------------------------
                                     M. Kirk Walters
                                     Senior Vice President, Treasurer,
                                     and Chief Accounting Officer

                           UNION PLANTERS CORPORATION
                                  EXHIBIT INDEX

   EXHIBIT NO.                         DESCRIPTION
-------------------     ------------------------------------------------

      2(a)              Agreement and Plan of Reorganization By and Between
                        Magna Group, Inc. and Union Planters Corporation dated as of February 22, 1998 (incorporated by reference to Appendix A to the Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange
                        Commission on April 7, 1998, Registration Statement No.
                        333-49617)

      2(b)              Agreement and Plan of Reorganization dated March 31,
                        1998, between Union Planters Corporation and AMBANC
                        Corp.(incorporated by reference to Exhibit 1 to Schedule
                        13D, dated March 31, 1998, filed by Union Planters
                        Corporation (Commission File No. 1-10160) with respect to the common stock of AMBANC Corp. (Commission File No.
                        0-10710) )

      3(a) Restated Charter of Incorporation, as most recently amended on April 16, 1998 (filed herewith)

      4(a) All instruments defining the rights of the holders of the Union Planters Bank, National Association 6.50%
                        Putable/Callable Subordinated Notes Due March 15, 2018, putable or callable on March 15,2008 which instruments are not being filed herewith in reliance upon item
                        601(b)(4)(iii)(A) of Regulation S-K and the related
                        AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) and 601 (b)
                        (4) (v) OF REGULATION S-K dated May 8, 1998 of Union
                        Planters Corporation filed with the Commission, a copy of which is Exhibit 4(b) hereto

      4(b)              Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)
                        (4)(iii)(A) OF REGULATION S-K dated May 8, 1998 (filed herewith)

      11 Computation of Per Share Earnings (incorporated by reference to Note 11 to the Corporation's unaudited interim consolidated financial statements included herein)

      27                Financial Data Schedule (for SEC use only)