Form 10-Q/A
period 1998-03-31
UNION PLANTERS CORP
filed 1998-05-26
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

EARNINGS CONSIDERATIONS RELATED TO PENDING ACQUISITIONS

      Historically, as the Corporation acquires entities, merger-related and other significant charges have been incurred. (Reference is made to Table 1 on page 26 of the 1997 Annual Report). Typically, these charges include the following: (i) salaries, employee benefits, and other employment-related charges for employment contract payments, change in control agreements, early retirement and involuntary separation and related benefits, postretirement expenses, and assumed pension expenses of acquired entities; (ii) write-downs of office buildings and equipment to be sold, lease buyouts, assets determined to be obsolete or no longer of use, and equipment not compatible with the Corporation's equipment; (iii) professional fees for legal, accounting, consulting, and financial advisory services; and (iv) other expenses such as asset write-offs, charge-offs of prepaid assets, cancellation of vendor contracts, and other costs which normally arise from consolidation of operational activities. These charges totaled $46.2 million, $52.8 million, and $11.9 million in 1997, 1996, and 1995, respectively. During the first quarter of 1998 and 1997, the Corporation did not incur any significant merger-related charges and there were no reversals of the charges accrued in 1997. The level of the charges is directly related to the size of the institutions being acquired. Charges of the type described in the range of $100 million to $115 million on a pretax basis (approximately $75 million to $80 million on an after tax basis) are expected in connection with the current pending acquisitions (see Note 2 to the interim consolidated financial statements). To the extent that the Corporation's recognition of these charges is contingent upon consummation of a particular transaction, those charges would be recognized in the period in which such transaction closes. This range of potential charges is based on currently available information as well as preliminary estimates and will change if additional entities are acquired.
This range is provided as an estimate of the significant charges which may be in the aggregate required and should be viewed accordingly.

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

      None.

ITEM 5 -- OTHER INFORMATION

      None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:

           2(a) Agreement and Plan of Reorganization By and Between Magna Group, Inc. and Union Planters Corporation, dated as of February 22, 1998 (incorporated by reference to Appendix A to the Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 7, 1998, Registration Statement No. 333-49617)

           2(b) Agreement and Plan of Reorganization dated March 31, 1998, between Union Planters Corporation and AMBANC Corp. (incorporated by reference to Exhibit 1 to Schedule
                     13D, dated March 31, 1998, filed by Union Planters Corporation (Commission File No. 1-10160) with respect to the common stock of AMBANC Corp. (Commission File No. 0-10710) )

           3(a) Restated Charter of Incorporation, as most recently amended on April 16, 1998 (previously filed)

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

           4(b)      Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)(4)
                     (iii)(A) OF REGULATION S-K dated May 8, 1998 (previously filed)

           11 Computation of Per Share Earnings (incorporated by reference to Note 11 to the Corporation's unaudited interim consolidated financial statements included herein)

           27 Financial Data Schedule (for SEC use only)(previously filed)

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

Date:   May 26, 1988
        ------------

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

      3(a) Restated Charter of Incorporation, as most recently amended on April 16, 1998 (previously filed)

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

      4(b)              Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)
                        (4)(iii)(A) OF REGULATION S-K dated May 8, 1998 (previously filed)

      11 Computation of Per Share Earnings (incorporated by reference to Note 11 to the Corporation's unaudited interim consolidated financial statements included herein)

      27                Financial Data Schedule (for SEC use only)(previously filed)