Form 10-Q
period 1998-06-30
UNION PLANTERS CORP
filed 1998-08-13
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


For the quarterly period ended June 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period              to
                          ------------    ------------

Commission File No.   1-10160
                    ----------


                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)


       Tennessee                                           62-0859007
------------------------                       ---------------------------------
(State of incorporation)                       (IRS Employer Identification No.)


                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Memphis, Tennessee 38018
                   -------------------------------------------
                    (Address of principal executive offices)

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


                              Yes   X   No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



          Class                                     Outstanding at July 31, 1998
-------------------------                           ----------------------------
Common stock $5 par value                                    127,129,000

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 1998



                                      INDEX

                                                                                       Page
                                                                                       ----
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          a)  Consolidated Balance Sheet - June 30, 1998,
              June 30, 1997, and December 31, 1997........................................3

          b)  Consolidated Statement of Earnings -
              Three and Six Months Ended June 30, 1998 and 1997...........................4

          c)  Consolidated Statement of Changes in Shareholders' Equity -
              Six Months Ended June 30, 1998..............................................5

          d)  Consolidated Statement of Cash Flows -
              Six Months Ended June 30, 1998 and 1997.....................................6

          e)  Notes to Unaudited Consolidated Financial Statements........................7

     Item 2.  Management's Discussion and Analysis of  Financial Condition and
              Results of Operations......................................................14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................31

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings..........................................................34

     Item 2.  Changes in Securities and Use of Proceeds..................................34

     Item 3.  Defaults Upon Senior Securities............................................34

     Item 4.  Submission of Matters to a Vote of Security Holders........................34

     Item 5.  Other Information..........................................................35

     Item 6.  Exhibits and Reports on Form 8-K...........................................35

     Signatures    ......................................................................37

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                                           JUNE 30,
                                                                                -----------------------------     DECEMBER 31,
                                                                                    1998             1997             1997
                                                                                ------------     ------------     ------------
                                                                                             (Dollars in thousands)
ASSETS
  Cash and due from banks ...................................................   $    728,419     $    717,216     $    816,472
  Interest-bearing deposits at financial institutions .......................         25,410           46,179           24,490
  Federal funds sold and securities purchased under agreements to resell ....         26,971          178,249          109,192
  Trading account assets ....................................................        235,818          175,441          187,419
  Loans held for resale .....................................................        199,092          130,569          170,742
  Available for sale investment securities (Amortized cost: $3,935,105,
    $3,232,773 and $3,185,002, respectively) ................................      3,985,081        3,273,278        3,247,680
  Loans .....................................................................     12,518,263       12,649,525       12,687,089
    Less:  Unearned income ..................................................        (27,220)         (28,688)         (28,525)
           Allowance for losses on loans ....................................       (228,505)        (196,975)        (225,389)
                                                                                ------------     ------------     ------------
         Net loans ..........................................................     12,262,538       12,423,862       12,433,175
  Premises and equipment, net ...............................................        346,485          338,034          330,703
  Accrued interest receivable ...............................................        196,654          220,615          204,504
  FHA/VA claims receivable ..................................................        132,258           61,324          134,112
  Mortgage servicing rights .................................................        100,448           61,716           61,346
  Goodwill and other intangibles ............................................         76,060           60,596           52,655
  Other assets ..............................................................        321,754          348,328          332,589
                                                                                ------------     ------------     ------------
         TOTAL ASSETS .......................................................   $ 18,636,988     $ 18,035,407     $ 18,105,079
                                                                                ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest-bearing .....................................................   $  2,353,307     $  2,246,973     $  2,323,367
    Certificates of deposit of $100,000 and over ............................      1,395,934        1,441,913        1,426,751
    Other interest-bearing ..................................................      9,713,601        9,680,976        9,690,151
                                                                                ------------     ------------     ------------
         Total deposits .....................................................     13,462,842       13,369,862       13,440,269
  Short-term borrowings .....................................................        859,530          731,230          831,627
  Short- and medium-term bank notes .........................................        135,000          185,000          135,000
  Federal Home Loan Bank advances ...........................................        773,679          892,846          703,996
  Other long-term debt ......................................................      1,019,410          639,379          710,908
  Accrued interest, expenses, and taxes .....................................        163,155          137,965          145,452
  Other liabilities .........................................................        357,213          356,470          390,961
                                                                                ------------     ------------     ------------
         TOTAL LIABILITIES ..................................................     16,770,829       16,312,752       16,358,213
                                                                                ------------     ------------     ------------

  Commitments and contingent liabilities ....................................             --               --               --
  Shareholders' equity
    Convertible preferred stock .............................................         27,732           63,331           54,709
    Common stock, $5 par value; 300,000,000 shares authorized;
      85,073,173 issued and outstanding (80,361,223 at  June 30, 1997 and
      81,650,946 at December 31, 1997) ......................................        425,366          401,806          408,255
  Additional paid-in capital ................................................        290,674          185,304          193,032
  Retained earnings .........................................................      1,101,245        1,057,774        1,061,670
  Unearned compensation .....................................................         (9,382)         (10,254)          (9,529)
  Unrealized gain on available for sale securities ..........................         30,524           24,694           38,729
                                                                                ------------     ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY .........................................      1,866,159        1,722,655        1,746,866
                                                                                ------------     ------------     ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 18,636,988     $ 18,035,407     $ 18,105,079
                                                                                ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                             -----------------------   -----------------------
                                                                1998         1997         1998         1997
                                                             ----------   ----------   ----------   ----------
                                                               (Dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans ............................    $  293,445   $  292,644   $  585,605   $  580,249
  Interest on investment securities
    Taxable .............................................        49,110       48,313       90,585       95,558
    Tax-exempt ..........................................         7,253        7,249       14,319       14,559
  Interest on deposits at financial institutions ........           460          320          884          758
  Interest on federal funds sold and securities purchased
    under agreements to resell ..........................         1,968        2,618        4,678        5,041
  Interest on trading account assets ....................         2,803        3,647        5,823        8,139
  Interest on loans held for resale .....................         3,515        1,515        5,795        3,131
                                                             ----------   ----------   ----------   ----------
         Total interest income ..........................       358,554      356,306      707,689      707,435
                                                             ----------   ----------   ----------   ----------

INTEREST EXPENSE
  Interest on deposits ..................................       124,063      123,156      248,148      245,522
  Interest on short-term borrowings .....................         6,219       11,274       12,235       22,583
  Interest on long-term debt ............................        32,598       27,287       60,925       54,151
                                                             ----------   ----------   ----------   ----------
         Total interest expense .........................       162,880      161,717      321,308      322,256
                                                             ----------   ----------   ----------   ----------

         NET INTEREST INCOME ............................       195,674      194,589      386,381      385,179
PROVISION FOR LOSSES ON LOANS ...........................        21,661       22,034       39,570       44,038
                                                             ----------   ----------   ----------   ----------

         NET INTEREST INCOME AFTER PROVISION FOR
           LOSSES ON LOANS ..............................       174,013      172,555      346,811      341,141
                                                             ----------   ----------   ----------   ----------

NONINTEREST INCOME
  Service charges on deposit accounts ...................        27,460       26,869       53,206       53,111
  Mortgage servicing income .............................        13,219       13,499       29,410       28,420
  Bank card income ......................................         7,867        7,254       15,365       15,035
  Factoring commissions .................................         7,437        7,053       14,741       13,877
  Trust service income ..................................         2,282        2,015        4,689        4,428
  Profits and commissions from trading activities .......         1,587        3,152        3,434        5,283
  Investment securities gains (losses) ..................            38         (107)       5,253           66
  Other income ..........................................        51,128       24,151       80,638       46,650
                                                             ----------   ----------   ----------   ----------
         Total noninterest income .......................       111,018       83,886      206,736      166,870
                                                             ----------   ----------   ----------   ----------

NONINTEREST EXPENSE
  Salaries and employee benefits ........................        74,456       70,398      147,686      140,664
  Net occupancy expense .................................        10,677       11,122       21,321       21,859
  Equipment expense .....................................        11,087       10,422       22,084       20,824
  Other expense .........................................        66,098       60,990      124,851      118,231
                                                             ----------   ----------   ----------   ----------
         Total noninterest expense ......................       162,318      152,932      315,942      301,578
                                                             ----------   ----------   ----------   ----------

         EARNINGS BEFORE INCOME TAXES ...................       122,713      103,509      237,605      206,433
Applicable income taxes .................................        44,387       35,251       84,707       71,730
                                                             ----------   ----------   ----------   ----------
         NET EARNINGS ...................................    $   78,326   $   68,258   $  152,898   $  134,703
                                                             ==========   ==========   ==========   ==========

         NET EARNINGS APPLICABLE TO COMMON SHARES .......    $   77,859   $   67,045   $  151,796   $  131,994
                                                             ==========   ==========   ==========   ==========

EARNINGS PER COMMON SHARE
  Basic .................................................    $      .92   $      .84   $     1.81   $     1.66
  Diluted ...............................................           .90          .80         1.76         1.59

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
  Basic .................................................        84,794       80,007       84,090       79,459
  Diluted ...............................................        87,221       84,797       87,098       84,632


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                                                            UNREALIZED
                                                                                                             GAIN ON
                                         CONVERTIBLE              ADDITIONAL                                AVAILABLE
                                          PREFERRED    COMMON      PAID-IN      RETAINED       UNEARNED      FOR SALE
                                            STOCK       STOCK      CAPITAL      EARNINGS     COMPENSATION   SECURITIES      TOTAL
                                         -----------  ---------   ----------   -----------   ------------   ----------   -----------
                                                                           (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1998 ............... $   54,709   $ 408,255   $ 193,032    $ 1,061,670    $   (9,529)   $   38,729   $1,746,866
Comprehensive income
 Net earnings ..........................         --          --          --        152,898            --            --      152,898
 Other comprehensive income,
  net of taxes:
  Net change in the unrealized gain on
   available for sale securities .......         --          --          --             --            --        (8,400)      (8,400)
                                         ----------   ---------   ---------    -----------    ----------    ----------   ----------
     Total comprehensive income ........         --          --          --        152,898            --        (8,400)     144,498
Cash dividends
 Common stock, $1.00 per share .........         --          --          --        (84,343)           --            --      (84,343)
 Preferred stock, $1.00 per share ......         --          --          --         (1,102)           --            --       (1,102)
Common stock issued under
 employee benefit plans and
 dividend reinvestment plan,
 net of stock exchanged ................         --       5,496      20,409             --           147            --       26,052
Issuance of common stock for
 acquisitions ..........................         --       8,217      59,158          8,055            --           195       75,625
Conversion of preferred stock ..........    (26,977)      6,744      20,233             --            --            --           --
Common stock repurchased for use in
  business combinations ................         --      (3,346)     (2,158)       (35,933)           --            --      (41,437)
                                         ----------   ---------   ---------    -----------    ----------    ----------   ----------
BALANCE, JUNE 30, 1998 ................. $   27,732   $ 425,366   $ 290,674    $ 1,101,245    $   (9,382)   $   30,524    1,866,159
                                         ==========   =========   =========    ===========    ==========    ==========   ==========

--------------------
                                                          TAX
                                         BEFORE-TAX    (EXPENSE)  NET OF TAX
                                           AMOUNT       BENEFIT     AMOUNT
                                         ----------   ----------  ----------
DISCLOSURE OF RECLASSIFICATION AMOUNT:
 Net change in the unrealized gain on
  available for sale securities arising
  during the period...................   $   (8,495)  $    3,305  $  (5,190)
 Less: reclassification for gains
        included in net income....            5,253       (2,043)     3,210
                                         ----------   ----------  ---------
 Net change in the unrealized gain on
  available for sale securities.......   $  (13,748)  $    5,348  $  (8,400)
                                         ===========  ==========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                   -----------------------------
                                                                                                       1998             1997
                                                                                                   ------------     ------------
                                                                                                       (Dollars in thousands)
OPERATING ACTIVITIES
 Net earnings .................................................................................    $    152,898     $    134,703
 Reconciliation of net earnings to net cash provided by operating activities:
   Provision for losses on loans, other real estate, and FHA/VA foreclosure claims ............          45,318           46,369
   Depreciation and amortization of premises and equipment ....................................          17,381           17,206
   Amortization and write-off of goodwill, other intangibles, and mortgage servicing rights ...          15,491           13,765
   Net accretion of investment securities .....................................................          (7,227)          (2,910)
   Net realized gains on sales of investment securities .......................................          (5,253)             (66)
   Deferred income tax (benefit) expense ......................................................          (5,816)           5,539
   (Increase) decrease in assets
     Trading account assets and loans held for resale .........................................         (76,749)          63,412
     Other assets .............................................................................          (3,028)          78,099
   Decrease in accrued interest, expenses, taxes, and other liabilities .......................         (23,689)         (38,578)
   Other, net .................................................................................             554              302
                                                                                                   ------------     ------------
     Net cash provided by operating activities ................................................         109,880          317,841
                                                                                                   ------------     ------------

INVESTING ACTIVITIES
 Net decrease (increase) in short-term investments ............................................             371          (25,691)
 Proceeds from sales of available for sale securities .........................................         500,660          191,379
 Proceeds from maturities, calls, and prepayments of available for sale securities ............       1,082,207          754,949
 Purchases of available for sale securities ...................................................      (2,262,413)        (808,150)
 Net decrease (increase) in loans .............................................................         528,844         (109,225)
 Net cash received from acquisitions of financial institutions ................................           6,976               68
 Purchases of premises and equipment, net .....................................................         (23,279)         (22,069)
                                                                                                   ------------     ------------
     Net cash used by investing activities ....................................................        (166,634)         (18,739)
                                                                                                   ------------     ------------

FINANCING ACTIVITIES
 Net decrease in deposits .....................................................................        (306,710)        (144,282)
 Net increase (decrease) in short-term borrowings .............................................          27,903         (178,595)
 Proceeds from long-term debt, net ............................................................         474,396          302,267
 Repayment of long-term debt ..................................................................        (205,341)        (342,612)
 Proceeds from issuance of common stock .......................................................          23,473           18,733
 Purchase and retirement of common stock ......................................................         (41,437)              --
 Cash dividends paid ..........................................................................         (85,804)         (54,188)
                                                                                                   ------------     ------------
     Net cash used by financing activities ....................................................        (113,520)        (398,677)
                                                                                                   ------------     ------------
 Net decrease in cash and cash equivalents ....................................................        (170,274)         (99,575)
 Cash and cash equivalents at the beginning of the period .....................................         925,664          995,040
                                                                                                   ------------     ------------
 Cash and cash equivalents at the end of the period ...........................................    $    755,390     $    895,465
                                                                                                   ============     ============

SUPPLEMENTAL DISCLOSURES
 Cash paid for
  Interest ....................................................................................    $    315,279     $    325,140
  Taxes .......................................................................................          65,806           69,111
 Unrealized gain on available for sale securities .............................................          49,976           40,505


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  PRINCIPLES OF ACCOUNTING

     The consolidated financial statements of Union Planters Corporation and its subsidiaries (collectively, the Corporation) have been prepared in accordance with generally accepted accounting principles. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the consolidated financial condition, results of operations, and cash flows for the interim periods have been included.

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

NOTE 2.  ACQUISITIONS

CONSUMMATED ACQUISITIONS

     In a transaction accounted for as a purchase, the Corporation acquired Sho-Me Financial Corporation (Sho-Me) on January 1, 1998, exchanging 1,153,459 shares of the Corporation's common stock for all of the outstanding common stock of Sho-Me. Total assets of Sho-Me were $373.8 million at the date of acquisition. Goodwill of $29.2 million resulted from the transaction. During the second quarter of 1998 in a transaction accounted for as a pooling of interests, the Corporation acquired Security Bancshares, Inc. (SBI) and its subsidiaries, Farmers & Merchants Bank in Des Arc, Arkansas, and Merchants & Farmers Bank in West Helena, Arkansas, on April 1, 1998, exchanging 490,821 shares of the Corporation's common stock for all the outstanding common stock of SBI. The total assets of SBI at the date of acquisition were approximately $146 million. Prior period financial statements have not been restated for the acquisition of SBI, which is considered insignificant to the financial position and results of operations of the Corporation.

     Reference is made to Note 2 of the consolidated financial statements on pages 49 through 50 of the 1997 Annual Report for information regarding acquisitions completed in 1997.

ACQUISITIONS CONSUMMATED SUBSEQUENT TO JUNE 30, 1998

                                             DATE    COMMON SHARES  METHOD OF
            INSTITUTION                    ACQUIRED     ISSUED      ACCOUNTING   TOTAL ASSETS  TOTAL EQUITY
------------------------------------       --------  -------------  ----------   ------------  ------------
                                                                                     (DOLLARS IN MILLIONS)
Magna Group, Inc. (MGR) ...............      7/1/98    33,399,000   Pooling of        $ 7,744          $639
  St. Louis, Missouri (3)                                           Interests

Peoples First Corporation (Peoples) ...      7/1/98     6,031,000   Pooling of          1,429           142
  Paducah, Kentucky (3)                                             Interests

Merchants Bancshares, Inc.
(Merchants) ...........................     7/31/98     2,019,000   Pooling of            559            60
 Houston, Texas (3)                                                 Interests

CB&T, Inc. ............................      7/7/98     1,449,000   Pooling of            278            34
  McMinnville, Tennessee                                            Interests

Capital Savings Bancorp, Inc. .........      7/8/98       725,000   Pooling of            207            21
  Jefferson City, Missouri                                          Interests

First National Bancshares of
  Wetumpka, Inc. ......................     7/31/98       836,000   Pooling of            217            25
  Wetumpka, Alabama                                                 Interests

Alvin Bancshares, Inc. ................      8/1/98       425,000   Pooling of            121            14
  Alvin, Texas                                                      Interests

First Community Bancshares, Inc. ......      8/5/98       126,000   Pooling of             41             4
  Middleton, Tennessee                                              Interests

Duck Hill Bank ........................      8/1/98        42,000   Purchase               20             2
  Duck Hill, Mississippi                               ----------                     -------          ----
          TOTAL .......................                45,052,000                     $10,616          $941
                                                       ==========                     =======          ====

PENDING ACQUISITIONS

     Through its acquisition program, the Corporation has the following pending acquisitions, which are considered probable of consummation.

                                              PROJECTED                         ANTICIPATED
                                             ACQUISITION      APPROXIMATE        METHOD OF        APPROXIMATE
INSTITUTION                                     DATE         CONSIDERATION      ACCOUNTING      TOTAL ASSETS (1)
------------------------------------------   -----------     -------------      -----------   --------------------
                                                                                               (DOLLARS IN MILLIONS)
Purchase of 24 branches and assumption of
 $1.5 billion of deposits of
 California Federal Bank in Florida........    9/11/98     $110 million deposit   Purchase            $  1,465
                                                           premium in cash

AMBANC Corporation.........................    8/31/98     3,398,000 shares       Pooling of               735
  Vincennes, Indiana (3)                                   of common stock        interests

First Mutual Bancorp, Inc..................   12/31/98     1,100,000 shares       Purchase                 380
  Decatur, Illinois (2)                                    of common stock

Southeast Bancorp, Inc.....................    12/1/98     1,250,000 shares       Pooling of               335
  Corbin, Kentucky                                         of common stock        interests

Transflorida Bank..........................    8/31/98     1,655,000 shares       Pooling of               329
  Boca Raton, Florida                                      of common stock        interests

First State Bank of Covington..............   11/30/98     907,000 shares         Pooling of               144
  Covington, Tennessee                                     of common stock        interests

La Place Bancshares, Inc...................    11/1/98     412,000 shares         Pooling of
  La Place, Louisiana                                      of common stock        interests                 69
          TOTAL............................                                                           --------
                                                                                                      $  3,457
                                                                                                      ========

--------------------

(1)  Approximate total assets at June 30, 1998.
(2) The Corporation intends to purchase in the open market, approximately one million UPC common shares to facilitate its purchase of First Mutual Bancorp, Inc.
(3) In future periods, the Corporation expects to restate its historical financial statements for these acquisitions, which are considered significant.

NOTE 3.  LOANS

     Loans are summarized by type as follows:

                                                            JUNE 30,
                                                 -----------------------------     DECEMBER 31,
                                                     1998             1997             1997
                                                 ------------     ------------     ------------
                                                             (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural .....    $  2,041,141     $  1,875,297     $  1,940,781
Foreign .....................................         231,798          124,989          207,343
Accounts receivable - factoring .............         702,004          482,947          579,067
Real estate - construction ..................         666,457          536,310          639,696
Real estate - mortgage
  Secured by 1-4 family residential .........       3,676,667        3,835,815        3,603,097
  FHA/VA government-insured/guaranteed ......         811,705        1,508,449        1,319,553
  Other mortgage ............................       2,151,695        1,922,165        2,055,420
Home equity .................................         302,069          266,443          290,634
Consumer
  Credit cards and related plans ............         492,748          599,696          558,705
  Other consumer ............................       1,371,531        1,427,823        1,427,756
Direct lease financing ......................          70,448           69,591           65,037
                                                 ------------     ------------     ------------
          TOTAL LOANS .......................    $ 12,518,263     $ 12,649,525     $ 12,687,089
                                                 ============     ============     ============

     Nonperforming loans are summarized as follows:

                                                                                JUNE 30,     DECEMBER 31,
                                                                                  1998           1997
                                                                               ----------    ------------
                                                                                 (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
  Domestic ................................................................    $   94,428     $   94,488
  Foreign .................................................................            51             96
RESTRUCTURED LOANS ........................................................         1,754         10,021
                                                                               ----------     ----------
         TOTAL NONPERFORMING LOANS ........................................    $   96,233     $  104,605
                                                                               ==========     ==========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS ON NONACCRUAL STATUS ...........    $   10,830     $   14,794
                                                                               ==========     ==========


NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

     The changes in the allowance for losses on loans for the three and six months ended June 30, 1998 are summarized as follows.

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30, 1998         JUNE 30, 1998
                                                             ------------------     ----------------
                                                                      (DOLLARS IN THOUSANDS)
BEGINNING BALANCE .......................................       $    223,837          $    225,389
Provision for losses on loans ...........................             21,661                39,570
Recoveries of loans previously charged off ..............              5,186                10,067
Loans charged off .......................................            (24,899)              (52,643)
Increase due to acquisitions ............................              2,720                 6,122
                                                                ------------          ------------
BALANCE, JUNE 30, 1998 ..................................       $    228,505          $    228,505
                                                                ============          ============

     As of June 30, 1998, the amount of the Corporation's impaired loans and the disclosures related thereto were not significant.

NOTE 5.  INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities are summarized as follows:

                                                                               JUNE 30, 1998
                                                           -------------------------------------------------------
                                                                                 UNREALIZED
                                                           AMORTIZED      -------------------------
                                                              COST          GAINS          LOSSES       FAIR VALUE
                                                           ----------     ----------     ----------     ----------
                                                                           (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury .......................................    $  584,768     $    3,069     $      110     $  587,727
  U.S. Government agencies
    Collateralized mortgage obligations ...............       655,924          3,147            277        658,794
    Mortgage-backed ...................................       370,614         11,292            150        381,756
    Other .............................................     1,344,791          9,198            847      1,353,142
                                                           ----------     ----------     ----------     ----------
          Total U. S. Government obligations ..........     2,956,097         26,706          1,384      2,981,419
Obligations of states and political subdivisions ......       531,173         24,592            654        555,111
Other stocks and securities ...........................       447,835          1,085            369        448,551
                                                           ----------     ----------     ----------     ----------
          TOTAL AVAILABLE FOR SALE SECURITIES .........    $3,935,105     $   52,383     $    2,407     $3,985,081
                                                           ==========     ==========     ==========     ==========


                                                                              DECEMBER 31, 1998
                                                           -------------------------------------------------------
                                                                                 UNREALIZED
                                                           AMORTIZED      -------------------------
                                                              COST          GAINS          LOSSES       FAIR VALUE
                                                           ----------     ----------     ----------     ----------
                                                                           (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury .......................................    $  727,600     $    4,045     $      205     $  731,440
  U.S. Government agencies
    Collateralized mortgage obligations ...............       101,236          1,302            100        102,438
    Mortgage-backed ...................................       633,184         20,260            269        653,175
    Other .............................................     1,074,061          9,268            764      1,082,565
                                                           ----------     ----------     ----------     ----------
          Total U. S. Government obligations ..........     2,536,081         34,875          1,338      2,569,618
Obligations of states and political subdivisions ......       480,702         28,871            431        509,142
Other stocks and securities ...........................       168,219            983            282        168,920
                                                           ----------     ----------     ----------     ----------
          TOTAL AVAILABLE FOR SALE SECURITIES .........    $3,185,002     $   64,729     $    2,051     $3,247,680
                                                           ==========     ==========     ==========     ==========


     Investment securities having a fair value of approximately $1.3 billion and $1.5 billion at June 30, 1998 and December 31, 1997, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

     The following table presents the gross realized gains and losses on investment securities for the six months ended June 30, 1998 and 1997.

                                                                    REALIZED GAINS                       REALIZED LOSSES
                                                           ---------------------------------     ---------------------------------
                                                                1998              1997               1998               1997
                                                           --------------     --------------     --------------     --------------
                                                                                   (DOLLARS IN THOUSANDS)
Available for sale securities.........................     $        5,320     $        2,142     $           67     $        2,076
                                                           ==============     ==============     ==============     ==============

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                           -------------------------     -------------------------
                                                              1998           1997           1998           1997
                                                           ----------     ----------     ----------     ----------
                                                                            (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  Gain on sale of securitized loans ....................   $   19,605     $       --     $   19,605     $       --
  Gain on sale of branches/deposits and
    other selected assets ..............................        1,764             --          2,790            500
  Gain on sale of residential mortgages ................        4,187          1,142          7,316          2,185
  Mortgage origination fees ............................        1,815            500          3,664            965
  Customer ATM usage fees ..............................        3,609          3,557          6,645          6,550
  Insurance commissions ................................        3,159          3,073          6,231          5,714
  Annuity sales income .................................        1,195          2,526          2,282          4,357
  Brokerage fee income .................................        2,974          1,561          5,112          2,863
  Letters of credit fees ...............................        1,406          1,320          2,580          2,528
  VSIBG partnership earnings ...........................          887            160          1,892            839
  Other income .........................................       10,527         10,312         22,521         20,149
                                                           ----------     ----------     ----------     ----------
         TOTAL OTHER NONINTEREST INCOME ................   $   51,128     $   24,151     $   80,638     $   46,650
                                                           ==========     ==========     ==========     ==========

OTHER NONINTEREST EXPENSE
  Amortization of mortgage servicing rights ............   $    5,556     $    4,212     $    9,682     $    8,468
  Amortization of goodwill and other intangibles .......        2,868          2,673          5,809          5,397
  Other contracted services ............................        4,558          5,732          9,014         11,344
  Stationery and supplies ..............................        4,784          4,695         10,060          9,780
  Postage and carrier ..................................        5,617          4,399         10,194          8,654
  Advertising and promotion ............................        5,542          4,241          8,921          7,878
  Communications .......................................        4,404          3,473          8,724          6,980
  Other personnel services .............................        2,730          2,344          5,296          4,698
  Other real estate expense ............................        1,546          2,404          4,006          3,908
  Miscellaneous charge-offs ............................        2,822          2,343          5,219          4,536
  Legal fees ...........................................        2,052          2,448          3,974          4,338
  Provision for losses on FHA/VA  foreclosure claims ...        2,396            733          2,722          1,439
  Taxes other than income ..............................        2,541          1,726          4,313          3,347
  Travel ...............................................        1,842          1,694          3,337          3,028
  Consultant fees ......................................        1,050          1,400          1,888          2,479
  Merchant credit card charges .........................        1,721          1,298          3,044          2,507
  Dues, subscriptions, and contributions ...............        1,003          1,119          2,229          2,286
  Brokerage and clearing fees on trading activities ....        1,377          1,188          2,868          2,472
  Accounting and audit fees ............................        1,250            904          2,324          1,730
  Insurance ............................................          522            906            993          1,756
  FDIC insurance .......................................          792            937          1,619          1,721
  Federal Reserve fees .................................          873            742          1,691          1,453
  Other expense ........................................        8,252          9,379         16,924         18,032
                                                           ----------     ----------     ----------     ----------
         TOTAL OTHER NONINTEREST EXPENSE ...............   $   66,098     $   60,990     $  124,851     $  118,231
                                                           ==========     ==========     ==========     ==========


NOTE 7.  INCOME TAXES

     Applicable income taxes for the six months ended June 30, 1998, were $84.7 million, resulting in an effective tax rate of 35.65%. Applicable income taxes for the same period in 1997 were $71.7 million, resulting in an effective tax rate of 34.75%. The increase in the effective rate in 1998, as compared to 1997, is due primarily to the change in the mix of taxable and nontaxable revenues. The tax expense applicable to investment securities gains for the six months ended June 30, 1998 and 1997 was $2.0 million and $26,000, respectively.

     At June 30, 1998, the Corporation had a net deferred tax asset of $108.7 million compared to $94.8 million at December 31, 1997. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of $19.4 million and $24.2 million, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient future taxable income to realize in full these deferred tax benefits. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

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

          Short-term borrowings are summarized as follows:

                                                               JUNE 30,
                                                      -------------------------    DECEMBER 31,
                                                         1998           1997           1997
                                                      ----------     ----------    ------------
                                                               (DOLLARS IN THOUSANDS)
Balances at quarter end:
Federal funds purchased and securities sold
  under agreements to repurchase ................     $  858,604     $  528,580     $  754,939
FHLB advances ...................................             --        199,663         75,060
Other short-term borrowings .....................            926          2,987          1,628
                                                      ----------     ----------     ----------
         Total short-term borrowings ............     $  859,530     $  731,230     $  831,627
                                                      ==========     ==========     ==========

Federal funds purchased and securities sold under
  agreements to repurchase
         Daily average balance ..................     $  495,035     $  460,087     $  503,514
         Weighted average interest rate .........           4.87%          4.78%          4.92%


SHORT- AND MEDIUM-TERM BANK NOTES

     The Corporation's principal subsidiary, Union Planters Bank, National Association (UPB), has a $1-billion short- and medium-term bank note program to supplement UPB's funding sources. Under the program UPB may from time to time issue bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Bank Notes) and bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Bank Notes). At June 30, 1998 and December 31, 1997, UPB had no Short-Term Bank Notes outstanding. A summary of the Medium-Term Bank Notes follows.

                                                      JUNE 30, 1998     DECEMBER 31, 1997
                                                      -------------     -----------------
                                                            (DOLLARS IN THOUSANDS)
Balances at period end ...........................      $  135,000          $  135,000
Fixed-rate notes .................................         135,000             135,000
Range of maturities ..............................    8/98 - 10/01        8/98 - 10/01


FEDERAL HOME LOAN BANK (FHLB) ADVANCES

     Certain of the Corporation's banking and thrift subsidiaries had outstanding advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At June 30, 1998, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                                                  JUNE 30,
                                                      -------------------------------     DECEMBER 31,
                                                          1998              1997              1997
                                                      -------------     -------------     -------------
                                                                   (DOLLARS IN THOUSANDS)
Balances at period end ...........................    $     773,679     $     892,846     $     703,996
Range of interest rates ..........................    3.25% - 8.95%     3.25% - 9.00%     3.25% - 8.95%
Range of maturities ..............................     1998 - 2017       1997 - 2025       1998 - 2017

OTHER LONG-TERM DEBT

     The Corporation's other long-term debt is summarized as follows:

                                                                    JUNE 30,
                                                           -------------------------    DECEMBER 31,
                                                              1998           1997           1997
                                                           ----------     ----------    ------------
                                                                    (DOLLARS IN THOUSANDS)
Corporation-Obligated Mandatorily Redeemable
  Capital Pass-through Securities of Subsidiary Trust
  holding solely a Corporation-Guaranteed Related
  Subordinated Note (Trust Preferred Securities) ......    $  198,991     $  198,956     $  198,973
Variable-rate asset-backed certificates ...............       253,740        218,900        275,000
6.75% Subordinated Notes due 2005 .....................        99,566         99,507         99,536
6.25% Subordinated Notes due 2003 .....................        74,722         74,670         74,696
6.50% Putable/Callable Subordinated Notes due 2018 ....       301,809             --             --
Other long-term debt ..................................        90,582         47,346         62,703
                                                           ----------     ----------     ----------
         TOTAL OTHER LONG-TERM DEBT ...................    $1,019,410     $  639,379     $  710,908
                                                           ==========     ==========     ==========


NOTE 9.  SHAREHOLDERS' EQUITY

COMMON STOCK

     At the Corporation's annual meeting April 16, 1998, shareholders approved an increase in the number of authorized common shares from 100 million to 300 million.

PREFERRED STOCK

     The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's common stock, is summarized as follows:

                                                                                           JUNE 30,
                                                                                  -------------------------    DECEMBER 31,
                                                                                     1998           1997          1997
                                                                                  ----------     ----------    ------------
                                                                                       (DOLLARS IN THOUSANDS)
Preferred stock, without par value, 10,000,000 shares authorized
  Series A Preferred Stock,
   750,000 shares authorized, none issued ....................................    $       --     $       --     $       --
  Series E, 8% Cumulative, Convertible, Preferred Stock
   (stated at liquidation value of $25 per share)
    1,109,270 shares issued and outstanding (2,533,236 at June 30, 1997 and
    2,188,358 at December 31, 1997) ..........................................        27,732         63,331         54,709
                                                                                  ----------     ----------     ----------
         TOTAL PREFERRED STOCK ...............................................    $   27,732     $   63,331     $   54,709
                                                                                  ==========     ==========     ==========


NOTE 10. CONTINGENT LIABILITIES

CONTINGENT LIABILITIES

     The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1997 10-K, in Note 19 to the Corporation's consolidated financial statements on page 71 of the 1997 Annual Report, and in Note 10 to the Corporation's March 31, 1998 unaudited interim consolidated financial statements. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

     Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened lawsuits. There were no significant developments during the second quarter of 1998 in any of the pending or threatened actions that affected such opinion and no new material legal proceedings arose during the second quarter of 1998.

NOTE 11. EARNINGS PER SHARE

     The calculation of net earnings per share is summarized as follows:

                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------     -----------------------------
                                                     1998             1997             1998             1997
                                                 ------------     ------------     ------------     ------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC:
  Net earnings ...............................   $     78,326     $     68,258     $    152,898     $    134,703
    Less preferred dividends .................            467            1,213            1,102            2,709
                                                 ------------     ------------     ------------     ------------
  Net earnings applicable to common shares ...   $     77,859     $     67,045     $    151,796     $    131,994
                                                 ============     ============     ============     ============
  Net earnings per common share--basic .......   $        .92     $        .84     $       1.81     $       1.66
                                                 ============     ============     ============     ============

DILUTED:
  Net earnings ...............................   $     78,326     $     68,258     $    152,898     $    134,703
                                                 ============     ============     ============     ============
  Average common shares outstanding ..........     84,793,822       80,007,338       84,090,152       79,458,685
  Stock option adjustment ....................        924,430        1,478,403        1,090,301        1,489,782
  Preferred stock adjustment .................      1,502,270        3,311,195        1,917,625        3,683,533
                                                 ------------     ------------     ------------     ------------
  Average common shares outstanding ..........     87,220,522       84,796,936       87,098,078       84,632,000
                                                 ============     ============     ============     ============
  Net earnings per common share--diluted .....   $        .90     $        .80     $       1.76     $       1.59
                                                 ============     ============     ============     ============


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1997 Annual Report, the Corporation's Quarterly Report on Form 10-Q dated March 31, 1998, the Corporation's interim unaudited financial statements and notes for the three and six months ended June 30, 1998, included in Part I hereof, and the supplemental financial data included in this discussion.

     Certain of the information included in this discussion contains forward-looking statements and information that are based on management's belief as well as certain assumptions made by, and information currently available to management. Specifically, this Form 10-Q contains forward-looking statements with respect to the adequacy of the allowance for losses on loans; the effect of legal proceedings on the Corporation's financial condition, results of operations, and liquidity; charges related to pending acquisitions; cost savings related to integration of completed acquisitions; and year 2000 compliance issues. When used in this discussion, the words "anticipate," "project," "expect," "believes," and similar expressions are intended to identify forward-looking statements. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among key factors that may have a direct bearing on the Corporation's operating results are fluctuations in the economy, especially in the Southeast; the relative strength and weakness in the consumer and commercial credit sector and in the real estate market; the actions taken by the Federal Reserve for the purpose of managing the economy; the Corporation's ability to realize anticipated cost savings related to both recently completed and pending acquisitions; the ability of the Corporation to achieve anticipated revenue enhancements; its success in assimilating acquired operations into the Corporation's culture, including its ability to instill the Corporation's credit culture and approach to operating efficiencies into acquired operations; the continued growth of the markets in which the Corporation operates consistent with recent historical experience; the absence of undisclosed material contingencies inherent in acquired operations, including asset quality and litigation contingencies; the enactment of legislation impacting the operations of the Corporation; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure.

SELECTED FINANCIAL DATA

     The following table presents selected financial highlights for the three and six months ended June 30, 1998 and 1997.

                                                                                                         PERCENTAGE CHANGE
                                             THREE MONTHS ENDED               SIX MONTHS ENDED          --------------------
                                                  JUNE 30,                        JUNE 30,              THREE          SIX
                                        ----------------------------    ----------------------------    ------        ------
                                            1998            1997            1998            1997        MONTHS        MONTHS
                                        ------------    ------------    ------------    ------------    ------        ------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings .......................    $     78,326    $     68,258    $    152,898    $    134,703        15%       14%
Basic earnings per common share ....             .92             .84            1.81            1.66        10         9
Diluted earnings per common share ..             .90             .80            1.76            1.59        13        11
Return on average assets ...........            1.70%           1.52%           1.69%           1.51%
Return on average common equity ....           17.57           16.81           17.54           16.98
Dividends per common share .........    $        .50    $       .375    $       1.00    $       .695        33        44
Net interest margin (FTE) ..........            4.76%           4.82%           4.78%           4.81%
Interest rate spread (FTE) .........            3.88            4.01            3.92            4.02
Expense ratio ......................            1.54            1.47            1.45            1.45
Efficiency ratio ...................           55.44           52.94           54.12           52.79
Book value per common share ........                                    $      21.61    $      20.65                   5
Leverage ratio .....................                                           10.79%          10.33%
Common share prices:
  High closing price ...............    $      62.56    $      52.13    $      67.31    $      52.13
  Low closing price ................           53.94           41.25           53.94           38.38
  Closing price at quarter end .....           58.81           51.88           58.81           51.88

---------------

Net interest margin = Net interest income as a percentage of average earning assets

Interest rate spread = Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amoritization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonrecurring expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS -- SIX MONTHS ENDED JUNE 30, 1998

     The following table presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE

                                                                                     SIX MONTHS ENDED
                                                                                        JUNE 30,                 EPS
                                                                               -------------------------      INCREASE
                                                                                   1998           1997       (DECREASE)
                                                                               -----------    ----------     ----------
Net interest income-FTE ...................................................    $     4.53     $     4.65     $     (.12)
Provision for losses on loans .............................................          (.45)          (.52)           .07
                                                                               ----------     ----------     ----------
         NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS-FTE ......          4.08           4.13           (.05)
                                                                               ----------     ----------     ----------

NONINTEREST INCOME
  Service charges on deposit accounts .....................................           .61            .63           (.02)
  Mortgage servicing income ...............................................           .34            .34             --
  Bank card income ........................................................           .18            .18             --
  Factoring commissions ...................................................           .17            .16            .01
  Trust service income ....................................................           .05            .05             --
  Profits and commissions from trading activities .........................           .04            .06           (.02)
  Investment securities gains (losses) ....................................           .06             --            .06
  Other income ............................................................           .92            .55            .37
                                                                               ----------     ----------     ----------
         Total noninterest income .........................................          2.37           1.97            .40
                                                                               ----------     ----------     ----------

NONINTEREST EXPENSE
  Salaries and employee benefits ..........................................          1.70           1.66           (.04)
  Net occupancy expense ...................................................           .24            .26            .02
  Equipment expense .......................................................           .25            .25             --
  Other expense ...........................................................          1.43           1.40           (.03)
                                                                               ----------     ----------     ----------
         Total noninterest expense ........................................          3.62           3.57           (.05)
                                                                               ----------     ----------     ----------

         EARNINGS BEFORE INCOME TAXES-FTE .................................          2.83           2.53            .30
Applicable income taxes-FTE ...............................................          1.07            .94           (.13)
                                                                               ----------     ----------     ----------
         NET EARNINGS .....................................................          1.76           1.59            .17
Less preferred stock dividends ............................................            --             --             --
                                                                               ----------     ----------     ----------
         DILUTED EARNINGS PER SHARE .......................................    $     1.76     $     1.59     $      .17
                                                                               ==========     ==========     ==========

Change in net earnings applicable to diluted earnings per share using
  previous year average shares outstanding ................................                                  $      .21
Change in average shares outstanding ......................................                                        (.04)
                                                                                                             ----------
Change in net earnings ....................................................                                  $      .17
                                                                                                             ==========

Average diluted shares (in thousands) .....................................        87,098         84,632
                                                                               ==========     ==========

---------------

FTE = Fully taxable-equivalent basis

                        SECOND QUARTER EARNINGS OVERVIEW

     For the second quarter of 1998, the Corporation reported record earnings of $78.3 million compared to $68.3 million for the same period in 1997. Diluted earnings per common share for the second quarter of 1998 were $.90 compared to $.80 for the same period in 1997, an increase of 12.5%. Second quarter earnings resulted in an annualized return on average assets of 1.70% and an annualized return on average common equity of 17.57% which compares to 1.52% and 16.81%, respectively, for the same period in 1997.

     Net earnings for the six months ended June 30, 1998 were $152.9 million, or $1.76 per diluted common share. This compares to net earnings of $134.7 million, or $1.59 per diluted common share for the same period in 1997. The returns on average assets and average common equity for the first half of 1998 were 1.69% and 17.54% compared to 1.51% and 16.98%, respectively, for the same period last year.

     The improvement in net earnings is attributable to a $27.1 million increase in noninterest income, primarily related to a $19.6 million gain from the securitization of FHA/VA loans. Partially offsetting the increase in noninterest income was a $9.4 million increase in noninterest expenses, approximately half of which related to several smaller acquisitions in late 1997 and early 1998. The following is a more complete discussion and analysis of the operating results for the three and six months ended June 30, 1998 compared to the same periods in 1997.


                                EARNINGS ANALYSIS

NET INTEREST INCOME

     Net interest income (FTE) for the second quarter of 1998 was $199.8 million, a $1.2 million increase over the second quarter of 1997 which was $198.6 million, and up $4.9 million from the first quarter of 1998 which was $194.9 million. For the first half of 1998, net interest income (FTE) was $394.7 million compared to $393.4 million for the same period in 1997. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes, which follow this discussion for additional information regarding the changes in net interest income.

     The net interest margin for the second quarter of 1998 was 4.76% which compares to 4.82% for the same quarter last year and 4.80% for the first quarter of 1998. The net interest margin for the first half of 1998 was 4.78%, three basis points lower than the net interest margin for the same period in 1997. The interest rate spread decreased to 3.88% for the second quarter of 1998, down from 4.01% for the same period a year ago and down from 3.96% for the first quarter of 1998.

INTEREST INCOME

     The following table presents a breakdown of average earning assets for the three and six months ended June 30, 1998 and 1997.

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                            ----------------------      ----------------------
                                              1998          1997          1998          1997
                                            --------      --------      --------      --------
                                                           (DOLLARS IN BILLIONS)
Average earning assets .............        $   16.8      $   16.5      $   16.7      $   16.5
 Comprised of:
 Loans .............................              77%           77%           78%           77%
 Investment securities .............              21            20            20            20
 Other earning assets ..............               2             3             2             3

---------------

Fully taxable equivalent yield on
  average earning assets ...........            8.67%         8.75%         8.63%         8.75%

     Interest income (FTE) increased $2.4 million for the second quarter of 1998 compared to the same period in 1997. The increase is attributable to a $334 million increase in average earning assets, which resulted in a $7.0 million increase in interest income. This increase was partially offset by a 12 basis point decrease in the average yield on earning assets, which decreased interest income approximately $4.6 million. For the first half of 1998, interest income increased $413,000 due primarily to the growth of average earning assets, primarily loans, which increased interest income approximately $9.1 million. This increase was partially offset by an eight basis point decrease in the average yield on earning assets, which decreased interest income approximately $8.7 million. Interest income improved $9.4 million over the first quarter of 1998 due primarily to an increase in average investment securities and a higher yield on loans.

INTEREST EXPENSE

     The following table presents a breakdown of average interest-bearing liabilities for the three and six months ended June 30, 1998 and 1997.

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                           ----------------------      ----------------------
                                                             1998          1997          1998          1997
                                                           --------      --------      --------      --------
                                                                          (DOLLARS IN BILLIONS)
Average interest-bearing liabilities ..................    $   13.7      $   13.7      $   13.6      $   13.7
 Comprised of:
  Deposits ............................................          82%           82%           83%           82%
  Short-term borrowings ...............................           4             6             4             6
  FHLB advances and long-term debt ....................          14            12            13            12


Rates paid on average interest-bearing liabilities ....        4.75%         4.74%         4.75%         4.73%

     Interest expense increased $1.2 million in the second quarter of 1998 compared to the same period in 1997. The increase is due primarily to the issuance of $300 million of 6.5% Putable/Callable Subordinated Notes in March 1998 partially offset by lower volumes of short-term borrowings and deposits. For the first six months of 1998, interest expense decreased $948,000 compared to the same period in 1997. This decrease related primarily to a net decrease in borrowings and other time deposits, partially offset by an increase in long-term debt related to the issuance of subordinated debt referred to above. Interest expense increased $4.5 million compared to the first quarter of 1998 due primarily to the subordinated debt issued in the latter part of the first quarter.

PROVISION FOR LOSSES ON LOANS

     The provision for losses on loans for the second quarter of 1998 was $21.7 million, or .73% of average loans on an annualized basis, compared to $22.0 million, or .79% of average loans, for the same period in 1997. For the six months ended June 30, 1998, the provision for losses on loans was $39.6 million compared to $44.0 million for the same period in 1997. The provision for losses on loans for the first half of 1998 continued to be impacted by the level of credit card charge-offs, which accounted for 55% of the charge-offs. Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs.

NONINTEREST INCOME

     Noninterest income for the second quarter of 1998 was $111.0 million, an increase of $27.1 million from the same period in 1997, and an increase of $15.3 million compared to the first quarter of 1998. For the first half of 1998, noninterest income was $206.7 million compared to $166.9 million for the same period in 1997. The major components of noninterest income are presented on the face of the statement of earnings and in Note 6 to the interim unaudited consolidated financial statements.

     The significant increase in noninterest income in the second quarter of 1998 related to a gain of $19.6 million from the securitization of FHA/VA loans. During the quarter, approximately $381 million of previously defaulted FHA and VA guaranteed loans serviced by one of the Corporation's subsidiaries were securitized and sold. The loans sold had a weighted-average maturity of 219 months and a weighted-average interest rate of 9.87%. The loans will continue to be serviced by a subsidiary of the Corporation for a one percent fee. The transaction should allow the Corporation to continue to experience the economic benefits of the high coupon loans while avoiding some of the funding risks associated with the unpredictable cash flows. The Corporation purchased a portion of the new securities with an estimated market value of $17.4 million, and they are being held in the investment securities portfolio.

     In addition to the above gain, the increase in noninterest income for the second quarter of 1998 and the first half of the year compared to the same periods in 1997 was also due to the following items: (i) gains on the sale of branches/deposits and other selected assets which increased $1.2 million and $2.3 million, respectively; (ii) brokerage fees increased $1.4 million and $2.9 million, respectively, due to increased trading volume in the financial markets;
(iii) mortgage origination fees increased $1.3 million and $2.7 million, respectively, due to an increase in mortgage originations; (iv) gains on the sale of residential mortgages increased $938,000 and $3.0 million, respectively, due primarily to the sale of $104 million of adjustable-rate mortgage loans in the first quarter of 1998; (v) investment securities gains of $145,000 and $5.2 million, respectively, which year to date increased due to the sale of $296 million of securities in the first quarter of 1998; and (vi) factoring commissions which increased $384,000 and $864,000, respectively, due to increased factor sales volume. The principal reason for the increase in noninterest income between the first and second quarters of 1998 was the $19.6 million gain from the securitization of FHA/VA loans discussed above, partially offset by a decline in investment securities gains of $5.2 million

NONINTEREST EXPENSE

     Noninterest expense for the second quarter of 1998 increased $9.4 million to $162.3 million compared to $152.9 million for the second quarter of 1997 and an increase of $8.7 million from the first quarter of 1998. For the first half of 1998, noninterest expense was $315.9 million compared to $301.6 million. The major components of noninterest expense are detailed on the face of the statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

     Noninterest expenses for the second quarter and for the first half of 1998 were impacted by several smaller acquisitions late in 1997 and in early 1998 which increased noninterest expenses approximately $4.5 million and $9.6 million, respectively. The largest component of this increase was salaries and employee benefits, which increased $2.0 million and $4.7 million, respectively.

     Salaries and employee benefits expense, the largest component of noninterest expense, increased $2.1 and $2.3 million, respectively, for the three and six months ended June 30, 1998 compared to the same periods in 1997, excluding the impact of the smaller acquisitions discussed previously. Most of the increase related to incentive pay, partially offset by a decrease in the number of employees. At June 30, 1998, the Corporation had 7,690 full-time-equivalent employees compared to 7,918 at June 30, 1997, and compared to 7,717 at March 31, 1998.

     Other categories of expenses impacting the increase in noninterest expense between the three and six months ended June 30, 1998 compared to the same period in 1997 were: (i) an increase in the provision for losses on FHA/VA foreclosure losses of $1.6 million and $1.3 million, respectively; (ii) an increase in communications expense of $931,000 and $1.7 million, respectively; (iii) an increase in postage and other carrier expense of $1.2 million and $1.5 million, respectively; and (iv) an increase in the amortization of mortgage servicing rights due to the higher level of mortgage servicing rights resulting from the purchase of mortgage servicing in the first quarter of 1998.

     Currently, a significant amount of management time is being spent on the operational consolidation of most of the banking charters, integration of recently completed acquisitions, and "Y2K" compliance. Additionally, the Corporation is upgrading technology and standardizing products and services throughout the Corporation's ten-state, 700 plus branch network. These efforts, in management's opinion, are taking management time and energies that would otherwise be spent on other efforts. Quantifying the exact impact is not possible. While these efforts impact operations over the short-run, they are expected to pay dividends for both customers and shareholders in the future as integration of branch facilities and back office systems from charter consolidation and recent acquisitions are completed and standard products are put in place.

EARNINGS CONSIDERATIONS RELATED TO PENDING ACQUISITIONS

     Historically, as the Corporation acquires entities, merger-related and other significant charges have been incurred. (Reference is made to Table 1 on page 26 of the 1997 Annual Report). Typically, these charges include the following: (i) salaries, employee benefits, and other employment-related charges for employment contract payments, change in control agreements, early retirement and involuntary separation and related benefits, postretirement expenses, and assumed pension expenses of acquired entities; (ii) write-downs of office buildings and equipment to be sold, lease buyouts, assets determined to be obsolete or no longer of use, and equipment not compatible with the Corporation's equipment; (iii) professional fees for legal, accounting, consulting, and financial advisory services; and (iv) other expenses such as asset write-offs, charge-offs of prepaid assets, cancellation of vendor contracts, computer conversion costs, and other costs which normally arise from consolidation of operational activities. These charges totaled $46.2 million, $52.8 million, and $11.9 million in 1997, 1996, and 1995, respectively. During the second quarters of 1998 and 1997, these charges were not significant and there were no significant reversals of charges accrued in prior periods. The level of the charges is directly related to the size of the institution being acquired. After-tax charges of the type described above in the range of $75 million to $85 million are expected in connection with the acquisitions completed subsequent to June 30, 1998 and the current pending acquisitions (see
Note 2 to the interim unaudited consolidated financial statements). To the extent that the Corporation's recognition of these charges is contingent upon consummation of a particular transaction, those charges would be recognized in the period in which such transaction closes. This range of potential charges is based on currently available information as well as preliminary estimates and will change if additional entities are acquired. This range is provided as an estimate of the significant charges which may be in the aggregate required and should be viewed accordingly.

CHARTER CONSOLIDATION

     On page 12 of the 1997 Annual Report is a discussion of the legal merger of the majority of the Corporation's banking subsidiaries effective January 1, 1998. In connection with the merger, the Corporation incurred in the fourth quarter of 1997 charges related to the decision to merge the subsidiaries totaling approximately $16.7 million. For the six months ended June 30, 1998, no additional significant charges were incurred and there were no reversals of the charges accrued in 1997. The anticipated annual cost savings from the consolidation, approximately $15 to $20 million on a pretax basis, are still expected but have not yet been fully recognized. A major portion is expected to be realized in the latter part of 1998; however, the full impact of the savings and revenue enhancements are not expected until mid-1999.

ACQUISITIONS CONSUMMATED SUBSEQUENT TO JUNE 30, 1998

     The following table presents selected financial data for the acquisitions completed subsequent to June 30, 1998.

                           UNION PLANTERS CORPORATION
                             SELECTED FINANCIAL DATA
              ACQUISITIONS CONSUMMATED SUBSEQUENT TO JUNE 30, 1998
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                       JUNE 30, 1998
                                         --------------------------------------------------------------------
                                           UPC         MGR       PEOPLES    MERCHANTS   OTHER (1)     TOTAL
                                         -------     -------     -------    ---------   ---------    --------
Balance sheet data (at period end)
  Investment securities .............    $ 3,985     $ 2,545     $   249     $   142     $   217     $ 7,138
  Loans, net of unearned income .....     12,491       4,574       1,109         342         549      19,065
  Allowance for losses on loans .....        229          65          16           4           7         321
  Total assets ......................     18,637       7,744       1,429         559         869      29,238
  Total deposits ....................     13,463       5,785       1,193         495         732      21,668
  Total equity ......................      1,866         639         142          60          98       2,805



                                                        SIX MONTHS ENDED JUNE 30, 1998
                                         ------------------------------------------------------------
                                           UPC          MGR        PEOPLES      MERCHANTS     TOTAL
                                         --------     --------     --------     ---------    --------
Income statement data (2)
  Net interest income ..............     $    386     $    124     $     29     $     15     $    554
  Provision for losses on loans ....           39           22            9            1           71
  Noninterest income ...............          207           22            5            3          237
  Noninterest expense ..............          316          113           36           12          477
                                         --------     --------     --------     --------     --------
  Earnings before taxes ............          238           11          (11)           5          243
  Taxes (credit) ...................           85            3           (2)           2           88
                                         --------     --------     --------     --------     --------
  Net earnings .....................     $    153     $      8     $     (9)    $      3     $    155
                                         ========     ========     ========     ========     ========

  Earnings per share
    Basic ..........................     $   1.81                                            $   1.25
    Diluted ........................     $   1.76                                            $   1.21

  Average shares outstanding
    Basic ..........................       84,794                                             124,000
    Diluted ........................       87,221                                             128,751

---------------

(1) Includes CB&T, Inc., Capital Savings Bancorp, Inc., First National Bancshares of Wetumpka, Inc., Alvin Bancshares, Inc., First Community Bancshares, Inc., and Duck Hill Bank, all of which were acquired by August 5, 1998.
(2) The pro forma income statement data of the Other Acquisitions are not presented since individually and in the aggregate, they are not significant to the Corporation from a financial standpoint. They will be included in the Corporation's statement of earnings prospectively from the date of acquisition.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES





                                                                                 THREE MONTHS ENDED JUNE 30,
                                                           -------------------------------------------------------------------------
                                                                     1998                                       1997
                                                           -----------------------------------  ------------------------------------
                                                                          INTEREST       FTE                    INTEREST      FTE
                                                             AVERAGE       INCOME/      YIELD/    AVERAGE        INCOME/     YIELD/
                                                             BALANCE       EXPENSE       RATE     BALANCE        EXPENSE      RATE
                                                           ------------  ------------   ------  ------------   ------------  ------
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial institutions      $     35,389  $        460   5.21%   $     37,256   $        588   6.33%
  Federal funds sold and securities
    purchased under agreements to resell ............           134,825         1,968   5.85         183,815          2,618   5.71
  Trading account assets ............................           176,596         2,803   6.37         198,364          3,647   7.37
  Investment securities (1) (2)
    Taxable .........................................         3,077,041        49,110   6.40       2,899,915         48,313   6.68
    Tax-exempt ......................................           501,586        10,666   8.53         473,021         10,715   9.09
                                                           ------------  ------------           ------------   ------------
          Total investment securities ...............         3,578,627        59,776   6.70       3,372,936         59,028   7.02
  Loans, net of unearned income (1) (3) (4) .........        12,923,808       297,708   9.24      12,722,963        294,428   9.28
                                                           ------------  ------------           ------------   ------------
          TOTAL EARNING ASSETS (1) (2) (3) (4) ......        16,849,245       362,715   8.63      16,515,334        360,309   8.75
                                                                         ------------                          ------------
  Cash and due from banks ...........................           637,116                              567,649
  Premises and equipment ............................           342,656                              335,996
  Allowance for losses on loans .....................          (229,265)                            (190,066)
  Other assets ......................................           845,929                              797,346
                                                           ------------                         ------------
          TOTAL ASSETS ..............................      $ 18,445,681                         $ 18,026,259
                                                           ============                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts .............................      $  1,993,782  $     19,139   3.85%   $  1,804,449   $     15,803   3.51%
  Savings deposits ..................................         2,578,150        14,088   2.19       2,552,811         15,053   2.37
  Certificates of deposit of $100,000 and over ......         1,428,158        19,715   5.54       1,434,775         19,870   5.55
  Other time deposits ...............................         5,277,736        71,121   5.41       5,368,652         72,430   5.41
  Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase ...........           509,041         6,200   4.89         484,429          5,869   4.86
   Short-term bank notes ............................                --            --     --         149,615          2,201   5.90
   Other ............................................             1,848            19   4.12         219,031          3,204   5.87
  Long-term debt
    Federal Home Loan Bank advances .................           818,991        12,177   5.96         897,179         13,222   5.91
    Subordinated capital notes ......................           476,109         7,767   6.54         174,159          2,931   6.75
    Medium-term bank notes ..........................           135,000         2,235   6.64         135,000          2,236   6.64
    Trust Preferred Securities ......................           198,987         4,127   8.32         198,951          4,127   8.32
    Other ...........................................           330,770         6,292   7.63         251,558          4,771   7.61
                                                          -------------  ------------           ------------   ------------
          TOTAL INTEREST-BEARING LIABILITIES ........        13,748,572       162,880   4.75      13,670,609        161,717   4.74
  Noninterest-bearing demand deposits ...............         2,331,975            --              2,161,010             --
                                                           ------------  ------------           ------------   ------------
          TOTAL SOURCES OF FUNDS ....................        16,080,547       162,880             15,831,619        161,717
                                                                         ------------                          ------------
  Other liabilities .................................           557,815                              527,878
  Shareholders' equity
     Preferred stock ................................            30,045                               67,246
     Common equity ..................................         1,777,274                            1,599,516
                                                           ------------                         ------------
       Total shareholders' equity ...................         1,807,319                            1,666,762
                                                           ------------                         ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....      $ 18,445,681                         $ 18,026,259
                                                           ============                         ============

NET INTEREST INCOME (1) .............................                    $    199,835                          $    198,592
                                                                         ============                          ============
INTEREST-RATE SPREAD (1) ............................                                   3.88%                                 4.01%
                                                                                        ====                                  ====
NET INTEREST MARGIN (1) .............................                                   4.76%                                 4.82%
                                                                                        ====                                  ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans ...........................................                    $        748                          $        537
    Investment securities ...........................                           3,413                                 3,466
                                                                         ------------                          ------------
          TOTAL .....................................                    $      4,161                          $      4,003
                                                                         ============                          ============

---------------------

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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES



                                                                                        THREE MONTHS ENDED JUNE 30,
                                                                                              1998 VERSUS 1997
                                                                                     ---------------------------------
                                                                                     INCREASE (DECREASE)
                                                                                     DUE TO CHANGE IN: (1)
                                                                                     --------------------      TOTAL
                                                                                     AVERAGE      AVERAGE     INCREASE
                                                                                     VOLUME        RATE      (DECREASE)
                                                                                     -------      -------    ----------
                                                                                            (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ............................   $   (17)     $   157      $   140
  Federal funds sold and securities purchased under agreements to resell .........      (713)          63         (650)
  Trading account assets .........................................................      (376)        (468)        (844)
  Investment securities (FTE) ....................................................     3,506       (2,758)         748
  Loans, net of unearned income (FTE) ............................................     4,633       (1,621)       3,012
                                                                                     -------      -------      -------
          TOTAL INTEREST INCOME ..................................................     7,033       (4,627)       2,406
                                                                                     -------      -------      -------

INTEREST EXPENSE
  Money market accounts ..........................................................     1,741        1,595        3,336
  Savings deposits ...............................................................       148       (1,113)        (965)
  Certificates of deposit of $100,000 and over ...................................       (91)         (64)        (155)
  Other time deposits ............................................................    (1,225)         (84)      (1,309)
  Short-term borrowings ..........................................................    (4,224)        (831)      (5,055)
  Long-term debt .................................................................     5,275           36        5,311
                                                                                     -------      -------      -------
          TOTAL INTEREST EXPENSE .................................................     1,624         (461)       1,163
                                                                                     -------      -------      -------
CHANGE IN NET INTEREST INCOME ....................................................   $ 5,409      $(4,166)     $ 1,243
                                                                                     =======      =======      =======

PERCENTAGE INCREASE IN NET INTEREST INCOME
  OVER PRIOR PERIOD...........................................                                                     .63%
                                                                                                               =======

--------------------

FTE = Fully taxable-equivalent basis

(1) The increase or decrease due to the change in the balance sheet mix has been allocated proportionately to volume and rate change.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                                SIX MONTHS ENDED JUNE 30,
                                                          --------------------------------------------------------------------------
                                                                         1998                                 1997
                                                          ----------------------------------   -------------------------------------
                                                                           INTEREST    FTE                       INTEREST     FTE
                                                             AVERAGE       INCOME/    YIELD/     AVERAGE         INCOME/      YIELD/
                                                             BALANCE       EXPENSE     RATE      BALANCE         EXPENSE      RATE
                                                          ------------  ------------   ----    ------------    ------------   ----
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial institutions ... $     31,921  $        884   5.58%   $     33,232    $      1,026   6.23%
  Federal funds sold and securities
    purchased under agreements to resell ................      162,188         4,678   5.82         180,893           5,041   5.62
  Trading account assets ................................      179,259         5,823   6.55         222,024           8,139   7.39
  Investment securities (1) (2)
    Taxable .............................................    2,799,554        90,585   6.53       2,886,210          95,558   6.68
    Tax-exempt ..........................................      489,104        21,283   8.77         477,393          21,646   9.14
                                                          ------------  ------------           ------------    ------------
          Total investment securities ...................    3,288,658       111,868   6.86       3,363,603         117,204   7.03
  Loans, net of unearned income (1) (3) (4) .............   12,990,151       592,792   9.20      12,691,240         584,222   9.28
                                                          ------------  ------------           ------------    ------------
          TOTAL EARNING ASSETS (1) (2) (3) (4) ..........   16,652,177       716,045   8.67      16,490,992         715,632   8.75
                                                                        ------------                           ------------
  Cash and due from banks ...............................      624,513                              592,386
  Premises and equipment ................................      340,384                              333,138
  Allowance for losses on loans .........................     (230,126)                            (190,997)
  Other assets ..........................................      840,005                              803,420
                                                          ------------                         ------------
          TOTAL ASSETS .................................. $ 18,226,953                         $ 18,028,939
                                                          ============                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts ................................. $  2,008,539  $     37,945   3.81%   $  1,827,775    $     31,621   3.49%
  Savings deposits ......................................    2,536,101        28,031   2.23       2,567,409          29,951   2.35
  Certificates of deposit of $100,000 and over ..........    1,430,635        39,439   5.56       1,402,183          38,713   5.57
  Other time deposits ...................................    5,306,827       142,733   5.42       5,413,102         145,237   5.41
  Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase ...............      495,035        11,964   4.87         460,087          10,914   4.78
   Short-term bank notes ................................           --            --     --         195,387           5,649   5.83
   Other ................................................       10,982           271   4.98         208,430           6,020   5.82
  Long-term debt
    Federal Home Loan Bank advances .....................      841,278        24,326   5.83         922,896          26,714   5.84
    Subordinated capital notes ..........................      349,358        11,451   6.61         174,145           5,863   6.79
    Medium-term bank notes ..............................      135,000         4,471   6.68         135,000           4,472   6.68
    Trust Preferred Securities ..........................      198,982         8,255   8.37         198,947           8,255   8.37
    Other ...............................................      327,251        12,422   7.65         232,801           8,847   7.66
                                                          ------------  ------------           ------------    ------------
          TOTAL INTEREST-BEARING LIABILITIES ............   13,639,988       321,308   4.75      13,738,162         322,256   4.73
  Noninterest-bearing demand deposits ...................    2,264,542            --              2,133,450              --
                                                          ------------  ------------           ------------    ------------
          TOTAL SOURCES OF FUNDS ........................   15,904,530       321,308             15,871,612         322,256
                                                          ------------  ------------                           ------------
  Other liabilities .....................................      538,405                              515,816
  Shareholders' equity
    Preferred stock .....................................       38,353                               74,184
    Common equity .......................................    1,745,665                            1,567,327
                                                          ------------                         ------------
          Total shareholders' equity ....................    1,784,018                            1,641,511
                                                          ------------                         ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .... $ 18,226,953                         $ 18,028,939
                                                          ============                         ============

NET INTEREST INCOME (1) .................................               $    394,737                           $    393,376
                                                                        ============                           ============
INTEREST-RATE SPREAD (1) ................................                              3.92%                                  4.02%
                                                                                       ====                                   ====
NET INTEREST MARGIN (1) .................................                              4.78%                                  4.81%
                                                                                       ====                                   ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans ...............................................               $      1,392                           $      1,110
    Securities ..........................................                      6,964                                  7,087
                                                                        ------------                           ------------
          TOTAL .........................................               $      8,356                           $      8,197
                                                                        ============                           ============


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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                        1998 VERSUS 1997
                                                                             ------------------------------------
                                                                              INCREASE (DECREASE)
                                                                              DUE TO CHANGE IN: (1)
                                                                             ----------------------       TOTAL
                                                                             AVERAGE       AVERAGE       INCREASE
                                                                              VOLUME         RATE       (DECREASE)
                                                                             --------      --------      --------
                                                                                    (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ....................   $    (31)     $    157      $    126
  Federal funds sold and securities purchased under agreements to resell .       (535)          172          (363)
  Trading account assets .................................................     (1,456)         (860)       (2,316)
  Investment securities ..................................................     (2,582)       (2,754)       (5,336)
  Loans, net of unearned income (FTE) ....................................     13,675        (5,373)        8,302
                                                                             --------      --------      --------
          TOTAL INTEREST INCOME ..........................................      9,071        (8,658)          413
                                                                             --------      --------      --------

INTEREST EXPENSE
  Money market accounts ..................................................      3,276         3,048         6,324
  Savings deposits .......................................................       (362)       (1,558)       (1,920)
  Certificates of deposit of $100,000 and over ...........................        785           (59)          726
  Other time deposits ....................................................     (2,858)          354        (2,504)
  Short-term borrowings ..................................................     (8,761)       (1,587)      (10,348)
  Long-term debt .........................................................      6,980          (206)        6,774
                                                                             --------      --------      --------
          TOTAL INTEREST EXPENSE .........................................       (940)           (8)         (948)
                                                                             --------      --------      --------
CHANGE IN NET INTEREST INCOME (FTE) ......................................   $ 10,011      $ (8,650)     $  1,361
                                                                             ========      ========      ========

PERCENTAGE INCREASE IN NET INTEREST INCOME OVER PRIOR PERIOD .............                                    .35%
                                                                                                         ========

-------------------------

FTE = Fully taxable-equivalent basis

(1) The increase or decrease due to the change in balance sheet mix has been allocated proportionately to volume and rate change.

                               FINANCIAL CONDITION

         The Corporation's total assets were $18.6 billion at June 30, 1998 compared to $18.0 billion at June 30, 1997, and $18.1 billion at December 31, 1997. Average assets for the three and six months ended June 30, 1998 were $18.4 billion and $18.2 billion, respectively, compared to $18.0 billion for both periods in 1997. Acquisitions accounted for approximately $764 million of the increase between June 30, 1998 and 1997.

INVESTMENT SECURITIES

        The Corporation's investment securities portfolio of $4.0 billion at June 30, 1998 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $3.2 billion at December 31, 1997. At June 30, 1998, and December 31, 1997, these securities had net unrealized gains of $50.0 million and $62.7 million, respectively. Reference is made to Note 5 to the interim unaudited consolidated financial statements which provides the composition of the investment portfolio at June 30, 1998 and December 31, 1997.

        U. S. Treasury and U. S. Government agency obligations represented approximately 75% of the investment securities portfolio at June 30, 1998. The Corporation has some credit risk in the investment portfolio, however management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted.

        The REMIC and CMO issues in the investment securities portfolio are 67%
U. S. Government agencies issues; the remaining 33% are readily marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. The REMIC and CMO portions of the investment securities portfolio include approximately 12% in floating-rate issues, the majority being indexed to LIBOR or prime. Normal practice is to purchase investment securities at or near par value to reduce the risk of premium write-offs from unexpected prepayments. The limited credit risk in the investment securities portfolio consisted of 14% municipal obligations and 3% other stocks and securities (82% of which is Federal Home Loan Bank and Federal Reserve Bank stock).

        At June 30, 1998, the Corporation had approximately $55.5 million of structured notes, which constituted approximately 1.39% of the investment securities portfolio. Structured notes have uncertain cash flows, which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government-agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds, floating-rate notes, and index-amortizing notes. These securities are carried in the Corporation's available for sale securities portfolio at fair value. These securities had an unrealized gain at June 30, 1998 of approximately $41,000. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity and involves limited credit risk.

LOANS

         At June 30, 1998, loans, net of unearned income, were $12.5 billion compared to $12.6 billion and $12.7 billion at June 30, 1997 and March 31, 1998, respectively. Average loans for the second quarter of 1998 were $12.9 billion, a 1.5% increase over $12.7 billion for the second quarter of 1997. Note 3 to the interim unaudited consolidated financial statements included in Part I. Item 1 of this report presents the composition of the loan portfolio.

        The amount of loans outstanding was impacted by the sale of $381 million of FHA/VA loans that were securitized (see the "Noninterest Income" discussion). In addition, single-family residential loans have declined due to the refinancing activity in the current low interest rate environment. The level of credit card and other consumer loans has also declined since both June 30, 1997 and year end 1997. Loan balances were also impacted by the sale of $104 million of adjustable-rate mortgage loans in the first quarter of 1998. Excluding the FHA/VA government-insured/guaranteed loans, the impact of acquisitions, and loan sales, average loans for the quarter grew approximately 5% compared to the same period in 1997.

ALLOWANCE FOR LOSSES ON LOANS

        The Corporation maintains the allowance for losses on loans at a level which is believed adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for losses on loans. The review includes analyses of certain problem loans, historical loan loss experience, the level of classified and nonperforming loans, reviews and evaluations of specific loans, changes in the nature and volume of loans, the results of regulatory examinations, and current economic conditions and the related impact on specific borrowers and industry groups. The review is presented to, and approved by, senior management and a committee of the Board of Directors.

        The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the six-month periods ended June 30, 1998 and 1997 and for the year ended December 31, 1997.



                                                                       SIX MONTHS ENDED
                                                                            MARCH 31,              YEAR ENDED
                                                                  ---------------------------      DECEMBER 31,
                                                                      1998            1997            1997
                                                                  -----------     -----------     -----------
                                                                             (DOLLARS IN THOUSANDS)

BALANCE AT THE BEGINNING OF PERIOD .............................  $   225,389     $   189,118     $   189,118
LOANS CHARGED OFF
  Commercial, financial, and agricultural ......................        7,297           7,766          17,089
  Foreign ......................................................           --              --              --
  Real estate - construction ...................................        1,492              79             192
  Real estate - mortgage .......................................        4,174           2,098           5,714
  Credit cards and related plans ...............................       28,973          25,475          50,070
  Consumer .....................................................       10,703          10,533          25,971
  Direct lease financing .......................................            4              13              30
                                                                  -----------     -----------     -----------
          Total charge-offs ....................................       52,643          45,964          99,066
                                                                  -----------     -----------     -----------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural ......................        2,982           3,806           5,904
  Foreign ......................................................           35              --              10
  Real estate - construction ...................................          108             153             174
  Real estate - mortgage .......................................        1,434           1,345           2,750
  Credit cards and related plans ...............................        2,180           1,100           6,686
  Consumer .....................................................        3,324           3,355           2,920
  Direct lease financing .......................................            4              24              27
                                                                  -----------     -----------     -----------
          Total recoveries .....................................       10,067           9,783          18,471
                                                                  -----------     -----------     -----------

Net charge-offs ................................................       42,576          36,181          80,595
Provision charged to expense ...................................       39,570          44,038         113,633
Increase due to acquisitions ...................................        6,122              --           3,233
                                                                  -----------     -----------     -----------
          BALANCE AT END OF PERIOD .............................  $   228,505     $   196,975     $   225,389
                                                                  ===========     ===========     ===========

Total loans, net of unearned income, at end of period ..........  $12,491,043     $12,620,837     $12,658,564
Less: FHA/VA government insured/guaranteed loans ...............      811,705       1,508,449       1,319,553
                                                                  -----------     -----------     -----------

          LOANS USED TO CALCULATE RATIOS .......................  $11,679,338     $11,112,388     $11,339,011
                                                                  ===========     ===========     ===========

Average total loans, net of unearned income, during period .....  $12,990,151     $12,691,240     $12,706,965
Less: Average FHA/VA government-insured/guaranteed loans .......    1,146,498       1,571,886       1,487,085
                                                                  -----------     -----------     -----------

          AVERAGE LOANS USED TO CALCULATE RATIOS ...............  $11,843,653     $11,119,354     $11,219,880
                                                                  ===========     ===========     ===========

RATIOS (1):
  Allowance at end of period to loans, net of unearned income ..         1.96%           1.77%           1.99%
  Charge-offs to average loans, net of unearned income (2) .....          .90             .84             .88
  Recoveries to average loans, net of unearned income (2) ......          .17             .18             .16
  Net charge-offs to average loans, net of unearned income (2) .          .73             .66             .72
  Provision to average loans, net of unearned income (2) .......          .67             .80            1.01

---------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2) Amounts annualized for June 30, 1998 and
    1997.

         The allowance at June 30, 1998 was $228.5 million compared to $225.4 million at December 31, 1997 and $223.8 million at March 31, 1998. Net charge-offs for the second quarter of 1998 were $19.7 million compared to $18.0 million and $22.9 million for the second quarter of 1997 and first quarter of 1998, respectively. The majority of the increase in net charge-offs for the first half of 1998 compared to the same period in 1997 relates primarily to the credit card and other consumer loan portfolios.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES


                                                                                     JUNE 30,
                                                                              ---------------------   DECEMBER 31,
                                                                                1998         1997         1997
                                                                              --------     --------     --------
                                                                                    (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
  Domestic .................................................................  $ 94,428     $ 87,601     $ 94,488
  Foreign ..................................................................        51           96           96
RESTRUCTURED LOANS .........................................................     1,754       10,713       10,021
                                                                              --------     --------     --------
          TOTAL NONPERFORMING LOANS ........................................    96,233       98,410      104,605
                                                                              --------     --------     --------

FORECLOSED PROPERTY
  Other real estate owned, net .............................................    18,450       28,329       22,059
  Other foreclosed property ................................................     1,365        1,906        1,993
                                                                              --------     --------     --------
          TOTAL FORECLOSED PROPERTIES ......................................    19,815       30,235       24,052
                                                                              --------     --------     --------

          TOTAL NONPERFORMING ASSETS .......................................  $116,048     $128,645     $128,657
                                                                              ========     ========     ========

LOANS 90 DAYS OR MORE PAST DUE AND NOT ON NONACCRUAL STATUS
  Domestic .................................................................  $ 23,948     $ 21,742     $ 24,063
  Foreign ..................................................................        --           --           --
                                                                              --------     --------     --------
          TOTAL LOANS 90 DAYS OR MORE PAST DUE .............................  $ 23,948     $ 21,742     $ 24,063
                                                                              ========     ========     ========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans 90 days or more past due and not on nonaccrual status ..............  $414,276     $511,839     $516,692
  Nonaccrual ...............................................................    10,830           --       14,794

RATIOS (1):
  Nonperforming loans as a percentage of loans .............................       .82%         .89%         .92%
  Nonperforming assets as a percentage of loans plus foreclosed properties .       .99         1.15         1.13
  Allowance for losses on loans as a percentage of nonperforming loans .....       237          200          215
  Loans 90 days or more past due and not on nonaccrual status
    as a percentage of loans ...............................................       .21          .20          .21

--------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

        The breakdown of nonaccrual loans and loans 90 days or more past due and not on nonaccrual status, both excluding FHA/VA loans, is as follows:




                                                                                            LOANS 90 DAYS
                                                             NONACCRUAL LOANS (1)        OR MORE PAST DUE (1)
                                                          -------------------------   ----------   ------------
                                                          JUNE 30,     DECEMBER 31,   JUNE 30,     DECEMBER 31,
                    LOAN TYPE                               1998          1997           1998         1997
-------------------------------------------------------   --------     ------------   ----------   ------------
                                                                         (DOLLARS IN THOUSANDS)

Secured by single family residential ..................   $ 49,284     $     54,018   $    3,289   $      3,872
Secured by nonfarm nonresidential .....................      8,525            9,678        1,477            962
Other real estate .....................................     12,451           16,201        1,169          1,556
Commercial, financial, and agricultural,
  including foreign loans and direct lease financing ..     18,043            8,770        7,690          1,164
Credit cards and related plans ........................         21               --        7,852         14,679
Other consumer ........................................      6,155            5,917        2,471          1,830
                                                          --------     ------------   ----------   ------------
          TOTAL .......................................   $ 94,479     $     94,584   $   23,948   $     24,063
                                                          ========     ============   ==========   ============

------------

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and 90 days or more past due and not on nonaccrual status.

         LOANS OTHER THAN FHA/VA LOANS. As a percentage of loans and foreclosed properties, nonperforming assets were .99% at June 30, 1998 compared to 1.15% at June 30, 1997 and 1.01% at March 31, 1998. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 237% at June 30, 1998, which compares to 200% at June 30, 1997 and 240% at March 31, 1998.

         Restructured loans decreased $8.3 million from December 31, 1997 to $1.8 million at June 30, 1998. The decline relates primarily to two loans which were removed from restructured status since they have been and are currently paying in accordance with contractual terms of the restructuring and had effective interest rates, at the time of modification, equal to or greater than new loans with comparable risk. Nonaccrual loans and the carrying value of foreclosed properties also decreased $105,000 and $4.2 million to $94.5 million and $19.8 million, respectively. These categories were also down slightly from March 31, 1998.

         Loans 90 days or more past due and still accruing interest totaled $23.9 million, or .21% of loans, at June 30, 1998. This compares to loans 90 days or more past due and still accruing interest of $24.1 million, or .21%, of loans at December 31, 1997. The table above details the composition of these loans.

         FHA/VA LOANS. FHA/VA government-insured/guaranteed loans (FHA/VA loans) do not, in management's opinion, have traditional credit risk and risk of principal loss is considered minimal. FHA/VA loans 90 days or more past due and still accruing interest totaled $414.3 million at June 30, 1998 which compares to $516.7 million at December 31, 1997. The decrease in past due loans relates primarily to a decline in the overall size of the FHA/VA portfolio and to FHA loans being moved to foreclosure sooner due to changed FHA requirements. The rate of foreclosure and loan payoffs continues to exceed the acquisition and buyout of delinquent loans from GNMA servicing pools. At June 30, 1998 and December 31, 1997, $10.8 million and $14.8 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

POTENTIAL PROBLEM ASSETS

         Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets have been loans, which have become nonperforming. At June 30, 1998, the Corporation had potential problem assets (all of which were loans) of $32.4 million.

DEPOSITS

         The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation.


                                                                         AVERAGE DEPOSITS
                                         -------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         ---------------------------------------------      ----------------------------
                                                    JUNE 30,                                          JUNE 30,
                                         ----------------------------        MARCH 31,      ----------------------------
                                            1998             1997             1998             1998             1997
                                         -----------      -----------      -----------      -----------      -----------
                                                                      (DOLLARS IN THOUSANDS)
Demand deposits ...................      $ 2,331,975      $ 2,161,010      $ 2,196,359      $ 2,264,542      $ 2,133,450
Money market acounts (1) ..........        1,993,782        1,804,449        2,023,460        2,008,539        1,827,775
Savings deposits (2) ..............        2,578,150        2,552,811        2,493,585        2,536,101        2,567,409
Other time deposits (3) ...........        5,277,736        5,368,652        5,336,242        5,306,827        5,413,102
                                         -----------      -----------      -----------      -----------      -----------
          Total core deposits .....       12,181,643       11,886,922       12,049,646       12,116,009       11,941,736
Certificates of deposit of $100,000
  and over ........................        1,428,158        1,434,775        1,433,140        1,430,635        1,402,183
                                         -----------      -----------      -----------      -----------      -----------
          Total average deposits ..      $13,609,801      $13,321,697      $13,482,786      $13,546,644      $13,343,919
                                         ===========      ===========      ===========      ===========      ===========

-----------

(1) Includes money market savings accounts, High Yield accounts, and super NOW accounts.
(2) Includes regular and premium savings accounts and NOW accounts.
(3) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

         Average deposits for the second quarter of 1998 were $13.6 billion, which represents increases of $288 million and $127 million, respectively, from the average deposits for the second quarter of 1997 and the first quarter of 1998. Small acquisitions in late 1997 and early 1998 increased total deposits approximately $545 million. Also, during 1997 and the first and second quarters of 1998, the Corporation sold certain branch locations including related deposits which totaled approximately $255 million.

LIQUIDITY

         The Corporation requires liquidity sufficient to meet cash requirements for deposit withdrawals, to make new loans and satisfy loan commitments, to take advantage of attractive investment opportunities, and to repay borrowings at maturity. Deposits, available for sale securities and money market investments are the Corporation's primary sources of liquidity. Liquidity is also achieved through short-term borrowings, borrowings under available lines of credit, and issuance of securities and debt instruments in the financial markets. The Corporation has adequate liquidity to meet its operating requirements.

         Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At June 30, 1998, the parent company had cash and cash equivalents totaling $269.5 million and net working capital of $307.3 million. At July 1, 1998, the Corporation's banking subsidiaries could have paid dividends totaling $81.1 million without prior regulatory approval. The actual amount of dividends that will be paid in the third quarter of 1998 will be limited by management to approximately $38.4 million due to capital and liquidity requirements of individual financial institutions. The payment of additional dividends by the Corporation's subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends, servicing of its debt, and cash needed for acquisitions.

SHAREHOLDERS' EQUITY

         The Corporation's total shareholders' equity increased by $119.3 million from December 31, 1997 to $1.9 billion at June 30, 1998. The increase was due to retained net earnings of $67.4 million and common stock issued in connection with acquisitions and benefit plans of $101.7 million. The increases were partially offset by the purchase and cancellation of $41.4 million of common stock in connection with the Sho-Me and Duck Hill Bank purchase acquisitions and by the net change in the unrealized gain on available for sale securities which reduced shareholders' equity $8.4 million.

CAPITAL ADEQUACY

         The following table presents capital adequacy information for the
Corporation:


                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ---------------------   DECEMBER 31,
                                                                      1998          1997        1997
                                                                    -------       -------   ------------
CAPITAL ADEQUACY DATA
  Total shareholders' equity/total assets (at period end) .......     10.01%         9.55%          9.65%
  Average shareholders' equity/average total assets .............      9.79          9.10           9.40
  Tier 1 capital/unweighted average assets (leverage ratio) (1) .     10.79         10.33          10.48
  Dividend payout ratio .........................................     55.88         40.01          54.96

------------------

(1)     Based on period-end capital and quarterly adjusted average assets.

        The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  -----------------------------     DECEMBER 31,
                                                                                      1998             1997             1997
                                                                                  ------------     ------------     ------------
                                                                                                (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
  Shareholders' equity .......................................................... $  1,866,159     $  1,722,655     $  1,746,866
  Trust Preferred Securities and minority interest in consolidated subsidiaries .      217,063          212,675          214,460
  Less:  Goodwill and other intangibles .........................................      (69,613)         (51,285)         (44,570)
            Disallowed deferred tax asset .......................................       (1,325)          (1,686)          (1,601)
             Unrealized gain on available for sale securities ...................      (30,524)         (24,694)         (38,729)
                                                                                  ------------     ------------     ------------
          TOTAL TIER 1 CAPITAL ..................................................    1,981,760        1,857,665        1,876,426
TIER 2 CAPITAL
  Allowance for losses on loans .................................................      154,962          153,402          152,177
  Qualifying long-term debt .....................................................      476,097          174,177          174,232
                                                                                  ------------     ------------     ------------
          TOTAL CAPITAL BEFORE DEDUCTIONS .......................................    2,612,819        2,185,244        2,202,835
  Less: investment in unconsolidated subsidiaries ...............................      (10,808)          (2,156)         (10,628)
                                                                                  ------------     ------------     ------------
          TOTAL CAPITAL ......................................................... $  2,601,011     $  2,183,088     $  2,192,207
                                                                                  ============     ============     ============

RISK-WEIGHTED ASSETS ............................................................ $ 12,323,415     $ 12,228,609     $ 12,100,939
                                                                                  ============     ============     ============

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital ................................................................        16.08%           15.19%           15.51%
  Total capital .................................................................        21.11            17.85            18.12


         At June 30, 1998, total shareholders' equity was 10.01% of total assets and the leverage ratio was 10.79% compared to 9.65% and 10.48%, respectively, at December 31, 1997. The improvement in the Tier I capital ratio and leverage ratio is attributable primarily to the Corporation's retained net earnings. The increase in the total capital to risk-weighted assets ratio is primarily attributable to the issuance, by UPB, of $300 million of 6.5% Putable/Callable Subordinated Notes, due March 15, 2018, putable or callable on March 15, 2008, which qualify as Tier II capital for regulatory purposes. Reference is made to
Note 8 to the interim unaudited consolidated financial statements included in
Part I. Item 1 of this report for additional information regarding these subordinated notes.

YEAR 2000 RISK FACTORS

         The Corporation's 1997 Annual Report to Shareholders (Exhibit 13 to the Corporation's 1997 Annual Report on Form 10-K) discusses on pages 12, 24, and 25 potential problems which could affect the Corporation's data processing systems with the advent of the "Year 2000," the steps taken and to be taken by the Corporation to address these potential problems, and the estimated cost of achieving Year-2000 compliance. The Corporation is currently on schedule to be fully compliant and tested by December 31, 1998, as stated in its 1997 Annual Report. The Corporation continues to estimate that it will incur expenses approximating $750,000 to achieve Year-2000 compliance with respect to its own systems. The $750,000 does not include the cost of computer equipment scheduled to be replaced in the normal course of business, which is estimated to be $3.8 million and constitutes a reallocation within the capital budget. The Corporation's practice is to convert the data processing systems of acquired entities to the Corporation's data processing systems, which are expected to be Year-2000 compliant. Therefore, the aggregate cost related to pending acquisitions becoming Year-2000 compliant is not considered significant beyond normal conversion costs (see the discussion of merger-related charges under the heading "Earnings Considerations Related to Pending Acquisitions"). In the event the Corporation does not achieve Year-2000 compliance for a particular system or application, contingency plans have been developed to continue the operations. At this time, the Corporation expects to be compliant and tested on all its systems prior to the Year-2000 and does not expect the contingency plans to be implemented.

         The Year-2000 compliance of future potential acquisitions is a potential risk factor of the Corporation's acquisition program. As part of its due diligence process, the systems and application software of the target acquisitions are reviewed to determine if they are Year-2000 compliant or, upon conversion to the Corporation's systems, will be Year-2000 compliant prior to year end 1998. Regulatory authorities have indicated they will not approve applications for prior permission to effect acquisitions unless the applicant has provided assurance satisfactory to them that they will be Year-2000 compliant.

         As discussed in the 1997 Annual Report to Shareholders, the Corporation has risk arising from the advent of Year-2000 related to its lending activities and could be adversely affected should significant customers of the Corporation fail to address the issues appropriately. The Corporation is continuing to monitor the Year-2000 compliance efforts of its major borrowing customers. Major customers are rated on their compliance efforts and if a customer is deemed to not be adequately preparing the Year-2000 problems, the Corporation is working with those customers to increase their efforts to become Year-2000 compliant. The potential impact of major customers not taking appropriate actions cannot be quantified at this time.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 provides a consistent standard for the recognition and measurement of derivatives and hedging activities. The new Standard resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported.

         FASB 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in fair value of assets, liabilities, or firm commitments (fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposure of net investment in foreign operations. The Statement is effective for years beginning after June 15, 1999, but companies can early adopt as of the beginning of any fiscal quarter that begins after June 1998. The Corporation is evaluating the impact of this new Standard and has not determined if it will adopt the new Standard early.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET LIABILITY AND MARKET RISK MANAGEMENT

         The Corporation's assets and liabilities are principally financial in nature and the resulting earnings thereon, primarily net interest income, are subject to changes as a result of changes in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect the Corporation's decisions on pricing its assets and liabilities, which impacts net interest income, the Corporation's primary cash flow stream. As a result, a substantial part of the Corporation's risk management activities is devoted to managing interest-rate risk. Currently, the Corporation does not have any significant risks related to foreign exchange, commodities or equity risk exposure.

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

         At June 30, 1998, the GAP analysis indicated that the Corporation was asset sensitive with $987,000 more assets than liabilities repricing within one year. At 5% of total assets, this position was within management's policy limit of 10% of total assets.

         Balance sheet simulation analysis has been conducted at June 30, 1998 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at June 30, 1998, and holds the rates and volumes constant for simulation. When this position is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points rising and 200 basis points falling, the annual impact on the Corporation's net interest income is a positive $19 million and a negative $30 million pretax, respectively. Another simulation uses management's conclusions as to a "most likely" scenario of interest rates remaining constant until the first part of 1999 and then gradually declining 50 basis points resulting in a $4 million pretax decrease in net interest income from the constant rate/volume projection. These outcomes are within the Corporation's policy of limiting the projected impact on net interest income under worst case scenarios to less than 5% of shareholders' equity.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                   RATE SENSITIVITY ANALYSIS AT JUNE 30, 1998


                                                     INTEREST-SENSITIVE WITHIN (1) (7)
                                       ------------------------------------------------------------

                                        0-30     91-180     181-365       1-3       3-5      5-15
                                        DAYS      DAYS        DAYS       YEARS     YEARS     YEARS
                                       ------    -------     -------     ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases (2) (3) (4) .....   $5,219    $ 1,203     $ 1,779     $2,518    $1,169    $  378
  Investment securities (5) (6) ....      764        162         457        965       686       864
  Other earning assets .............      455         23           9         --        --        --
  Other assets .....................       --         --          --         --        --        --
                                       ------    -------     -------     ------    ------    ------
          Total Assets .............   $6,438    $ 1,388     $ 2,245     $3,483    $1,855    $1,242
                                       ======    =======     =======     ======    ======    ======

SOURCES OF FUNDS
  Money market deposits (7) (8) ....   $  633   $     --     $   633     $  842  $     --   $    --
  Other savings and time deposits ..    2,250      1,116       1,337      1,689       215       994
  Certificates of deposit of
    $100,000 and over ..............      518        333         328        180        36         1
  Short-term borrowings ............      858          1           1         --        --        --
  Short-and medium-term bank notes..       30         --          --         45        60        --
  Federal Home Loan Bank advances ..      705         --           1          3         5        53
  Other long-term debt .............      338          1           1          4                 174
  Noninterest-bearing deposits .....       --         --          --         --        --        --
  Other liabilities ................       --         --          --         --        --        --
  Shareholders' equity .............       --         --          --         --        --        --
                                       ------    -------     -------     ------    ------    ------
          Total sources of funds ...   $5,332    $ 1,451     $ 2,301     $2,763    $  316    $1,222
                                       ======    =======     =======     ======    ======    ======

Interest-rate sensitivity gap ......   $1,106    $   (63)    $   (56)    $  720    $1,539    $   20

Cumulative interest-rate
  sensitivity gap (8) ..............    1,106      1,043         987      1,707     3,246     3,266

Cumulative gap as a percentage
  of total assets (8) ..............        6%         6%          5%         9%       17%       18%



                                       INTEREST-SENSITIVE WITHIN (1) (7)
                                       ---------------------------------
                                                    NON
                                         OVER     INTEREST-
                                       15 YEARS    BEARING      TOTAL
                                       --------   ---------    -------
                                            (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases (2) (3) (4) .....   $    11     $   241    $12,518
  Investment securities (5) (6) ....        87          --      3,985
  Other earning assets .............        --          --        487
                                                              -------
  Other assets .....................        --       1,647      1,647
                                       -------     -------    -------
          Total Assets .............   $    98     $ 1,888    $18,637
                                       =======     =======    =======
SOURCES OF FUNDS
  Money market deposits (7) (8) ....   $    --     $    --    $ 2,108
                                                              -------
  Other savings and time deposits ..         4          --      7,605
  Certificates of deposit of
    $100,000 and over ..............        --          --      1,396
  Short-term borrowings ............        --          --        860
  Short-and medium-term bank notes          --          --        135
  Federal Home Loan Bank advances ..         7          --        774
  Other long-term debt .............       501          --      1,019
  Noninterest-bearing deposits .....        --       2,353      2,353
  Other liabilities ................        --         520        520
  Shareholders' equity .............        --       1,867      1,867
                                       -------     -------    -------
          Total sources of funds ...   $   512     $ 4,740    $18,637
                                       =======     =======    =======

Interest-rate sensitivity gap ......   $  (414)    $(2,852)

Cumulative interest-rate
  sensitivity gap (8) ..............     2,852          --

Cumulative gap as a percentage
  of total assets (8) ..............        15%         --


-------------------


Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2) Nonaccrual loans
    are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal-prepayment patterns of comparable mortgage-backed securities.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money market, NOW, and savings deposits had been included in the 0-30 Days category above, the cumulative gap as a percentage of total assets would have been negative (11%), (11%), and (8%), for the 0-90 Days, 91-180 Days, and 181-365 Days categories and positive 4%, 12%, 18% and 15%, respectively, for the 1-3 Years, 3-5 Years, 5-15 Years, and over 15 Years categories at June 30, 1998.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         During the period covered by this report, there have been no new material legal proceedings or material developments in pending material litigation to which the Corporation or any of its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to their business. Information concerning legal proceedings is contained in Item 3, Part I of the Corporation's 1997 Form 10-K, Note 19 to the Corporation's consolidated financial statements on page 71 of the 1997 Annual Report, and Note 10 to the Corporation's unaudited interim consolidated financial statements included herein under Item 1 of Part I.

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (A) UNION PLANTERS CORPORATION ANNUAL MEETING

         The Corporation's Annual Meeting of Shareholders was held on April 16, 1998. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting. There were no broker nonvotes as all proposals were deemed to be discretionary.

        (1) The following persons nominated as Directors were elected:

                           Class I                                   For                      Withheld
                           -------                                   ---                      --------
                      Marvin E. Bruce                            68,170,765                   715,757
                      James E. Harwood                           68,179,947                   706,575
                      Stanley D. Overton                         68,168,478                   718,044
                      Donald F. Schuppe                          68,121,255                   765,267

                             Class II
                             --------
                      Albert M. Austin                           68,171,949                   714,573
                      George W. Bryan                            68,177,157                   709,365
                      C. J. Lowrance, III                        68,153,688                   732,834
                      Benjamin W. Rawlins, Jr.                   68,156,986                   729,536
                      Spence L. Wilson                           68,167,288                   719,234

                             Class III
                             ---------
                      Parnell S. Lewis, Jr.                      68,182,131                   704,391
                      Jackson W. Moore                           68,163,557                   722,965
                      V. Lane Rawlins                            68,135,430                   751,093
                      David M. Thomas                            68,176,429                   710,093
                      Richard A. Trippeer, Jr.                   68,156,944                   729,578




         (2)      The selection by the Board of Directors of Price Waterhouse LLP (subsequently became
                  PricewaterhouseCoopers LLP) as the Corporation's independent accountants and auditors for the year ending December 31, 1998 was ratified by the following vote:

                      For              Against                  Abstain
                      ---              -------                  -------
                  68,286,223           314,626                  285,673

         (3)      The proposal to increase the authorized shares of UPC common stock from 100 million to 300 million was ratified by the following vote:

                      For              Against                  Abstain
                      ---              -------                  -------
                  56,536,103         11,595,534                754,885

         (B) UNION PLANTERS CORPORATION SPECIAL MEETING

         A special meeting of the shareholders of the Corporation was held on June 30, 1998. At the special meeting, the proposal to approve the issuance of shares of UPC common stock (together with the associated Preferred Share Rights) in connection with the Corporation's acquisition of Magna Group, Inc. ("Magna") in accordance with the Agreement and Plan of Reorganization, dated as of February 22, 1998, between the Corporation and Magna, and the related Plan of Merger between Magna and the Corporation's subsidiary, Union Planters Holding Corporation, was submitted to, and approved by, shareholders of the Corporation by the following vote:

                   For                Against       Abstentions/Broker Nonvotes
                   ---                -------       ---------------------------
                57,776,068            880,142                653,502

ITEM 5 -- OTHER INFORMATION

        (a) Shareholder Proposals

         Any shareholder proposals intended to be presented at the Corporation's 1999 Annual Meeting of Shareholders must be received in writing by the Corporation at the corporate offices no later than November 10, 1998. Any proposal submitted after that date will be considered untimely. It will not be included in the Corporation's proxy statement and form of proxy relating to the 1999 annual meeting, and, if raised at the annual meeting, management proxies would be allowed to use their discretionary voting authority to vote on the proposal even though there is no discussion of the proposal in the 1999 proxy statement.

         Pursuant to the Corporation's Bylaws, proposals of shareholders intended to be presented at the Corporation's 1999 annual meeting of stockholders must be received by the Corporation at the Corporation's principal executive offices not less than one hundred twenty (120) days in advance of the date of the Corporation's proxy statement issued in connection with the previous year's annual meeting of shareholders.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits:

                3 Restated Charter of Incorporation, as most recently amended on
                  April 16, 1998 (incorporated by reference to Exhibit 3(a) to the Corporation's quarterly report on Form 10-Q dated March 31, 1998)

               11 Computation of Per Share Earnings (incorporated by reference to Note 11 to the Corporation's unaudited interim consolidated financial statements included herein)

               27 Financial Data Schedule (for SEC use only)

         b)       Reports on Form 8-K:

        Date of Current Report                                    Subject
   -------------------------------          -------------------------------------------------------------
        1.     April 16, 1998               Press release announcing first quarter of 1998 net earnings, reported under Item 5


        2.     July 10, 1998                 Consummation of the Magna Group, Inc. acquisition was reported under Item 2, and consummation and announcement of other
                                             acquisitions was reported under Item 5. The following
                                             financial statements were filed pursuant to Item 7: (1) Magna
                                             Group, Inc. Consolidated Financial Statements for the years ended December 31, 1997, 1996, and 1995, consisting of
                                             Consolidated Statements of Income for the years ended December
                                             31, 1997, 1996, and 1995, Consolidated Balance Sheets as of
                                             December 31, 1997 and 1996, Consolidated Statements of Changes
                                             in Stockholders' Equity for the years ended December 31, 1997,
                                             1996, and 1995, Consolidated Statements of Cash Flows for the
                                             years ended December 31, 1997, 1996, and 1995, and Notes to the Consolidated Financial Statements; (2) Magna Group, Inc.
                                             Unaudited Interim Consolidated Financial Statements as of and
                                             for the three months ended March 31, 1998 and 1997, consisting of Condensed Consolidated Balance Sheets as of March 31, 1998
                                             and December 31, 1997, Condensed Consolidated Statements of
                                             Income for the three months ended March 31, 1998 and 1997,
                                             Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997, and the Notes to
                                             Condensed Consolidated Financial Statements; and (3) the
                                             Corporation's unaudited pro forma consolidated financial
                                             statements as of and for the three months ended March 31, 1998 and for the three years ended December 31, 1997, consisting of
                                             Unaudited Pro Forma Consolidated Balance Sheet as of March 31,
                                             1998, Unaudited Pro Forma Consolidated Statement of Earnings
                                             for the three months ended March 31, 1998, Unaudited Pro Forma
                                             Consolidated Statement of Earnings for the year ended December
                                             31, 1996, Unaudited Pro Forma Consolidated Statement of
                                             Earnings for the year ended December 31, 1995, and Notes to
                                             Unaudited Pro Forma Consolidated Statement.



        3.     July 16, 1998                 Press release announcing second quarter of 1998 net earnings, reported under Item 5


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




                                         UNION PLANTERS CORPORATION
                                    ----------------------------------
                                                (Registrant)



Date:     August 10, 1988
     ----------------------





                                 By: /s/ Benjamin W. Rawlins, Jr.
                                    ----------------------------------------
                                         Benjamin W. Rawlins, Jr.
                                         Chairman and Chief Executive Officer



                                 By: /s/ John W. Parker
                                     -----------------------------
                                         John W. Parker
                                         Executive Vice President and
                                         Chief Financial Officer



                                 By: /s/ M. Kirk Walters
                                    -------------------------------
                                         M. Kirk Walters
                                         Senior Vice President, Treasurer,
                                         and Chief Accounting Officer