Form 10-Q
period 1998-09-30
UNION PLANTERS CORP
filed 1998-11-13
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


               For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the transition period ________ to ________



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

       Registrant's telephone number, including area code: (901) 580-6000


Indicate by check [X] mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                               Outstanding at October 31, 1998
-------------------------                     -------------------------------
Common stock $5 par value                               136,063,035

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998



                                     INDEX



                                                                                              Page
                                                                                              ----
PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - September 30, 1998,
                September 30, 1997, and December 31, 1997...................................     3

           b)   Consolidated Statement of Earnings -
                Three and Nine Months Ended September 30, 1998 and 1997.....................     4

           c)   Consolidated Statement of Changes in Shareholders' Equity -
                Nine Months Ended September 30, 1998........................................     5

           d)   Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 1998 and 1997...............................     6

           e)   Notes to Unaudited Consolidated Financial Statements........................     7

      Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................    15

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................    34


PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings...........................................................    36

      Item 2.   Changes in Securities.......................................................    36

      Item 3.   Defaults Upon Senior Securities.............................................    36

      Item 4.   Submission of Matters to a Vote of Security Holders.........................    36

      Item 5.   Other Information...........................................................    36

      Item 6.   Exhibits and Reports on Form 8-K............................................    36

      Signatures............................................................................    38

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,
                                                                             -------------------------------       DECEMBER 31,
                                                                                 1998               1997               1997
                                                                             ------------       ------------       ------------
                                                                                          (DOLLARS IN THOUSANDS)

ASSETS
  Cash and due from banks .............................................      $    951,190       $  1,037,543       $  1,182,968
  Interest-bearing deposits at financial institutions .................            25,602            110,588             36,147
  Federal funds sold and securities purchased under agreements to
      resell...........................................................           149,063            169,875            172,657
  Trading account assets ..............................................           255,583            232,709            187,419
  Loans held for resale ...............................................           202,833            159,669            175,699
  Available for sale investment securities (amortized cost: $7,733,707,
      $5,649,521, and $5,761,070, respectively) .......................         7,867,587          5,709,842          5,840,704
  Loans ...............................................................        19,687,321         18,971,885         19,162,214
    Less:   Unearned income ...........................................           (33,853)           (35,359)           (35,506)
            Allowance for losses on loans .............................          (352,643)          (291,084)          (310,385)
                                                                             ------------       ------------       ------------
          Net loans ...................................................        19,300,825         18,645,442         18,816,323
  Premises and equipment, net .........................................           533,178            503,646            497,267
  Accrued interest receivable .........................................           277,319            287,415            272,874
  FHA/VA claims receivable ............................................           141,580             82,985            134,112
  Mortgage servicing rights ...........................................           104,307             63,795             62,726
  Goodwill and other intangibles ......................................           361,445            195,930            188,363
  Other assets ........................................................           354,970            740,019            426,193
                                                                             ------------       ------------       ------------
          TOTAL ASSETS ................................................      $ 30,525,482       $ 27,939,458       $ 27,993,452
                                                                             ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest-bearing ...............................................      $  3,290,654       $  3,248,130       $  3,336,274
    Certificates of deposit of $100,000 and over ......................         2,661,614          2,437,457          2,386,533
    Other interest-bearing ............................................        17,336,631         15,115,303         15,480,340
                                                                             ------------       ------------       ------------
          Total deposits ..............................................        23,288,899         20,800,890         21,203,147
  Short-term borrowings ...............................................         1,829,275          1,777,953          1,784,347
  Short- and medium-term bank notes ...................................           105,000            285,000            135,000
  Federal Home Loan Bank advances .....................................           589,261            996,788            830,252
  Other long-term debt ................................................         1,048,797            730,145            735,945
  Accrued interest, expenses, and taxes ...............................           274,730            253,074            232,490
  Other liabilities ...................................................           456,953            414,767            403,550
                                                                             ------------       ------------       ------------
          TOTAL LIABILITIES ...........................................        27,592,915         25,258,617         25,324,731
                                                                             ------------       ------------       ------------

  Commitments and contingent liabilities ..............................                --                 --                 --
  Shareholders' equity
    Convertible preferred stock .......................................            24,501             57,240             54,709
    Common stock, $5 par value; 300,000,000 shares authorized;
       135,688,161 issued and outstanding (124,183,606 at September
       30, 1997 and 124,887,630 at December 31, 1997) .................           678,441            620,918            624,438
  Additional paid-in capital ..........................................           645,649            531,023            545,520
  Retained earnings ...................................................         1,517,121          1,444,721          1,409,088
  Unearned compensation ...............................................           (15,550)           (10,131)           (14,364)
  Unrealized gain on available for sale securities ....................            82,405             37,070             49,330
                                                                             ------------       ------------       ------------
          TOTAL SHAREHOLDERS' EQUITY ..................................         2,932,567          2,680,841          2,668,721
                                                                             ------------       ------------       ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................      $ 30,525,482       $ 27,939,458       $ 27,993,452
                                                                             ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ----------------------      ----------------------------
                                                               1998          1997            1998             1997
                                                             --------      --------      -----------       ----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME
  Interest and fees on loans ..........................      $439,486      $433,121      $ 1,310,019       $1,271,863
  Interest on investment securities
    Taxable ...........................................        89,739        80,090          254,760          241,134
    Tax-exempt ........................................        16,168        12,147           42,473           35,555
  Interest on deposits at financial institutions ......           158         1,358            1,113            2,167
  Interest on federal funds sold and securities
    purchased under agreements to resell ..............         2,444         3,707           11,061           11,483
  Interest on trading account assets ..................         3,964         3,593            9,787           11,732
  Interest on loans held for resale ...................         3,975         1,754            9,912            4,954
                                                             --------      --------      -----------       ----------
          Total interest income .......................       555,934       535,770        1,639,125        1,578,888
                                                             --------      --------      -----------       ----------

INTEREST EXPENSE
  Interest on deposits ................................       212,935       202,059          620,645          586,876
  Interest on short-term borrowings ...................        20,083        21,200           56,400           64,144
  Interest on long-term debt ..........................        34,272        31,550          103,574           92,138
                                                             --------      --------      -----------       ----------
          Total interest expense ......................       267,290       254,809          780,619          743,158
                                                             --------      --------      -----------       ----------

          NET INTEREST INCOME .........................       288,644       280,961          858,506          835,730
PROVISION FOR LOSSES ON LOANS .........................        47,151        38,791          122,436          104,440
                                                             --------      --------      -----------       ----------

          NET INTEREST INCOME AFTER PROVISION FOR
             LOSSES ON LOANS ..........................       241,493       242,170          736,070          731,290
                                                             --------      --------      -----------       ----------

NONINTEREST INCOME
  Service charges on deposit accounts .................        37,665        35,376          107,054          104,450
  Mortgage servicing income ...........................        14,906        13,839           44,527           42,457
  Bank card income ....................................        10,696        10,435           31,114           29,322
  Factoring commissions ...............................         8,108         8,115           22,849           21,993
  Trust service income ................................         6,545         5,859           19,238           17,452
  Profits and commissions from trading activities .....         1,222           408            4,653            5,686
  Investment securities gains (losses) ................         1,561         3,508          (15,111)           4,500
  Other income ........................................        41,814        51,920          146,161          111,786
                                                             --------      --------      -----------       ----------
          Total noninterest income ....................       122,517       129,460          360,485          337,646
                                                             --------      --------      -----------       ----------

NONINTEREST EXPENSE
  Salaries and employee benefits ......................       112,578       102,179          328,111          303,994
  Net occupancy expense ...............................        18,715        18,185           52,228           52,248
  Equipment expense ...................................        17,735        15,367           50,332           45,748
  Other expense .......................................       180,395        86,550          364,498          243,989
                                                             --------      --------      -----------       ----------
          Total noninterest expense ...................       329,423       222,281          795,169          645,979
                                                             --------      --------      -----------       ----------

          EARNINGS BEFORE INCOME TAXES ................        34,587       149,349          301,386          422,957
Applicable income taxes ...............................        17,130        51,080          113,321          144,291
                                                             --------      --------      -----------       ----------
          NET EARNINGS ................................      $ 17,457      $ 98,269      $   188,065       $  278,666
                                                             ========      ========      ===========       ==========

          NET EARNINGS APPLICABLE TO COMMON SHARES ....      $ 16,955      $ 97,144      $   186,461       $  274,832
                                                             ========      ========      ===========       ==========

EARNINGS PER COMMON SHARE
  Basic ...............................................      $   0.13      $   0.79      $      1.44       $     2.25
  Diluted .............................................          0.13          0.76             1.41             2.18

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
  Basic ...............................................       133,899       123,748          129,561          122,069
  Diluted .............................................       135,261       130,069          133,784          127,925


The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                                                                       UNREALIZED
                                                                                                        GAIN ON
                                     CONVERTIBLE              ADDITIONAL                               AVAILABLE
                                      PREFERRED     COMMON      PAID-IN      RETAINED      UNEARNED     FOR SALE
                                        STOCK       STOCK       CAPITAL      EARNINGS    COMPENSATION  SECURITIES     TOTAL
                                      --------    ---------   ----------   -----------   ------------  ----------  -----------
                                                                          (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 1998 ..........   $ 54,709    $ 624,438    $ 545,520    $ 1,409,088    $(14,364)     $49,330   $ 2,668,721

Comprehensive income
 Net earnings .....................         --           --           --        188,065          --           --       188,065
 Other comprehensive income,
   net of taxes:
   Net change in the unrealized
   gain on available for sale
   securities......................         --           --           --             --          --       31,296        31,296
                                      --------    ---------    ---------    -----------    --------      -------   -----------
          Total comprehensive
            income.................         --           --           --        188,065          --       31,296       219,361
Cash dividends
 Common stock, $1.50 per share ....         --           --           --       (149,572)         --           --      (149,572)
 Preferred stock, $1.50 per
   share...........................         --           --           --         (1,604)         --           --        (1,604)
 Pooled institutions prior to
   pooling ........................         --           --           --        (27,503)         --           --       (27,503)
Common stock issued under
  employee benefit plans and
  dividend reinvestment plan,
  net of stock exchanged ..........         --        8,902       40,229           (137)       (720)          --        48,274
Issuance of common stock for
  acquisitions ....................         --       46,604      145,712        114,394        (466)       1,779       308,023
Conversion of debt of
  acquired institution ............         --        3,986       14,026             --          --           --        18,012
Other stock transactions of
  pooled institutions prior to
  pooling .........................         --       (8,430)    (111,514)        21,466          --           --       (98,478)
Conversion of preferred stock .....    (30,208)       7,552       22,654             --          --           --            (2)
Common stock repurchased for
  use in business combinations ....         --       (4,611)     (10,978)       (37,076)         --           --       (52,665)
                                      --------    ---------    ---------    -----------    --------      -------   -----------
BALANCE, SEPTEMBER 30, 1998  ......   $ 24,501    $ 678,441    $ 645,649    $ 1,517,121    $(15,550)     $82,405   $ 2,932,567
                                      ========    =========    =========    ===========    ========      =======   ===========

--------------------

                                                       TAX
                                    BEFORE-TAX      (EXPENSE)     NET OF TAX
                                      AMOUNT         BENEFIT        AMOUNT
                                     --------       --------       --------

DISCLOSURE OF RECLASSIFICATION
AMOUNT:
Net change in the unrealized
  gains on available for sale
  securities arising during
  the period .................      $  36,558      $ (14,495)     $  22,063
Less: reclassification for
  gains (losses) included in
  net income..................        (15,111)         5,878         (9,233)
                                    ---------      ---------      ---------
Net change in the unrealized
   gain on available for sale
   securities..................     $  51,669      $ (20,373)     $  31,296
                                    =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                      NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                -----------------------------
                                                                                                    1998             1997
                                                                                                -----------       -----------
                                                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings ...........................................................................      $   188,065       $   278,666
  Reconciliation of net earnings to net cash provided by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA foreclosure claims ......          127,459           106,688
    Provisions for merger-related charges ................................................           51,152                --
    Depreciation and amortization of premises and equipment ..............................           46,937            37,627
    Amortization and write-off of goodwill, other intangibles, and mortgage servicing
      rights..............................................................................           35,764            28,182
    Net accretion of investment securities ...............................................            3,744            (4,217)
    Net realized (gains) losses on sales of investment securities ........................           15,111            (4,500)
    Deferred income tax (benefit) expense ................................................          (35,294)             (125)
    (Increase) decrease in assets
          Trading account assets and loans held for resale ...............................          (95,298)          (18,508)
          Other assets ...................................................................           65,772          (282,774)
    Increase (decrease) in accrued interest, expenses, taxes, and other liabilities ......           22,402           (16,429)
    Other, net ...........................................................................            2,039             3,985
                                                                                                -----------       -----------
          Net cash provided by operating activities ......................................          427,853           128,595
                                                                                                -----------       -----------

INVESTING ACTIVITIES
  Net decrease (increase) in short-term investments ......................................            6,240           (85,716)
  Proceeds from sales of available for sale securities ...................................        1,051,902         1,116,665
  Proceeds from maturities, calls, and prepayments of available for sale securities ......        2,993,834         1,985,512
  Purchases of available for sale securities .............................................       (5,616,048)       (2,955,693)
  Net decrease (increase) in loans .......................................................          744,963          (250,480)
  Net cash received (used) from acquisitions of financial institutions ...................        1,434,729           (18,920)
  Purchases of premises and equipment, net ...............................................          (49,294)          (55,013)
  Other, net .............................................................................               --            10,299
                                                                                                -----------       -----------
          Net cash provided (used) by investing activities ...............................          566,326          (253,346)
                                                                                                -----------       -----------

FINANCING ACTIVITIES
  Net decrease in deposits ...............................................................         (924,148)          (34,793)
  Net increase in short-term borrowings ..................................................           29,021           117,098
  Proceeds from long-term debt, net ......................................................          722,340           414,080
  Repayment of long-term debt ............................................................         (808,294)         (373,114)
  Proceeds from issuance of common stock .................................................           36,096            21,936
  Purchase and retirement of common stock ................................................         (151,095)          (20,898)
  Cash dividends paid ....................................................................         (179,082)         (116,891)
  Other, net .............................................................................               --             6,008
                                                                                                -----------       -----------
          Net cash provided (used) by financing activities ...............................       (1,275,162)           13,426
                                                                                                -----------       -----------
  Net decrease in cash and cash equivalents ..............................................         (280,983)         (111,325)
  Cash and cash equivalents at the beginning of the period ...............................        1,355,625         1,318,743
                                                                                                -----------       -----------
  Cash and cash equivalents at the end of the period .....................................      $ 1,074,642       $ 1,207,418
                                                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest .............................................................................      $   767,867       $   733,930
    Taxes ................................................................................          121,220           131,179
  Unrealized gain on available for sale securities .......................................          133,880            59,906

The accompanying notes are an integral part of these consolidated financial statements

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

      The accounting policies followed by the Corporation for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the consolidated financial statements and related notes included in Exhibit 99.1 to this Form 10-Q (1997 Restated Financial Statements). The Corporation's consolidated financial statements for December 31, 1997 were restated for four acquisitions that were completed in the third quarter of 1998 and accounted for as poolings of interests (see Note 2 to these interim financial statements). The 1997 Restated Financial Statements became the historical financial statements of the Corporation for 1997 upon the filing of this Form 10-Q. Certain 1997 amounts have been reclassified to be consistent with the 1998 financial reporting presentation.

      Effective January 1, 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which are reflected in the Consolidated Statement of Changes in Shareholders' Equity.

NOTE 2.  ACQUISITIONS

CONSUMMATED ACQUISITIONS

     Reference is made to Note 2 of the 1997 Restated Financial Statements for information regarding acquisitions completed in 1997.

                                            DATE        COMMON SHARES     METHOD OF
            INSTITUTION                 ACQUIRED          ISSUED       ACCOUNTING   TOTAL ASSETS  TOTAL EQUITY
-------------------------------------   ---------        ---------     ----------   ------------  ------------
                                                                                       (DOLLARS IN MILLIONS)


Sho-Me Financial Corporation ......      1/1/98           1,153,459      Purchase        $   374      $   61
  Springfield, Missouri (1)

Security Bancshares, Inc. .........      4/1/98             490,821      Pooling of          146          15
  Des Arc, Arkansas                                                      Interests

Magna Group, Inc. (MGR) ...........      7/1/98          33,398,818      Pooling of        7,683         639
  St. Louis, Missouri (2) and (3)                                        Interests

Peoples First Corporation (Peoples)      7/1/98           6,031,031      Pooling of        1,427         142
  Paducah, Kentucky (2)                                                  Interests

Merchants Bancshares, Inc. ........      7/31/98          2,018,744      Pooling of          565          58
(Merchants)                                                              Interests
 Houston, Texas (2)

CB&T, Inc. ........................      7/7/98           1,449,127      Pooling of          278          34
  McMinnville, Tennessee                                                 Interests

Capital Savings Bancorp, Inc. .....      7/8/98             724,613      Pooling of          207          21
  Jefferson City, Missouri                                               Interests

First National Bancshares of
  Wetumpka, Inc. ..................      7/31/98            835,709      Pooling of          202          23
   Wetumpka, Alabama                                                     Interests

Alvin Bancshares, Inc. ............      8/1/98             423,869      Pooling of          117          12
  Alvin, Texas                                                           Interests

First Community Bancshares, Inc. ..      8/5/98             125,782      Pooling of           39           1
  Middleton, Tennessee                                                   Interests

Duck Hill Bank ....................      8/1/98              42,396      Purchase             21           3
  Duck Hill, Mississippi (4)

AMBANC Corporation (AMBANC) .......      8/31/98          3,387,548      Pooling of          731          75
  Vincennes, Indiana (2)                                                 Interests

Transflorida Bank .................      8/31/98          1,655,371      Pooling of          334          40
  Boca Raton, Florida                                                    Interests

Purchase of 24 branches and
  assumption of $1.5 billion of
  deposits of California Federal
  Bank in  Florida (5) ............      9/11/98                N/A      Purchase          1,389         N/A

                                                          ----------                     -------      ------
          TOTAL ...................                       51,737,288                     $13,513      $1,124
                                                          ==========                     =======      ======

--------------------

(1) The Corporation repurchased the majority of the shares issued in this transaction. Goodwill and other intangibles resulting from the transaction were approximately $29 million.
(2) The Corporation has restated its 1997 historical financial statements for these acquisitions, which are considered significant. See Exhibit 99.1 to this Form 10-Q.
(3) On May 1, 1998, MGR acquired Charter Bank, S.B. (Charter), an Illinois savings bank. At the date of consummation, Charter had total assets of approximately $406 million, total deposits of approximately $309 million, and total shareholder's equity of approximately $67 million. Goodwill and other intangibles resulting from the Charter acquisition were approximately $47 million.
(4) The Corporation repurchased the majority of the shares issued in this transaction. Goodwill and other intangibles resulting from the transaction were $594,000.
(5) The premium paid for the deposits purchased and the resulting goodwill and other intangibles were approximately $110 million.

      The following table summarizes the impact of the significant acquisitions shown below which were accounted for as poolings of interests.

                                              NET INTEREST INCOME      NONINTEREST INCOME        NET EARNINGS
                                              -------------------      ------------------        ------------
                                                                 (DOLLARS IN MILLIONS)

JANUARY 1, 1998 TO DATE OF ACQUISITION
         MGR .........................                $    126            $     20                 $     12
         Peoples .....................                      29                   5                       --
         AMBANC ......................                       7                   3                       --
         Merchants ...................                      17                   4                        2
                                                      --------            --------                 --------
               TOTAL .................                $    179            $     32                 $     14
                                                      ========            ========                 ========


NINE MONTHS ENDED SEPTEMBER 30, 1997
        Union Planters ...............                $    574            $    273                 $    203
        MGR ..........................                     178                  48                       50
        Peoples ......................                      43                   8                       14
        AMBANC .......................                      21                   5                        6
        Merchants ....................                      20                   5                        6
                                                      --------            --------                 --------
               UNION PLANTERS POOLED .                $    836            $    339                 $    279
                                                      ========            ========                 ========

PENDING ACQUISITIONS
      Through its acquisition program, the Corporation has the following pending acquisitions, which are considered probable of consummation.

                                                  PROJECTED                                        ANTICIPATED
                                                 ACQUISITION            APPROXIMATE                 METHOD OF      APPROXIMATE
            INSTITUTION                              DATE              CONSIDERATION               ACCOUNTING     TOTAL ASSETS
----------------------------------------------   -----------------------------------------       --------------   ------------
                                                                                                     (DOLLARS IN MILLIONS)
Purchase 56 branches of First Chicago
  NBD Corporation in Indiana .................       2/12/99           $294 million              Purchase          $   1,800
                                                                       premium in cash (1)

Ready State Bank .............................      12/31/98           3,214,000 shares          Pooling                 595
  Hialeah, Florida                                                     of common stock           of interests

First Mutual Bancorp, Inc. ...................      12/31/98           1,100,000 shares          Purchase                370
  Decatur, Illinois (2)                                                of common stock

Southeast Bancorp, Inc. ......................      12/31/98           1,250,000 shares          Pooling                 335
  Corbin, Kentucky                                                     of common stock           of interests

First & Farmers Bancshares, Inc. .............       1/31/99           $76 million in cash       Purchase                275
  Somerset, Kentucky

FSB, Inc. ....................................      12/31/98           907,000 shares            Pooling                 145
  Covington, Tennessee                                                 of common stock           of interests

La Place Bancshares, Inc. ....................      12/31/98           412,000 shares            Pooling
  La Place, Louisiana                                                  of common stock           of interests             70
                                                                                                                   ---------

          TOTAL ..............................                                                                     $   3,590
                                                                                                                   =========

--------------------

(1) The purchase price of the premises and equipment to be purchased has not yet been determined.
(2) The Corporation intends to purchase, in the open market, approximately one million UPC common shares to facilitate its purchase of First Mutual Bancorp, Inc.

NOTE 3.  LOANS

      Loans are summarized by type as follows:

                                                           SEPTEMBER 30,
                                                   ----------------------------      DECEMBER 31,
                                                       1998             1997             1997
                                                   -----------      -----------      -----------
                                                               (DOLLARS IN THOUSANDS)

Commercial, financial, and agricultural .....      $ 3,418,843      $ 3,112,319      $ 3,210,652
Foreign .....................................          221,140          148,115          207,343
Accounts receivable - factoring .............          643,894          604,214          579,067
Real estate - construction ..................        1,060,420          938,795          960,405
Real estate - mortgage
  Secured by 1-4 family residential .........        5,724,171        5,370,623        5,361,456
  FHA/VA government-insured/guaranteed ......          762,998        1,385,442        1,331,993
  Other mortgage ............................        4,155,489        3,783,698        3,828,230
Home equity .................................          472,618          430,115          443,762
Consumer
  Credit cards and related plans ............          535,362          620,418          612,902
  Other consumer ............................        2,625,244        2,510,068        2,560,649
Direct lease financing ......................           67,142           68,078           65,755
                                                   -----------      -----------      -----------
          TOTAL LOANS .......................      $19,687,321      $18,971,885      $19,162,214
                                                   ===========      ===========      ===========

      Nonperforming loans are summarized as follows:

                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                               1998                 1997
                                                                          -------------         ------------
                                                                                (DOLLARS IN THOUSANDS)

NONACCRUAL LOANS
  Domestic....................................................             $   141,933          $   132,672
  Foreign.....................................................                   1,276                   96
RESTRUCTURED LOANS............................................                   6,414               15,250
                                                                           -----------          -----------
          TOTAL NONPERFORMING LOANS...........................             $   149,623          $   148,018
                                                                           ===========          ===========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS ON NONACCRUAL STATUS            $     9,309          $    14,933
                                                                           ===========          ===========


NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

      The changes in the allowance for losses on loans for the three and nine months ended September 30, 1998, are summarized as follows:

                                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 1998      SEPTEMBER 30, 1998
                                                                         ------------------      ------------------
                                                                                   (DOLLARS IN THOUSANDS)

BEGINNING BALANCE.............................................              $    323,132            $    310,385
Provision for losses on loans.................................                    47,152                 122,436
Recoveries of loans previously charged off....................                     6,215                  19,628
Loans charged off.............................................                   (37,515)               (123,530)
Increase due to acquisitions..................................                    13,659                  23,724
                                                                            ------------            ------------
BALANCE, SEPTEMBER 30, 1998...................................              $    352,643            $    352,643
                                                                            ============            ============


      As of September 30, 1998, the amount of the Corporation's impaired loans and the disclosures related thereto were not considered significant.

NOTE 5.  INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities are summarized as follows:

                                                                                     SEPTEMBER 30, 1998
                                                         --------------------------------------------------------------------------
                                                                                         UNREALIZED
                                                         AMORTIZED            --------------------------------
                                                            COST                 GAINS               LOSSES             FAIR VALUE
                                                         -----------          -----------          -----------          ----------
                                                                                   (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE SECURITIES
U. S. Government obligations
  U. S. Treasury..................................       $   321,269          $     5,790          $        --          $   327,059
  U. S. Government agencies
    Collateralized mortgage obligations...........         2,284,300               27,892                7,627            2,304,565
    Mortgage-backed...............................           692,543               23,463                  179              715,827
    Other.........................................         2,246,205               21,942                  442            2,267,705
                                                         -----------          -----------          -----------          -----------
          Total U. S. Government obligations......         5,544,317               79,087                8,248            5,615,156
Obligations of states and political subdivisions..         1,246,307               57,464                  431            1,303,340
Other stocks and securities.......................           943,083                6,820                  812              949,091
                                                         -----------          -----------          -----------          -----------
          TOTAL AVAILABLE FOR SALE SECURITIES.....       $ 7,733,707          $   143,371          $     9,491          $ 7,867,587
                                                         ===========          ===========          ===========          ===========


                                                                                      DECEMBER 31, 1997
                                                         --------------------------------------------------------------------------
                                                                                         UNREALIZED
                                                         AMORTIZED            --------------------------------
                                                             COST                GAINS                LOSSES             FAIR VALUE
                                                         -----------          -----------          -----------          -----------
                                                                                   (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE SECURITIES
U. S. Government obligations
  U. S. Treasury..................................       $   987,384          $     5,207          $       907          $   991,684
  U. S. Government agencies
    Collateralized mortgage obligations...........         1,237,290                5,471                4,827            1,237,934
    Mortgage-backed...............................           951,955               24,151                1,061              975,045
    Other.........................................         1,294,531               10,158                2,319            1,302,370
                                                         -----------          -----------          -----------          -----------
          Total U. S. Government obligations......         4,471,160               44,987                9,114            4,507,033
Obligations of states and political subdivisions..           890,912               44,159                  851              934,220
Other stocks and securities.......................           398,998                1,369                  916              399,451
                                                         -----------          -----------          -----------          -----------
          TOTAL AVAILABLE FOR SALE SECURITIES.....       $ 5,761,070          $    90,515          $    10,881          $ 5,840,704
                                                         ===========          ===========          ===========          ===========

      Investment securities having a carrying value of approximately $3.1 billion at September 30, 1998 and $3.3 billion at December 31, 1997, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

      The following table presents the gross realized gains and losses on investment securities for the nine months ended September 30, 1998 and 1997.

                                                                  REALIZED GAINS                            REALIZED LOSSES
                                                         --------------------------------          --------------------------------
                                                             1998                 1997                 1998                 1997
                                                         -----------          -----------          -----------          -----------
                                                                                   (DOLLARS IN THOUSANDS)

Available for sale securities...............             $     8,731          $     6,464          $    23,842          $     1,964
                                                         ===========          ===========          ===========          ===========

NOTE 6. OTHER ASSETS

      Other assets include receivables related to GNMA, FNMA, investors, escrows, and foreclosure advances; investment portfolio receivables; and miscellaneous receivables totaling $41.2 million, $438.9 million and $126.3 million, respectively at September 30, 1998, September 30, 1997, and December 31, 1997. The larger balance at September 30, 1997 is due primarily to trade date receivables related to the securitization and sale of single family residential mortgages.

NOTE 7.  OTHER NONINTEREST INCOME AND EXPENSE

                                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                             SEPTEMBER 30,
                                                         --------------------------------          --------------------------------
                                                             1998                 1997                 1998                 1997
                                                         ------------         -----------          -----------          -----------
                                                                                   (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  Gain on sale of securitized loans...................   $        --          $        --          $    19,605          $        --
  Gain on sale of branches/deposits and
     other selected assets............................            (3)              10,795                2,787               11,166
  Gain on sale of residential mortgages...............         3,138                9,605                9,015               12,489
  Mortgage origination fees...........................         3,916                1,884                7,580                2,849
  Customer ATM usage fees.............................         5,361                4,611               14,308               12,855
  Insurance commissions...............................         3,589                3,278               10,218                9,549
  Annuity sales income................................         2,631                2,056                5,273                6,759
  Brokerage fee income................................         4,754                3,888               14,492               10,086
  Letters of credit fees..............................         1,741                1,500                4,710                4,357
  VSIBG partnership earnings..........................           540                  787                2,432                1,626
  Other income........................................        16,147               13,516               55,741               40,050
                                                         -----------          -----------          -----------          -----------
          TOTAL OTHER NONINTEREST INCOME..............   $    41,814          $    51,920          $   146,161          $   111,786
                                                         ===========          ===========          ===========          ===========

OTHER NONINTEREST EXPENSE
  Merger-related expenses.............................   $    77,776          $     4,733          $    94,818          $     5,364
  Amortization of mortgage servicing rights...........         5,745                4,406               15,755               12,897
  Amortization of goodwill and other intangibles......         7,622                5,452               19,931               15,283
  Other contracted services...........................         7,540                7,085               19,407               21,083
  Stationery and supplies.............................         6,594                6,485               19,745               19,237
  Postage and carrier.................................         6,883                6,636               20,977               18,636
  Advertising and promotion...........................         5,051                5,357               17,045               15,028
  Communications......................................         6,265                4,812               17,850               14,048
  Other personnel services............................         4,017                3,152               10,477                8,851
  Other real estate expense...........................         2,480                2,499                7,285                6,796
  Miscellaneous charge-offs...........................         2,845                2,927                8,703                8,273
  Legal fees..........................................         2,780                2,794                9,139                8,668
  Provision for losses on FHA/VA  foreclosure claims..           824                  888                3,546                2,327
  Taxes other than income.............................         2,852                2,933                9,563                8,486
  Travel..............................................         2,447                2,238                7,062                6,401
  Consultant fees.....................................         3,679                2,416                7,693                6,642
  Merchant credit card charges........................         3,513                2,706                9,471                7,340
  Dues, subscriptions, and contributions..............         1,658                1,818                5,569                5,599
  Brokerage and clearing fees on trading activities...         1,141                  968                4,009                3,440
  Accounting and audit fees...........................           921                1,208                3,278                3,688
  Insurance...........................................         1,184                1,242                3,044                3,880
  FDIC insurance......................................           744                1,219                1,140                3,509
  Federal Reserve fees................................         1,040                  797                3,010                2,241
  Prepayment penalty--FHLB advances...................         5,860                   --                6,555                   --
  Write-off of impaired assets........................         7,513                   --                7,513                   --
  Other expense.......................................        11,421               11,779               31,913               36,272
                                                         -----------          -----------          -----------          -----------
          TOTAL OTHER NONINTEREST EXPENSE.............   $   180,395          $    86,550          $   364,498          $   243,989
                                                         ===========          ===========          ===========          ===========

NOTE 8.  INCOME TAXES

      Applicable income taxes for the nine months ended September 30, 1998, were $113.3 million, resulting in an effective tax rate of 37.6%. Applicable income taxes for the same period in 1997 were $144.3 million, resulting in an effective tax rate of 34.1%. The increase in the effective rate in 1998, as compared to 1997, is due primarily to nondeductible merger-related expenses and the change in the mix of taxable and nontaxable revenues. The tax expense (benefit) applicable to investment securities gains and losses for the nine months ended September 30, 1998 and 1997 was $5.9 million and $1.8 million, respectively.

      At September 30, 1998, the Corporation had a net deferred tax asset of $147.7 million compared to $113.8 million at December 31, 1997. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of $39.6 million and $29.9 million at those dates, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient taxable income to realize in full these deferred tax benefits. Therefore, no extraordinary strategies are deemed necessary by management to generate taxable income for purposes of realizing the net deferred tax asset.

NOTE 9.  BORROWINGS

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

      Short-term borrowings are summarized as follows:

                                                                                    SEPTEMBER 30,
                                                                           --------------------------------          DECEMBER 31,
                                                                               1998                 1997                 1997
                                                                           -----------          -----------          -----------
                                                                                          (DOLLARS IN THOUSANDS)
BALANCES AT QUARTER END:
Federal funds purchased and securities sold
  under agreements to repurchase..............................             $ 1,802,136          $ 1,550,580          $ 1,553,310
FHLB advances.................................................                  15,000              208,485              210,860
Other short-term borrowings...................................                  12,139               18,888               20,177
                                                                           -----------          -----------          -----------
          Total short-term borrowings.........................             $ 1,829,275          $ 1,777,953          $ 1,784,347
                                                                           ===========          ===========          ===========

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER
  AGREEMENTS TO REPURCHASE
          Daily average balance...............................             $ 1,418,978          $ 1,243,994          $ 1,260,919
          Weighted average interest rate......................                    5.00%                4.97%                4.98%

SHORT- AND MEDIUM-TERM BANK NOTES

      The Corporation's principal subsidiary, Union Planters Bank, National Association (UPB), has a $1-billion short-and medium-term bank note program to supplement UPB's funding sources. Under the program UPB may from time to time issue bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Bank Notes) and bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Bank Notes). At September 30, 1998 and December 31, 1997, UPB had no Short-Term Bank Notes outstanding. A summary of the Medium-Term Bank Notes follows.

                                                                            SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                                            ------------------        -----------------
                                                                                       (DOLLARS IN THOUSANDS)

Balances at period end........................................              $      105,000            $     135,000
Fixed-rate notes..............................................                     105,000                  135,000
Range of maturities...........................................                8/99 - 10/01             8/98 - 10/01

FEDERAL HOME LOAN BANK (FHLB) ADVANCES

      Certain of the Corporation's banking and thrift subsidiaries had outstanding advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At September 30, 1998, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                                                                   SEPTEMBER 30,
                                                                          ---------------------------------        DECEMBER 31,
                                                                               1998               1997                 1997
                                                                          --------------       -------------       ------------
                                                                                          (DOLLARS IN THOUSANDS)
Balances at period end........................................            $     589,261        $     996,788       $     830,252
Range of interest rates.......................................             3.25% - 7.95%        3.25% - 8.95%       3.25% - 8.95%
Range of maturities...........................................              1998 - 2015          1997 - 2025         1998 - 2017

OTHER LONG-TERM DEBT

      The Corporation's other long-term debt is summarized as follows:

                                                                                    SEPTEMBER 30,
                                                                           --------------------------------          DECEMBER 31,
                                                                                1998               1997                 1997
                                                                           -----------          -----------          -----------
                                                                                          (DOLLARS IN THOUSANDS)

Corporation-Obligated Mandatorily Redeemable
  Capital Pass-through Securities of Subsidiary Trust
  holding solely a Corporation-Guaranteed Related
  Subordinated Note (Trust Preferred Securities)..............             $   199,000          $   198,965          $   198,973
Variable-rate asset-based certificates........................                 275,000              275,000              275,000
6.75% Subordinated Notes due 2005.............................                  99,581               99,521               99,536
6.25% Subordinated Notes due 2003.............................                  74,735               74,683               74,696
6.50% Putable/Callable Subordinated Notes due 2018............                 301,763                   --                   --
Other long-term debt..........................................                  98,718               81,976               87,740
                                                                           -----------          -----------          -----------
          TOTAL OTHER LONG-TERM DEBT..........................             $ 1,048,797          $   730,145          $   735,945
                                                                           ===========          ===========          ===========

NOTE 10.  SHAREHOLDERS' EQUITY

COMMON STOCK

      At the Corporation's annual meeting April 16, 1998, shareholders approved an increase in the number of authorized common shares from 100 million to 300 million.

PREFERRED STOCK

      The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's common stock, is summarized as follows:

                                                                                    SEPTEMBER 30,
                                                                           --------------------------------          DECEMBER 31,
                                                                                1998               1997                 1997
                                                                           -----------          -----------          -----------
                                                                                          (DOLLARS IN THOUSANDS)
Preferred stock, without par value, 10,000,000 shares authorized
  Series A Preferred Stock,
    750,000 shares authorized, none issued............................     $        --          $        --          $        --
  Series E, 8% Cumulative, Convertible, Preferred Stock
    (stated at liquidation value of $25 per share)
    980,046 shares issued and outstanding (2,289,594 at September 30,
    1997 and 2,188,358 at December 31, 1997)..........................          24,501               57,240               54,709
                                                                           -----------          -----------          -----------
          TOTAL PREFERRED STOCK.......................................     $    24,501          $    57,240          $    54,709
                                                                           ===========          ===========          ===========

NOTE 11.  CONTINGENT LIABILITIES

CONTINGENT LIABILITIES

      The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1997 10-K, in Note 19 to the Corporation's 1997 Restated Financial Statements, and in Note 10 included in the unaudited interim consolidated financial statements in the Corporation's quarterly reports on Form 10-Q dated March 31, 1998 and June 30, 1998. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

      Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened lawsuits. There were no significant developments during the third quarter of 1998 in any of the pending or threatened actions that affected such opinion.

NOTE 12.  EARNINGS PER SHARE

      The calculation of net earnings per share is summarized as follows:

                                                           THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER30,
                                                          ---------------------------------         ------------------------------
                                                             1998                 1997                 1998                 1997
                                                          ------------         ------------         ------------        ----------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC:
  Net earnings.................................          $     17,457         $     98,269         $    188,065        $    278,666
    Less preferred dividends...................                  (502)              (1,125)              (1,604)             (3,834)
                                                         ------------         ------------         ------------        ------------
  Net earnings applicable to common shares.....          $     16,955         $     97,144         $    186,461        $    274,832
                                                         ============         ============         ============        ============
  Net earnings per common share--basic.........          $        .13         $        .79         $       1.44        $       2.25
                                                         ============         ============         ============        ============

DILUTED:
  Net earnings.................................          $     17,457         $     98,269         $    188,065        $    278,666
  Elimination of interest on convertible debt                      --                  472                 (864)                398
                                                         ------------         ------------         ------------        ------------
  Net earnings applicable to common shares.....          $     17,457         $     98,471         $    187,201        $    279,064
                                                         ============         ============         ============        ============
  Average common shares outstanding............           133,899,234          123,747,698          129,561,035         122,069,300
  Stock option adjustment......................             1,361,339            1,966,542            1,542,468           1,879,293
  Preferred stock adjustment...................                    --            2,994,970            1,719,003           3,451,489
  Effect of other dilutive securities..........                    --            1,359,662              961,733             524,539
                                                         ------------         ------------         ------------        ------------
  Average common shares outstanding............           135,260,573          130,068,872          133,784,239         127,924,621
                                                         ============         ============          ===========        ============
  Net earnings per common share--diluted.......          $        .13         $        .76         $       1.41        $       2.18
                                                         ============         ============         ============        ============


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1997 Restated Financial Statements, the Corporation's Quarterly Reports on Form 10-Q dated March 31, 1998 and June 30, 1998, the Corporation's interim unaudited financial statements and notes for the three and nine months ended September 30, 1998, included in Part I hereof, and the supplemental financial data included in this discussion. The 1997 Restated Financial Statements were restated for four acquisitions that were completed in the third quarter of 1998 and accounted for as poolings of interests (see Note 2 to the unaudited interim consolidated financial statements included herein). The Corporation also restated Management's Discussion and Analysis of Results of Operations and Financial Condition (1997 Restated MD&A) and Selected Financial Data. The 1997 Restated Financial Statements, 1997 Restated MD&A, and the restated Selected Financial Data are filed as Exhibit 99.1 to this Form 10-Q.

      Certain of the information included in this discussion contains forward-looking statements and information that are based on management's belief as well as certain assumptions made by, and information currently available to management. Specifically, this 10-Q contains forward-looking statements with respect to the adequacy of the allowance for losses on loans; the effect of legal proceedings on the Corporation's financial condition, results of operations, and liquidity; charges related to pending acquisitions; cost savings related to integration of completed acquisitions; anticipated effective dates of acquisitions; and year 2000 compliance issues. When used in this discussion, the words "anticipate," "project," "expect," "believes," and similar expressions are intended to identify forward-looking statements. Although management of the Corporation believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks materialize, or should any such underlying assumptions prove to be incorrect, actual results may vary materially from those anticipated, estimated, projected, or expected. Among key factors that may have a direct bearing on the Corporation's operating results are fluctuations in the economy, especially in the Southeast and Midwest; the relative strength and weakness in the consumer and commercial credit sector and in the real estate market; the actions taken by the Federal Reserve for the purpose of managing the economy; the Corporation's ability to realize anticipated cost savings related to both recently completed and pending acquisitions; the ability of the Corporation to achieve anticipated revenue enhancements; its success in assimilating acquired operations into the Corporation's culture, including its ability to instill the Corporation's credit culture and approach to operating efficiencies into acquired operations; the continued growth of the markets in which the Corporation operates consistent with recent historical experience; the absence of undisclosed material contingencies inherent in acquired operations, including asset quality and litigation contingencies; the enactment of legislation impacting the operations of the Corporation; and the Corporation's ability to expand into new markets and to maintain profit margins in the face of pricing pressure.

SELECTED FINANCIAL DATA

     The following table presents selected financial highlights for the three and nine months ended September 30, 1998 and 1997.

                                                                                                              PERCENTAGE CHANGE
                                                 THREE MONTHS ENDED              NINE MONTHS ENDED          ---------------------
                                                    SEPTEMBER 30,                   SEPTEMBER 30,           THREE           NINE
                                              --------------------------      --------------------------    ------         ------
                                                 1998            1997            1998            1997       MONTHS         MONTHS
                                              ----------      ----------      ----------      ----------    ------         ------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings........................          $  17,457       $  98,269       $ 188,065       $ 278,666      (82)%          (33)%
Basic earnings per common share.....                .13             .79            1.44            2.25      (84)           (36)
Diluted earnings per common share...                .13             .76            1.41            2.18      (83)           (35)
Return on average assets............                .24%           1.40%            .88%           1.37%
Return on average common equity.....               2.40           15.58            9.23           15.79
Dividends per common share..........          $     .50       $     .40       $    1.50       $   1.095       25             37
Net interest margin (FTE)...........               4.32%           4.47%           4.45%           4.55%
Interest rate spread (FTE)..........               3.51            3.67            3.65            3.77
Expense ratio.......................               1.50            1.42            1.50            1.50
Efficiency ratio....................              55.69           52.63           54.51           53.02
Book value per common share.........                                          $   21.43       $   21.13                       1
Leverage ratio......................                                               9.29%           9.67%
Common share prices:
  High closing price................          $   61.94       $   56.50       $   67.31       $   56.50
  Low closing price.................              40.25           49.25           40.25           38.38
  Closing price at quarter end......              50.25           55.88           50.25           55.88

--------------------

Net interest margin = Net interest income as a percentage of average earning assets

Interest rate spread = Difference in the yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses, investment securities gains (losses), and goodwill and other intangibles amortization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonrecurring expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS--NINE MONTHS ENDED SEPTEMBER 30, 1998

      The following table presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,                     EPS
                                                                               -------------------------------          INCREASE
                                                                                  1998                 1997            (DECREASE)
                                                                               ----------           ----------         ----------

Net interest income-FTE...............................................         $     6.59           $     6.70         $     (.11)
Provision for losses on loans.........................................               (.92)                (.82)              (.10)
                                                                               ----------           ----------         ----------
  NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS-FTE.........               5.67                 5.88               (.21)
                                                                               ----------           ----------         ----------

NONINTEREST INCOME
  Service charges on deposit accounts.................................                .80                  .82               (.02)
  Mortgage servicing income...........................................                .33                  .33                --
  Bank card income....................................................                .23                  .23                --
  Factoring commissions...............................................                .17                  .17                --
  Trust service income................................................                .14                  .14                --
  Profits and commissions from trading activities.....................                .03                  .04               (.01)
  Investment securities gains (losses)................................               (.11)                 .04               (.15)
  Other income........................................................               1.10                  .87                .23
                                                                               ----------           ----------         ----------
          Total noninterest income....................................               2.69                 2.64                .05
                                                                               ----------           ----------         ----------

NONINTEREST EXPENSE
  Salaries and employee benefits......................................               2.45                 2.38               (.07)
  Net occupancy expense...............................................                .39                  .41                .02
  Equipment expense...................................................                .38                  .36               (.02)
  Other expense.......................................................               2.71                 1.90               (.81)
                                                                               ----------           ----------         ----------
          Total noninterest expense...................................               5.93                 5.05               (.88)
                                                                               ----------           ----------         ----------

          EARNINGS BEFORE INCOME TAXES-FTE............................               2.43                 3.47              (1.04)
Applicable income taxes-FTE...........................................               1.02                 1.29                .27
                                                                               ----------           ----------         ----------
          NET EARNINGS................................................               1.41                 2.18               (.77)
Less preferred stock dividends........................................                --                   --                 --
                                                                               ----------           ----------         ----------
          DILUTED EARNINGS PER SHARE..................................         $     1.41           $     2.18         $     (.77)
                                                                               ==========           ==========         ==========

Change in net earnings applicable to diluted earnings per share using
  previous year average shares outstanding............................                                                 $     (.71)
Change in average shares outstanding..................................                                                       (.06)
                                                                                                                       ----------
  Change in net earnings..............................................                                                 $     (.77)
                                                                                                                       ==========

Average diluted shares (in thousands).................................            133,784              127,925
                                                                               ==========           ==========

--------------------

FTE = Fully taxable-equivalent basis


                        THIRD QUARTER EARNINGS OVERVIEW

      For the third quarter of 1998, the Corporation reported earnings of $17.5 million compared to $98.3 million for the same period in 1997. Diluted earnings per common share for the third quarter of 1998 were $.13 compared to $.76 for the same period in 1997. Net earnings for the nine months ended September 30, 1998 were $188.1 million, or $1.41 per diluted common share. This compares to net earnings of $278.7 million, or $2.18 per diluted common share, for the same period in 1997.

      Results for the third quarter of 1998 and for the nine months ended September 30, 1998 were significantly impacted by previously disclosed merger-related expenses related to the twelve acquisitions completed during the third quarter of 1998 (see Note 2 to the unaudited interim consolidated financial statements). These charges totaled $77.8 million and $94.8 million, respectively, for the three and nine months ended September 30, 1998 compared to $4.7 million and $5.4 million, respectively, for the same periods in 1997. In addition to these charges a number of other items impacted results for both 1998 and 1997. A summary of the significant items follows:

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                             -------------------------       -------------------------
                                                                1998            1997            1998           1997
                                                             ---------       ---------       ----------     ----------
                                                                               (DOLLARS IN THOUSANDS)

               EARNINGS BEFORE INCOME TAXES........          $  34,587       $ 149,349       $ 301,386      $ 422,957
               ADD (SUBTRACT) THE IMPACT OF THE FOLLOWING
               ITEMS
               Investment securities (gains) losses             (1,561)         (3,508)         15,111         (4,500)
               Gain on sale of branches and other assets            (3)        (10,795)         (8,187)       (11,166)
               Merger-related expenses.............             77,776           4,733          94,818          5,364
               Write-off of impaired assets........              7,513              --           7,513             --
               Prepayment penalty - FHLB advances..              5,860              --           6,555             --
               ADJUSTED EARNINGS BEFORE TAXES .....            124,172         139,779         417,196        412,655
               Adjusted taxes......................             42,733          46,988         147,071        139,918
               ADJUSTED EARNINGS...................             81,439          92,791         270,125        272,737


                               EARNINGS ANALYSIS

NET INTEREST INCOME

      Net interest income (FTE) for the third quarter of 1998 was $296.3 million, an $8.2 million increase over the third quarter of 1997, which was $288.1 million. For the nine months ended September 30, 1998, net interest income (FTE) was $881.5 million compared to $856.9 million for the same period in 1997. Net interest income for both the three and nine months ended September 30, 1998 was positively impacted by purchase acquisitions in the latter half of 1997 and certain smaller 1998 poolings of interests which were included from the date of acquisition. These acquisitions improved net interest income $16.1 million and $31.5 million, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes, which follow this discussion for additional information regarding the changes in net interest income.

      The net interest margin for the third quarter of 1998 was 4.32% which compares to 4.47% for the same quarter last year. The net interest margin for the first nine months of 1998 was 4.45%, 10 basis points lower than the net interest margin for the same period in 1997. The interest rate spread decreased to 3.51% for the third quarter of 1998 from 3.67% for the third quarter of 1997.

INTEREST INCOME

      The following table presents a breakdown of average earning assets for the three and nine months ended September 30, 1998 and 1997.

                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,                               SEPTEMBER 30,
                                                     ------------------------------             ------------------------------
                                                       1998                 1997                  1998                1997
                                                     ---------            ---------             ---------           ---------
                                                                               (DOLLARS IN BILLIONS)

Average earning assets......................         $   27.2             $   25.6              $   26.5            $   25.2
 Comprised of:
  Loans.....................................               72%                  75%                   74%                 75%
  Investment securities.....................               26                   23                    24                  23
  Other earning assets......................                2                    2                     2                   2

--------------------

Fully taxable equivalent yield on
  average earning assets....................             8.21%                8.43%                 8.39%               8.50%


      Interest income (FTE) increased $20.7 million for the third quarter of 1998 compared to the same period in 1997. The increase is attributable to a $1.7 billion increase in average earning assets, which resulted in a $30.8 million increase in interest income. This increase was partially offset by a 22 basis point decrease in the average yield on earning assets, which decreased interest income, approximately $10.1 million. The lower yield on average earning assets is attributable to a lower interest rate environment in 1998 compared to 1997. For the first nine months of 1998, interest income increased $62.1 million due primarily to the growth of average earning assets, primarily loans and investment securities, which increased interest income approximately $78.4 million. This increase was partially offset by an 11 basis point decrease in the average yield on earning assets, which decreased interest income approximately $16.3 million.

INTEREST EXPENSE

      The following table presents a breakdown of average interest-bearing liabilities for the three and nine months ended September 30, 1998 and 1997.

                                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                             SEPTEMBER 30,
                                                           ------------------------------            ---------------------------
                                                             1998                 1997                 1998               1997
                                                           ---------            ---------            ---------          --------
                                                                                    (DOLLARS IN BILLIONS)

Average interest-bearing liabilities........               $   22.6             $   21.2             $   22.0           $   21.0
 Comprised of:
  Deposits..................................                     84%                  83%                  84%                83%
  Short-term borrowings.....................                      7                    8                    7                  8
  FHLB advances and long-term debt..........                      9                    9                    9                  9
--------------------

Rates paid on average interest-bearing liabilities             4.70%                4.76%                4.74%              4.73%

      Interest expense increased $12.5 million in the third quarter of 1998 compared to the same period in 1997. The increase is due primarily to a $1.3 billion increase in average interest-bearing liabilities, primarily growth in interest-bearing deposits from acquired entities and the issuance of $300 million of 6.5% Putable/Callable Subordinated Notes in March 1998, which increased interest expense approximately $16.1 million. This increase was partially offset by a six basis points decrease in the average rate paid for interest-bearing liabilities, which decreased interest expense approximately $3.6 million. For the first nine months of 1998, interest expense increased $37.5 million compared to the same period in 1997. The $1.0 billion increase in average interest-bearing liabilities accounted for $40.0 million of the increase. This increase was offset by a lower rate paid on average interest-bearing liabilities, which equates to a $2.5 million decrease.

PROVISION FOR LOSSES ON LOANS

      The provision for losses on loans for the third quarter of 1998 was $47.2 million, or .99% of average loans on an annualized basis, compared to $38.8 million, or .87% of average loans, for the same period in 1997. For the nine months ended September 30, 1998, the provision for losses on loans was $122.4 million compared to $104.4 million for the same period in 1997.

      The increase in the provision for losses on loans was attributable to growth in indirect automobile, small business, crop production, and asset-backed loans, and additional provisions to increase the level of reserves for commercial real estate loans in banks acquired in the third quarter due to a more aggressive strategy in dealing with these credits. Additionally, the provision for losses on loans related to the credit card portfolio remained high throughout the first nine months of 1998. However, subsequent to the end of the third quarter of 1998, the Corporation entered into an agreement to sell a majority of its credit card portfolio (see "Sale of the Credit Card Portfolio" below). Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs and the anticipated level of the provision for losses on loans.

NONINTEREST INCOME

      Noninterest income for the third quarter of 1998 was $122.5 million, a decrease of $6.9 million from the same period in 1997. For the nine months ended September 30, 1998, noninterest income was $360.5 million compared to $337.6 million for the same period in 1997. The major components of noninterest income are presented on the face of the statement of earnings and in Note 7 to the unaudited interim consolidated financial statements.

      The decline in noninterest income for the third quarter of 1998 compared to the same period in 1997 is due to several factors. First, in the third quarter of 1997, the Corporation sold certain branches in East Tennessee resulting in a gain of $10.8 million. Second, in the third quarter of 1997, the Corporation sold approximately $300 million of mortgage loans that resulted in the gain on the sale of residential mortgages decreasing $6.5 million for the quarter. Finally, investment securities gains decreased $1.9 million for the quarter. Offsetting these declines for the quarter were increases in the following noninterest income categories: (i) service charges on deposits and other deposit related fees increased $3.0 million for the quarter; (ii) mortgage origination fees increased $2.0 million due to higher volumes of mortgage originations; and (iii) mortgage servicing income increased $1.1 million for the quarter.

      For the nine months ended September 30, 1998, noninterest income was significantly impacted by two items. First, during the second quarter of 1998, the Corporation had a gain of $19.6 million from the securitization of FHA/VA loans. The transaction involved the securitization and sale of previously defaulted FHA and VA guaranteed loans serviced by one of the Corporation's subsidiaries. Partially offsetting this gain were investment securities losses of $15.1 million for the nine months ended September 30, 1998 compared to investment securities gains of $4.5 million for the same period in 1997. The losses in 1998 related to the write-down, in the second quarter of 1998, of certain mortgage-backed securities of one of the entities acquired. Other items impacting noninterest income for the nine months ended September 30, 1998 compared to the same period in 1997 were: (i) a $5.4 million gain was recognized by one of the entities acquired related to the sale of the stock of a company owned; (ii) mortgage origination fees increased $4.7 million between the two periods due to a higher volume of originations; (iii) service charges and other deposit transaction fees increased $4.1 million; (iv) brokerage fee income increased $4.4 million due to higher transaction volumes; (v) mortgage servicing income increased $2.1 million; and (vi) bank card income increased $1.8 million. These increases were partially offset by an $8.4 million decrease in gains on the sale of branches and other assets due primarily to the sale of East Tennessee branches during the third quarter of 1997 and a decline in gain on sale of residential mortgages of $3.5 million due to a lower volume of transactions.

NONINTEREST EXPENSE

      Noninterest expense for the third quarter of 1998 increased $107.1 million to $329.4 million compared to $222.3 million for the third quarter of 1997. For the nine months ending September 30, 1998, noninterest expense increased $149.2 million to $795.2 million. The major components of noninterest expense are detailed on the face of the statement of earnings and in Note 7 to the unaudited interim consolidated financial statements.

      The significant increase for both the three and nine months ended September 30, 1998 compared to the same periods in 1997 was due to previously disclosed merger-related expenses of $77.8 million and $94.8 million, respectively. For the same period in 1997 these expenses totaled $4.7 million and $5.4 million, respectively. These expenses included: (i) salaries, employee benefits, and other employment-related charges for employment contract payments, change in control agreements, early retirement and involuntary separation and related benefits, postretirement expenses, and termination of assumed pension plans of acquired entities; (ii) write-downs of office buildings and equipment to be sold, lease buyouts, assets determined to be obsolete or no longer of use, and equipment not compatible with the Corporation's equipment; (iii) professional fees for legal, accounting, consulting, and financial advisory services; and (iv) other expenses such as asset write-offs, charge-offs of prepaid assets, cancellation of vendor contracts, computer conversion costs, and other costs which normally arise from consolidation of operational activities. Also contributing to the increase in noninterest expense in 1998 were prepayment penalties of $5.9 million and $6.6 million, respectively, related to restructuring certain of the acquired companies borrowings and asset write-off of impaired assets of $7.5 million for both periods.

      Noninterest expenses for the three and nine months ended were impacted by purchase acquisitions and certain poolings of interests transactions which were included in the Corporation's results from the date of acquisition. These transactions increased noninterest expense approximately $11.6 million and $22.5 million, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. Salaries and employee benefits represented the largest single item of these expenses and increased salary and employee benefit expense $4.6 million and $8.8 million, respectively.

      Salaries and employee benefits expense, the largest component of noninterest expense, increased $10.4 million and $24.1 million, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The Corporation had 11,734 full-time-equivalent employees at September 30, 1998 compared to 11,603 at September 30, 1997.

      Currently, a significant amount of management time is being spent on the operational consolidation of most of the banking charters, integration of recently completed acquisitions, and ensuring Year-2000 compliance. Additionally, the Corporation is upgrading technology and standardizing products and services throughout the Corporation's twelve-state, 800 plus branch network. These activities, in management's opinion, are taking management time and energies that would otherwise be spent on other efforts. Quantifying the exact impact is not possible. While these efforts impact operations over the short-run, they are expected to enhance customer service as well as earnings in the future as integration of branch facilities and back office systems from charter consolidation and recent acquisitions are completed and standardized products are put in place. With management's emphasis on the activities discussed above, management expects its acquisition activity will slow for the near term.

SALE OF THE CREDIT CARD PORTFOLIO

      On October 15, 1998, the Corporation sold substantially all of the credit card portfolio of UPB to MBNA Bank America, N.A. (MBNA) and also entered into additional agreements to sell to MBNA a large majority of the credit card portfolios of Union Planters Bank of Kentucky (formerly Peoples) and Magna Bank, N.A., which was merged with UPB on October 9, 1998. As part of the transaction, MBNA has been appointed the exclusive issuer of Union Planters' credit cards. The portfolio being sold totaled approximately $460 million. In connection with the sale the Corporation expects to recognize a net gain from the sale of approximately $65 million to $70 million on a pretax basis (approximately $40 million to $43 million after taxes) in the fourth quarter of 1998. Certain estimated costs related to selling the credit card portfolios (e.g. employee severance, equipment write-offs, other fees, etc.) have been netted against the gain. A smaller portion of this transaction will settle in the first quarter of 1999. In the fourth quarter of 1998, management expects to charge-off approximately $10 million to $15 million of credit cards receivables that will not be purchased by MBNA.

FOURTH QUARTER EARNINGS CONSIDERATIONS

      Historically, as the Corporation acquires entities, merger-related and other significant charges have been incurred. (Reference is made to Table 1 in the 1997 Restated MD&A - Exhibit 99.1 to this Form 10-Q). Typically, these charges include the following: (i) salaries, employee benefits, and other employment-related charges for employment contract payments, change in control agreements, early retirement and involuntary separation and related benefits, postretirement expenses, and assumed pension expenses of acquired entities;
(ii) write-downs of office buildings and equipment to be sold, lease buyouts, assets determined to be obsolete or no longer of use, and equipment not compatible with the Corporation's equipment; (iii) professional fees for legal, accounting, consulting, and financial advisory services; and (iv) other expenses such as asset write-offs, charge-offs of prepaid assets, cancellation of vendor contracts, computer conversion costs, and other costs which normally arise from consolidation of operational activities. These charges totaled $48.1 million, $52.8 million, and $12.1 million in 1997, 1996, and 1995, respectively. As discussed above, these expenses were $77.8 million and $94.8 million, respectively, for the three and nine months ended September 30, 1998 compared to $4.7 million and $5.4 million, respectively, for the same periods in 1997. The level of the charges is directly related to the size of the institution being acquired. Expenses of the type described above in the range of $5 million to $6 million (both on a pretax and after tax basis) are expected in the fourth quarter of 1998 in connection with the current pending acquisitions (see Note 2 to the interim unaudited consolidated financial statements). Additionally, expenses (primarily settlement of employment agreements) of approximately $30 million (both on a pretax and after tax basis) related to entities acquired in the third quarter of 1998 are expected to be incurred in the fourth quarter of 1998 due to decisions made subsequent to September 30, 1998. The settlement amount is subject to finalization of the assumptions to be used in determining the amounts due under the agreements. To the extent that the Corporation's recognition of these charges is contingent upon consummation of a particular transaction, those charges would be recognized in the period in which such transaction closes. This range of potential charges is based on currently available information as well as preliminary estimates. This range is provided as an estimate of the significant charges which may be in the aggregate required and should be viewed accordingly.

      Subsequent to September 30, 1998, the Corporation expensed that portion of certain restricted stock grants that would otherwise have remained unrecognized at the recipients earliest possible retirement age. This will have the effect of increasing benefits expense in the fourth quarter of 1998 by approximately $8.9 million ($5.5 million on an after tax basis). Additionally, in connection with the consolidation of certain loan and deposit functions, the Corporation is implementing a plan to image all documents related to loans and deposits. During the fourth quarter of 1998, the Corporation will engage a third party to image all its current documents. The total expenses estimated to be incurred in the fourth quarter of 1998 related to this project is approximately $4.8 million ($2.9 million on an after tax basis).

      Certain acquisitions during 1998, primarily the Sho-Me Financial Corporation acquisition, the purchase of branches from California Federal Bank, and the Charter acquisition (acquired by MGR in May 1998), have significantly increased the level of goodwill and other intangibles to $361 million at September 30, 1998. Given the changing market conditions, primarily interest rates and the related volatility of the mortgage markets, the Corporation plans to perform a review of the realization of these intangibles and other related assets such as investment securities premiums during the fourth quarter of 1998. The impact of this review cannot be quantified at this time.

CHARTER CONSOLIDATION

      In the 1997 Restated MD&A (filed as Exhibit 99.1 to this Form 10-Q) is a discussion of the legal merger of the majority of the Corporation's banking subsidiaries effective January 1, 1998 ("Charter Consolidation"). In connection with the merger, the

Corporation incurred 1997 charges totaling approximately $16.7 million. For the nine months ended September 30, 1998, no additional significant charges were incurred and there were no reversals of the charges accrued in 1997. The anticipated annual cost savings from the consolidation, approximately $15 to $20 million on a pretax basis, are still expected by mid-year to year end 1999 but have not yet been fully recognized.

IMPACT OF ACQUISITIONS

      The following table presents the balance sheet impact of the 1998 acquisitions completed to date on selected balance sheet categories (Dollars in millions):



        BALANCE SHEET DATA (AT DATE OF ACQUISITION)
           Total assets...............................................                        $    13,513
           Loans, net of unearned income .............................                              7,676
           Allowance for losses on loans..............................                                117
           Total deposits.............................................                             10,850
           Shareholders' equity.......................................                              1,124



      The following table presents the estimated impact of the Corporation's 1997 and 1998 purchase acquisitions and certain poolings of interests accounted for from date of acquisition on selected income statement categories (Dollars in thousands):

        QUARTER TO DATE SEPTEMBER 30, 1998

           Net interest income........................................                        $    16,055
           Provision for losses on loans..............................                             (1,863)
           Noninterest income.........................................                              3,009
           Noninterest expense........................................                            (11,565)
                                                                                              -----------
           Pretax earnings............................................                        $     5,636
                                                                                              ===========

        NINE MONTHS ENDED SEPTEMBER 30, 1998

           Net interest income........................................                        $    31,546
           Provision for losses on loans..............................                             (2,579)
           Noninterest income.........................................                              5,727
           Noninterest expense........................................                            (22,546)
                                                                                              -----------
           Pretax earnings............................................                        $    12,148
                                                                                              ===========

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                      ---------------------------------------------------------------------------
                                                                      1998                                           1997
                                                      ---------------------------------       -----------------------------------
                                                                    INTEREST       FTE                        INTEREST       FTE
                                                      AVERAGE        INCOME/      YIELD/      AVERAGE          INCOME/      YIELD/
                                                      BALANCE        EXPENSE       RATE       BALANCE          EXPENSE       RATE
                                                      -------        -------       ----       -------          -------       ----
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    Financial institutions..................       $    27,516     $    158        2.28%     $    92,578      $  1,358       5.82%
  Federal funds sold and securities
    purchased under agreements to resell....           173,476        2,444        5.59          258,099         3,707       5.70
  Trading account assets....................           250,228        3,964        6.28          199,179         3,593       7.16
  Investment securities(1)(2)
    Taxable.................................         5,887,563       89,739        6.05        5,002,355        80,090       6.35
    Tax-exempt..............................         1,167,637       21,438        7.28          826,920        18,777       9.01
                                                   -----------     --------                  -----------      --------
        Total investment securities.........         7,055,200      111,177        6.25        5,829,275        98,867       6.73
  Loans, net of unearned income(1)(3)(4)....        19,720,035      445,873        8.97       19,178,816       435,415       9.01
                                                   -----------     --------                  -----------      --------
        TOTAL EARNING ASSETS(1)(2)(3)(4)....        27,226,455      563,616        8.21       25,557,947       542,940       8.43
                                                   -----------     --------                  -----------      --------
  Cash and due from banks...................           821,124                                   873,664
  Premises and equipment....................           524,285                                   500,071
  Allowance for losses on loans.............          (336,662)                                 (270,951)
  Other assets..............................         1,225,674                                 1,130,850
                                                   -----------                               -----------
        TOTAL ASSETS........................       $29,460,876                               $27,791,581
                                                   ===========                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts.....................       $ 2,994,046     $ 30,285        4.01%     $ 2,734,518      $ 25,701       3.73%
  Savings deposits..........................         4,380,043       22,454        2.03        4,050,757        22,970       2.25
  Certificates of deposit of
    $100,000 and over.......................         2,613,847       39,234        5.96        2,412,204        35,045       5.76
  Other time deposits.......................         8,942,697      120,961        5.37        8,525,435       118,343       5.51
  Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase...         1,524,276       19,549        5.09        1,343,394        17,100       5.05
   Short-term bank notes....................                --           --                       79,348         1,150       5.75
   Other....................................            61,658          534        3.44          188,499         2,950       6.21
  Long-term debt
    Federal Home Loan Bank advances.........           905,378       12,127        5.31        1,087,539        14,985       5.47
    Subordinated capital notes..............           478,433        7,722        6.40          199,762         3,657       7.26
    Medium-term bank notes..................           121,304        2,020        6.61          135,000         2,236       6.57
    Trust Preferred Securities..............           198,996        4,128        8.23          198,960         4,128       8.23
    Other...................................           356,836        8,276        9.20          280,277         6,544       9.26
                                                   -----------     --------                  -----------      --------
        TOTAL INTEREST-BEARING LIABILITIES          22,577,514      267,290        4.70       21,235,693       254,809       4.76
  Noninterest-bearing demand deposits.......         3,358,582           --                    3,197,788            --
                                                   -----------     --------                  -----------      --------
        TOTAL SOURCES OF FUNDS..............        25,936,096      267,290                   24,433,481       254,809
                                                                                                              --------
  Other liabilities.........................           699,847                                   824,128
  Shareholders' equity
    Preferred stock.........................            26,565                                    59,899
    Common equity...........................         2,798,368                                 2,474,073
                                                   -----------                               -----------
        Total shareholders' equity..........         2,824,933                                 2,533,972
                                                   -----------                               -----------
        TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY........................       $29,460,876                                27,791,581
                                                   ===========                               ===========
NET INTEREST INCOME(1)......................                       $296,326                                   $288,131
                                                                   ========                                   ========
INTEREST-RATE SPREAD(1).....................                                       3.51%                                     3.67%
                                                                                   ====                                      ====
NET INTEREST MARGIN(1)......................                                       4.32%                                     4.47%
                                                                                   ====                                      ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans...................................                       $  2,412                                   $    540
    Investment securities...................                          5,270                                      6,630
                                                                   --------                                   --------
        TOTAL...............................                       $  7,682                                   $  7,170
                                                                   ========                                   ========

--------------------

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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                                   1998 VERSUS 1997
                                                                        --------------------------------------
                                                                         INCREASE (DECREASE)
                                                                        DUE TO CHANGE IN:(1)
                                                                        --------------------
                                                                        AVERAGE          AVERAGE      INCREASE
                                                                        VOLUME            RATE       (DECREASE)
                                                                        ------            ----       ----------
                                                                                     (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ...........      $  (643)       $   (557)      $(1,200)
  Federal funds sold and securities purchased under agreements to
   resell........................................................       (1,194)            (69)       (1,263)
  Trading account assets ........................................          838            (467)          371
  Investment securities (FTE) ...................................       19,576          (7,266)       12,310
  Loans, net of unearned income (FTE) ...........................       12,210          (1,752)       10,458
                                                                       -------        --------       -------
          TOTAL INTEREST INCOME .................................       30,787         (10,111)       20,676
                                                                       -------        --------       -------

INTEREST EXPENSE
  Money market accounts .........................................        2,542           2,042         4,584
  Savings deposits ..............................................        1,763          (2,279)         (516)
  Certificates of deposit of $100,000 and over ..................        2,999           1,190         4,189
  Other time deposits ...........................................        5,651          (3,032)        2,619
  Short-term borrowings .........................................         (329)           (788)       (1,117)
  Long-term debt ................................................        3,424            (702)        2,722
                                                                       -------        --------       -------
          TOTAL INTEREST EXPENSE ................................       16,050          (3,569)       12,481
                                                                       -------        --------       -------
CHANGE IN NET INTEREST INCOME (FTE) .............................      $14,737        $ (6,542)      $ 8,195
                                                                       =======        ========       =======

PERCENTAGE INCREASE IN NET INTEREST INCOME OVER PRIOR PERIOD ....                                       2.84%
                                                                                                     =======

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                      1998                                     1997
                                                   -------------------------------------     ---------------------------------------
                                                                     INTEREST      FTE                        INTEREST         FTE
                                                     AVERAGE          INCOME/     YIELD/        AVERAGE        INCOME/        YIELD/
                                                     BALANCE          EXPENSE      RATE         BALANCE        EXPENSE         RATE
                                                     -------          -------      ----         -------        -------         ----
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    Financial institutions.................        $    32,639     $    1,113      4.56%     $    53,784      $    2,167       5.39%
  Federal funds sold and securities
    purchased under agreements to resell...            264,945         11,061      5.58          275,241          11,483       5.58
  Trading account assets...................            203,998          9,787      6.41          215,124          11,732       7.29
  Investment securities(1)(2)
    Taxable................................          5,425,557        254,760      6.28        4,996,901         241,134       6.45
    Tax-exempt.............................          1,008,548         56,973      7.55          803,830          55,035       9.15
                                                   -----------     ----------                -----------      ----------
        Total investment securities........          6,434,105        311,733      6.48        5,800,731         296,169       6.83
  Loans, net of unearned income(1)(3)(4)...         19,542,661      1,328,418      9.09       18,823,016       1,278,468       9.08
                                                   -----------     ----------                -----------      ----------
        TOTAL EARNING ASSETS(1)(2)(3)(4)...         26,478,348      1,662,112      8.39       25,167,896       1,600,019       8.50
                                                                   ----------                                 ----------
  Cash and due from banks..................            863,245                                   852,312
  Premises and equipment...................            513,759                                   485,856
  Allowance for losses on loans............           (323,335)                                 (268,411)
  Other assets.............................          1,191,983                                 1,002,989
                                                   -----------                               -----------
        TOTAL ASSETS.......................        $28,724,000                               $27,240,642
                                                   ===========                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts....................        $ 2,954,925     $   87,100      3.94%     $ 2,682,541      $   73,266       3.65%
  Savings deposits.........................          4,216,036         65,841      2.09        4,079,980          68,808       2.25
  Certificates of deposit of
     $100,000 and over.....................          2,582,288        112,494      5.82        2,288,809          98,142       5.73
  Other time deposits......................          8,698,369        355,210      5.46        8,437,101         346,660       5.49
  Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase..          1,418,978         53,097      5.00        1,243,994          46,252       4.97
   Short-term bank notes...................                 --             --        --          156,282           6,798       5.82
   Other...................................             60,077          3,303      7.35          244,073          11,094       6.08
  Long-term debt
    Federal Home Loan Bank advances........          1,030,702         40,570      5.26        1,097,128          44,988       5.48
    Subordinated capital notes.............            398,862         20,337      6.82          200,269          10,982       7.33
    Medium-term bank notes.................            130,385          6,491      6.66          135,000           6,708       6.64
    Trust Preferred Securities.............            198,987         12,383      8.32          198,951          12,383       8.32
    Other..................................            337,321         23,793      9.43          248,938          17,077       9.17
                                                   -----------     ----------                -----------      ----------
        TOTAL INTEREST-BEARING LIABILITIES          22,026,930        780,619      4.74       21,013,066         743,158       4.73
  Noninterest-bearing demand deposits......          3,289,654             --                  3,107,502              --
                                                   -----------     ----------                -----------      ----------
        TOTAL SOURCES OF FUNDS.............         25,316,584        780,619                 24,120,568         743,158
                                                                                                              ----------
  Other liabilities........................            672,699                                   723,799
  Shareholders' equity
    Preferred stock........................             34,380                                    69,370
    Common equity..........................          2,700,337                                 2,326,905
                                                   -----------                               -----------
        Total shareholders' equity.........          2,734,717                                 2,396,275
                                                   -----------                               -----------
        TOTAL LIABILITIES AND SHAREHOLDERS'
             EQUITY........................        $28,724,000                                27,240,642
                                                   ===========                               ===========
NET INTEREST INCOME(1)....................                         $  881,493                                 $  856,861
                                                                   ==========                                 ==========
INTEREST-RATE SPREAD(1)...................                                         3.65%                                       3.77%
                                                                                   ====                                        ====
NET INTEREST MARGIN(1)....................                                         4.45%                                       4.55%
                                                                                   ====                                        ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans................................                          $    8,487                                 $    1,651
    Investment securities................                              14,500                                     19,480
                                                                   ----------                                 ----------
        TOTAL..........................                            $   22,987                                 $   21,131
                                                                   ==========                                 ==========

--------------------

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

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                1998 VERSUS 1997
                                                                           ------------------------------------------------------
                                                                                 INCREASE (DECREASE)
                                                                                DUE TO CHANGE IN:(1)
                                                                           ---------------------------------
                                                                              AVERAGE              AVERAGE             INCREASE
                                                                              VOLUME                RATE              (DECREASE)
                                                                           ------------         ------------         ------------
                                                                                          (DOLLARS IN THOUSANDS)

INTEREST INCOME
  Interest-bearing deposits at financial institutions.........             $      (758)         $      (296)         $    (1,054)
  Federal funds sold and securities purchased under agreements to                 (429)                   7                 (422)
   resell.....................................................
  Trading account assets......................................                    (585)              (1,360)              (1,945)
  Investment securities (FTE).................................                  31,213              (15,649)              15,564
  Loans, net of unearned income (FTE).........................                  48,917                1,033               49,950
                                                                           -----------          -----------          -----------
          TOTAL INTEREST INCOME...............................                  78,358              (16,265)              62,093
                                                                           -----------          -----------          -----------

INTEREST EXPENSE
  Money market accounts.......................................                   7,771                6,063               13,834
  Savings deposits............................................                   2,242               (5,209)              (2,967)
  Certificates of deposit of $100,000 and over................                  12,763                1,589               14,352
  Other time deposits.........................................                  10,680               (2,130)               8,550
  Short-term borrowings.......................................                  (6,329)              (1,415)              (7,744)
  Long-term debt..............................................                  12,853               (1,417)              11,436
                                                                           -----------          -----------          -----------
          TOTAL INTEREST EXPENSE..............................                  39,980               (2,519)              37,461
                                                                           -----------          -----------          -----------
CHANGE IN NET INTEREST INCOME (FTE)...........................             $    38,378          $   (13,746)         $    24,632
                                                                           ===========          ===========          ===========

PERCENTAGE INCREASE IN NET INTEREST INCOME OVER PRIOR PERIOD..                                                              2.87%
                                                                                                                     ===========

--------------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.



                              FINANCIAL CONDITION

      The Corporation's total assets were $30.5 billion at September 30, 1998 compared to $27.9 billion at September 30, 1997, and $28.0 billion at December 31, 1997. Average assets for the three and nine months ended September 30, 1998 were $29.5 billion and $28.7 billion, respectively, compared to $27.8 billion and $27.2 million, respectively, for both periods in 1997. The table above provides the impact of the acquisitions on the Corporation's balance sheet.

INVESTMENT SECURITIES

      The Corporation's investment securities portfolio of $7.9 billion at September 30, 1998 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $5.8 billion at December 31, 1997. At September 30, 1998, and December 31, 1997, these securities had net unrealized gains of $133.9 million and $79.6 million, respectively. Reference is made to Note 5 to the interim unaudited consolidated financial statements which provides the composition of the investment portfolio at September 30, 1998 and December 31, 1997. Transactions in this portfolio have the primary purpose of managing liquidity and interest-rate risk and to take advantage of market conditions that create economically attractive investment returns.

      U. S. Treasury and U. S. Government agency obligations represented approximately 71.4% of the investment securities portfolio at September 30, 1998. The Corporation has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted.

      The REMIC and CMO issues in the investment securities portfolio are 77%
U. S. Government agencies issues; the remaining 23% are readily marketable, collateralized mortgage obligations backed by agency-pooled collateral or whole-loan collateral. The limited credit risk in the investment securities portfolio consisted of 16.6% municipal obligations and 2.6% stocks and corporate debentures (75% of which is Federal Home Loan Bank and Federal Reserve Bank stock), and 8.9% investment grade collateralized mortgage obligations.

      At September 30, 1998, the Corporation held approximately $63.5 million of structured notes, which constituted approximately .8% of the investment securities portfolio. Structured notes have uncertain cash flows, which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are government-agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds, floating-rate notes, and index-amortizing notes. These securities have maturities less than seven years and are carried in the Corporation's available for sale securities portfolio at fair value. At September 30, 1998, these securities had unrealized gains of approximately $84,000. The market risk associated with the structured notes is not considered material to the Corporation's financial position, results of operations, or liquidity, and involves limited credit risk.

LOANS

      At September 30, 1998, loans, net of unearned income, were $19.7 billion compared to $18.9 billion and $19.1 billion at September 30, 1997 and December 31, 1997, respectively. Average loans for the third quarter of 1998 were $19.7 billion, a 3% increase (6.8% excluding FHA/VA government-insured/guaranteed loans) over $19.2 billion for the third quarter of 1997. For the nine months ended September 30, 1998, average loans were $19.5 billion compared to $18.8 billion for the same period in 1997. Note 3 to the interim unaudited consolidated financial statements included in Part I. Item 1 of this report presents the composition of the loan portfolio.

      Single-family residential loans increased $354 million between September 30, 1998 and 1997 due primarily to acquisitions. The growth has been partially offset by declines due to the refinancing activity in the current low interest rate environment. The level of credit card loans has declined $85 million and $78 million, respectively, since both September 30, 1997 and year-end 1997 (See "Sale of Credit Card Portfolio" above). Other consumer loans increased $115 million since September 30, 1997 due primarily to acquisitions. Commercial (including foreign loans, factoring receivables, and direct lease financing), financial, and agricultural loans have also demonstrated growth, increasing $418 million since September 30, 1997. The amount of loans outstanding was impacted by the sale of $381 million of FHA/VA loans that were securitized (see the "Noninterest Income" discussion) in the second quarter of 1998 and by the sale of $104 million of adjustable-rate mortgage loans in the first quarter of 1998.

      Management believes that the loan portfolio is adequately diversified which minimizes the risks in the portfolio. The largest concentration of loans is single-family residential loans. Loans are spread primarily over the twelve-state area the Corporation's banking subsidiaries serve. The Corporation does not have any loans to hedge funds. The Corporation has a limited amount of foreign exposure, less than 1% of the loan portfolio. The Corporation's foreign loans are primarily U.S. dollar trade finance loans to correspondent banks in Central and South America. The Corporation has no significant loans to foreign governments.

ALLOWANCE FOR LOSSES ON LOANS

      The Corporation maintains the allowance for losses on loans at a level that is believed adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for losses on loans. The review includes analyses of certain problem loans, historical loan loss experience, the levels of classified and nonperforming loans, reviews and evaluations of specific loans, changes in the nature and volume of loans, the results of regulatory examinations and current economic conditions, and the related impact on specific borrowers and industry groups. This review is presented to, and approved by, senior management and a committee of the Board of Directors.

      The following table provides a reconciliation of the allowance for losses on loans (the allowance) and certain key ratios for the nine-month periods ended September 30, 1998 and 1997 and for the year ended December 31, 1997.

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,                    YEAR ENDED
                                                                           --------------------------------          DECEMBER 31,
                                                                              1998                 1997                 1997
                                                                           -----------          -----------          -----------
                                                                                          (DOLLARS IN THOUSANDS)

BALANCE AT THE BEGINNING OF PERIOD............................             $   310,385          $   257,638          $   257,638
LOANS CHARGED OFF
  Commercial, financial, and agricultural.....................                  32,273               32,062               40,436
  Foreign.....................................................                      --                   --                   --
  Real estate - construction..................................                   2,934                  148                  240
  Real estate - mortgage......................................                  18,644                6,310                9,764
  Credit cards and related plans..............................                  40,580               40,865               34,904
  Consumer....................................................                  29,075               23,046               52,125
  Direct lease financing......................................                      24                   18                   30
                                                                           -----------          -----------          -----------
          Total charge-offs...................................                 123,530              102,449              137,499
                                                                           -----------          -----------          -----------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural.....................                   6,776                6,767                7,896
  Foreign.....................................................                      20                   --                   10
  Real estate - construction..................................                     260                  378                  518
  Real estate - mortgage......................................                   2,806                2,538                3,301
  Credit cards and related plans..............................                   3,361                2,517                4,647
  Consumer....................................................                   6,400                6,082                6,862
  Direct lease financing......................................                       5                   27                   27
                                                                           -----------          -----------          -----------
          Total recoveries....................................                  19,628               18,309               23,261
                                                                           -----------          -----------          -----------

Net charge-offs...............................................                (103,902)             (84,140)            (114,238)
Provision charged to expense..................................                 122,436              104,440              150,606
Increase due to acquisitions..................................                  23,724               13,146               16,379
                                                                           -----------          -----------          -----------
          BALANCE AT END OF PERIOD............................             $   352,643          $   291,084          $   310,385
                                                                           ===========          ===========          ===========

Total loans, net of unearned income, at end of period.........             $19,653,468          $18,936,526          $19,126,708
Less: FHA/VA government insured/guaranteed loans..............                 762,998            1,385,442            1,331,993
                                                                           -----------          -----------          -----------

          LOANS USED TO CALCULATE RATIOS......................             $18,890,470          $17,551,084          $17,794,715
                                                                           ===========          ===========          ===========

Average total loans, net of unearned income, during period....             $19,542,661          $18,823,016          $18,897,828
Less: Average FHA/VA government-insured/guaranteed loans......               1,025,467            1,531,908            1,500,120
                                                                           -----------          -----------          -----------

          AVERAGE LOANS USED TO CALCULATE RATIOS..............             $18,517,194          $17,291,108          $17,397,708
                                                                           ===========          ===========          ===========

RATIOS (1):
  Allowance at end of period to loans, net of unearned income.                    1.87%                1.66%                1.74%
  Charge-offs to average loans, net of unearned income (2)....                     .89                  .79                  .79
  Recoveries to average loans, net of unearned income (2).....                     .14                  .14                  .13
  Net charge-offs to average loans, net of unearned income (2)                     .75                  .65                  .66
  Provision to average loans, net of unearned income (2)......                     .88                  .81                  .87

--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2)  Amounts annualized for September 30, 1998 and 1997.

      The allowance at September 30, 1998 was $352.6 million compared to $310.4 million at December 31, 1997 and $291.1 million at September 30, 1997. Net charge-offs for the third quarter of 1998 were $31.3 million compared to $24.1 million for the third quarter of 1997. For the nine months ended September 30, 1998, net charge-offs were $103.9 million compared to $84.1 million for the same period in 1997. Approximately $25 million of the increase in year to date charge-offs resulted from conforming the banks acquired in the third quarter of 1998 to the Corporation's charge-off policies. The remainder of the increase resulted from higher losses in the retail and factoring portions of the portfolio and losses related to one low-to-moderate income housing project loan.

      Management expects to complete a review of the portfolios of the banks acquired in the fourth quarter of 1998. It is expected that this review, along with a possible loss related to one large asset-backed credit will result in a higher than normal provision in the fourth quarter. Additionally, delinquent credit card loans not purchased in the sale of the Corporation's credit card portfolio will be charged off resulting in additional charge-offs of approximately $10 million to $15 million. Adjusting for the effects of conforming the charge-off policies and losses on credit cards, management estimates that normalized charge-offs for the nine months ended September 30, 1998 were approximately $50 million, or .36% of average loans on an annualized basis.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                                    SEPTEMBER 30,
                                                                           --------------------------------          DECEMBER 31,
                                                                              1998                 1997                 1997
                                                                           -----------          -----------          -----------
                                                                                          (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
  Domestic....................................................             $   141,933          $   130,538          $   132,672
  Foreign.....................................................                   1,276                   96                   96
RESTRUCTURED LOANS............................................                   6,414               15,520               15,250
                                                                           -----------          -----------          -----------
          TOTAL NONPERFORMING LOANS...........................                 149,623              146,154              148,018
                                                                           -----------          -----------          -----------

FORECLOSED PROPERTY
  Other real estate owned, net................................                  22,787               26,910               26,106
  Other foreclosed property...................................                   4,412                4,708                5,062
                                                                           -----------          -----------          -----------
          TOTAL FORECLOSED PROPERTIES.........................                  27,199               31,618               31,168
                                                                           -----------          -----------          -----------

          TOTAL NONPERFORMING ASSETS..........................             $   176,822          $   177,772          $   179,186
                                                                           ===========          ===========          ===========

LOANS 90 DAYS OR MORE PAST DUE AND NOT ON NONACCRUAL STATUS
  Domestic....................................................             $    54,588          $    43,447          $    47,467
  Foreign.....................................................                      --                   --                   --
                                                                           -----------          -----------          -----------
          TOTAL LOANS 90 DAYS OR MORE PAST DUE................             $    54,588          $    43,447          $    47,467
                                                                           ===========          ===========          ===========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans 90 days or more past due and not on nonaccrual status.             $   348,954          $   513,951          $   517,124
  Nonaccrual..................................................                   9,309                   --               14,923

RATIOS(1):
  Nonperforming loans as a percentage of loans................                      .79%                .83%                 .83%
  Nonperforming assets as a percentage of loans plus foreclosed                     .93                1.01                 1.01
   properties.................................................
  Allowance for losses on loans as a percentage of nonperforming loans              236                 199                  210
  Loans 90 days or more past due and not on nonaccrual status
    as a percentage of loans..................................                      .29                 .25                  .27

--------------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

     The breakdown of nonaccrual loans and loans 90 days or more past due and not on nonaccrual status, both excluding FHA/VA loans, is as follows:

                                                                                                            LOANS 90 DAYS
                                                                   NONACCRUAL LOANS (1)                  OR MORE PAST DUE (1)
                                                             --------------------------------      -------------------------------
                                                             SEPTEMBER 30,        DECEMBER 31,     SEPTEMBER 30,       DECEMBER 31,
                      LOAN TYPE                                   1998                 1997             1998              1997
-------------------------------------------------------      -----------          -----------      -----------         -----------
                                                                                     (DOLLARS IN THOUSANDS)

Secured by single family residential...................      $    65,264          $    63,707      $    12,867         $    13,551
Secured by nonfarm nonresidential......................           20,369               15,260            7,116               4,151
Other real estate......................................           17,690               19,676            5,075               4,395
Commercial, financial, and agricultural,
  including foreign loans and direct lease financing...           30,809               25,524           15,822               4,125
Credit cards and related plans.........................              281                   --            8,215              15,343
Other consumer.........................................            8,796                8,601            5,493               5,902
                                                             -----------          -----------      -----------         -----------
          TOTAL........................................      $   143,209          $   132,768      $    54,588         $    47,467
                                                             ===========          ===========      ===========         ===========

--------------------

(1) See the preceding table for the amount of FHA/VA government-insured/guaranteed loans on nonaccrual status and 90 days or more past due and not on nonaccrual status.

      LOANS OTHER THAN FHA/VA LOANS. As a percentage of loans and foreclosed properties, nonperforming assets were .93% at September 30, 1998 compared to 1.01% at September 30, 1997 and .93% at June 30, 1998. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 236% at September 30, 1998, which compares to 199% at September 30, 1997 and 226% at June 30, 1998.

      Restructured loans decreased $8.8 million from December 31, 1997 to $6.4 million at September 30, 1998. The decline relates primarily to two loans which were removed from restructured status since they have been and are currently paying in accordance with contractual terms of the restructuring and had effective interest rates, at the time of modification, equal to or greater than new loans with comparable risk. Nonaccrual loans increased $10.4 million and $8.6 million from December 31, 1997 and June 30, 1998, respectively. Foreclosed properties decreased $4.0 million from December 31, 1997 and were level with the balances outstanding at June 30, 1998.

      Loans 90 days or more past due and still accruing interest totaled $54.6 million, or .29% of loans, at September 30, 1998. This compares to loans 90 days past due of $47.5 million, or .27%, of loans at December 31, 1997. The table above details the composition of these loans.

      FHA/VA LOANS. FHA/VA government-insured/guaranteed loans (FHA/VA loans) do not, in management's opinion, have traditional credit risk and risk of principal loss is considered minimal. FHA/VA loans 90 days or more past due and still accruing interest totaled $349 million at September 30, 1998 which compares to $517 million at December 31, 1997. The decrease in past due loans relates primarily to a decline in the overall size of the FHA/VA portfolio and to FHA loans being moved to foreclosure sooner due to changed FHA requirements. The rate of foreclosure and loan payoffs continues to exceed the acquisition and buyout of delinquent loans from GNMA servicing pools. At September 30, 1998 and December 31, 1997, $9.3 million and $14.9 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

POTENTIAL PROBLEM ASSETS

      Potential problem assets consist of assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets have been loans, which have become nonperforming. At September 30, 1998, the Corporation had potential problem assets (all of which were loans) of $57.3 million.

DEPOSITS

      The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation.

                                                                                     AVERAGE DEPOSITS
                                                  -------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                  ---------------------------------------------              SEPTEMBER 30,
                                                          SEPTEMBER 30,               JUNE 30,       ----------------------------
                                                      1998             1997             1998             1998             1997
                                                  -----------      -----------      -----------      -----------      -----------
                                                                                  (DOLLARS IN THOUSANDS)
Demand deposits ............................      $ 3,358,582      $ 3,197,788      $ 3,347,222      $ 3,289,654      $ 3,107,502
Money market acounts(1) ....................        2,994,046        2,734,518        2,929,718        2,954,925        2,682,541
Savings deposits(2) ........................        4,380,043        4,050,757        4,193,679        4,216,036        4,079,980
Other time deposits(3) .....................        8,942,697        8,525,435        8,578,214        8,698,369        8,437,101
                                                  -----------      -----------      -----------      -----------      -----------
          Total core deposits ..............       19,675,368       18,508,498       19,048,833       19,158,984       18,307,124
Certificates of deposit of $100,000 and over        2,613,847        2,412,204        2,576,684        2,582,288        2,288,809
                                                  -----------      -----------      -----------      -----------      -----------
          Total average deposits ...........      $22,289,215      $20,920,702      $21,625,517      $21,741,272      $20,595,933
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

      Average deposits for the third quarter of 1998 were $22.3 billion, which represents increases of $1.4 billion and $664 million, respectively, from the average deposits for the third quarter of 1997 and the second quarter of 1998. Small acquisitions in late 1997 and early 1998 increased total deposits approximately $3.3 billion. Also, during 1997 and the first and second quarters of 1998, the Corporation sold certain branch locations including related deposits which totaled approximately $255 million.

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

      Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At September 30, 1998, the parent company had cash and cash equivalents totaling $194.2 million and net working capital of $230.7 million. At October 1, 1998, the Corporation's banking subsidiaries could have paid dividends totaling $119 million without prior regulatory approval. The actual amount of dividends planned to be paid in the fourth quarter of 1998 will be limited by management to approximately $74 million due to capital and liquidity requirements of individual financial institutions. The payment of additional dividends by the Corporation's subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends, servicing of its debt, and cash needed for acquisitions.

SHAREHOLDERS' EQUITY
      The Corporation's total shareholders' equity increased by $263.8 million from December 31, 1997 to $2.9 billion at September 30, 1998. The increase was due to common stock issued in connection with benefit plans and acquisitions of $275.8 million, the net increase in the unrealized gain on available for sale securities of $31.3 million, and retained net earnings of $9.4 million. These increases were partially offset by the repurchase of $52.7 million of common stock in connection with acquisitions.

CAPITAL ADEQUACY

      The following table presents capital adequacy information for the
Corporation:

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               --------------------------             DECEMBER 31,
                                                                                1998                 1997                 1997
                                                                               -----                -----                -----
CAPITAL ADEQUACY DATA
  Total shareholders' equity/total assets (at period end)..........            9.61%                9.60%                9.53%
  Average shareholders' equity/average total assets................            9.52                 8.80                 9.36
  Tier 1 capital/unweighted average assets (leverage ratio)(1).....            9.29                 9.67                 9.62

--------------------

(1) Based on period-end capital and quarterly adjusted average assets.

      The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                           --------------------------------          DECEMBER 31,
>>>                                                                            1998                 1997                1997
                                                                           -----------          -----------          -----------
                                                                                          (DOLLARS IN THOUSANDS)

TIER 1 CAPITAL
  Shareholders' equity.............................................        $ 2,932,567          $ 2,680,841          $ 2,668,721
  Trust Preferred Securities and minority interest in consolidated             208,765              213,396              214,360
  subsidiaries.....................................................
  Less:  Goodwill and other intangibles............................           (355,525)            (186,902)            (180,635)
         Disallowed deferred tax asset.............................             (1,235)              (1,596)              (1,651)
         Unrealized gain on available for sale securities..........            (82,405)             (37,070)             (49,330)
         Other deductions..........................................                 --                 (114)                  --
                                                                           -----------          -----------          -----------
                 TOTAL TIER 1 CAPITAL..............................          2,702,167            2,668,555            2,651,465
TIER 2 CAPITAL
  Allowance for losses on loans ...................................            251,567              238,156              233,429
  Qualifying long-term debt........................................            476,079              174,204              174,232
  Nonqualifying securities.........................................                 --                   --                  (71)
                                                                           -----------          -----------          -----------
                 TOTAL CAPITAL BEFORE DEDUCTIONS...................          3,429,813            3,080,915            3,059,055
  Less: investment in unconsolidated subsidiaries..................            (10,866)              (2,078)             (10,628)
                                                                           ------------         -----------          -----------
                 TOTAL CAPITAL.....................................        $ 3,418,947            3,078,837            3,048,427
                                                                            ==========          ===========          ===========

RISK-WEIGHTED ASSETS...............................................        $20,024,313          $18,999,577          $18,601,136
                                                                           ===========          ===========          ===========

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital...................................................              13.49%               14.05%               14.25%
  Total capital....................................................              17.07                16.20                16.39

      At September 30, 1998, total shareholders' equity was 9.61% of total assets and the leverage ratio was 9.29% compared to 9.53% and 9.62%, respectively, at December 31, 1997. The decrease in the Tier I capital ratio and leverage ratio is attributable primarily to the increase in goodwill and other intangibles by $173.1 million (deducted from Tier 1 capital) since December 31, 1997 in connection with acquisitions. This decrease was partially offset by the growth in total shareholders' equity. The increase in the total capital to risk-weighted assets ratio is primarily attributable to the issuance, by UPB, of $300 million of 6.5% Putable/Callable Subordinated Notes, due March 15, 2018, putable or callable on March 15, 2008, which qualify as Tier II capital for regulatory purposes. Reference is made to Note 9 to the interim unaudited consolidated financial statements included in Part I. Item 1 of this report for additional information regarding these subordinated notes.

YEAR-2000 RISK FACTORS

      The Corporation's 1997 Restated MD&A discusses under the heading "Year 2000 Risk Factors" potential problems which could affect the Corporation's data processing systems with the advent of the "Year 2000," the steps taken and to be taken by the Corporation to address these potential problems, and the estimated cost of achieving Year-2000 compliance. The Corporation is currently on schedule to be fully compliant and tested by December 31, 1998, as stated in its 1997 Annual Report. The Corporation continues to estimate that it will incur expenses approximating $750,000 to achieve Year-2000 compliance with respect to its own systems. The $750,000 does not include the cost of computer equipment scheduled to be replaced in the normal course of business, which is estimated to be $3.8 million and constitutes a reallocation within the capital budget. The Corporation's practice is to convert the data processing systems of acquired entities to the Corporation's data processing systems, which are expected to be Year-2000 compliant. Therefore, the aggregate cost related to pending acquisitions becoming Year-2000 compliant is not considered significant beyond normal conversion costs (see the discussion of merger-related charges under the heading "Earnings Considerations Related to Pending Acquisitions").

      The Corporation is developing contingency plans in three broad categories. The first set of contingency plans, which has been completed, is for all critical applications that are not currently Year-2000 compliant and tested, even though it is expected that these applications will be compliant on schedule. The second set of contingency plans will address any Year-2000 related failures of critical applications after they have been fully tested and put into production. Although there is a low probability that a fully compliant and tested application will have a Year-2000 related failure, it is deemed prudent to have a contingency plan in place. The third and final set of contingency plans will address other disruptions, some of which are beyond the control of the Corporation. Some examples would be disruption of utilities such as power, water, or telecommunications. Also included in this category would be any major hardware failures that would require processing to be moved to a disaster recovery backup site. The Corporation's Business Resumption Plan does cover most of the potential disruptions in this category, and the appropriate sections from that plan will be incorporated into the Year-2000 contingency plan. The Corporation will complete all contingency plans by December 31, 1998.

      The Year-2000 compliance of future potential acquisitions is a potential risk factor of the Corporation's acquisition program. As part of its due diligence process, the systems and application software of the target acquisitions are reviewed to determine if they are Year-2000 compliant or, upon conversion to the Corporation's systems, will be Year-2000 compliant prior to year end 1998. Regulatory authorities have indicated they will not approve applications for permission to effect acquisitions unless the applicant has provided assurance satisfactory to them that they will be Year-2000 compliant and that the status of an applicant's Year-2000 compliance could impact the availability of expedited processing of applications.

      As discussed in the 1997 Restated Financial Statements, the Corporation has risk arising from the advent of Year-2000 related to its lending activities and could be adversely affected should significant customers of the Corporation fail to address the issues appropriately. The Corporation is continuing to monitor the Year-2000 compliance efforts of its major borrowing customers. Major customers are rated as to their efforts toward Year-2000 compliance. If resources employed or progress toward compliance is deemed insufficient, the Corporation works with and assists the customers to achieve a satisfactory level of compliance. The potential impact of major customers not taking appropriate actions cannot be quantified at this time.

      The Corporation also faces risks from the Year-2000 related to other financial institutions that provide short-term funding sources to its banking subsidiaries. If these entities are not Year-2000 compliant, their ability to provide short-term funding to the Corporation will be impacted and could have an adverse impact on the Corporation. The Corporation is reviewing these entities' efforts to become Year-2000 compliant in an effort to minimize any risk.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 provides a consistent standard for the recognition and measurement of derivatives and hedging activities. The new Standard resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivative transactions and hedged items are reported.

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

      In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB No. 65. FASB No. 65, "Accounting for Certain Mortgage Banking Activities," establishes accounting and reporting standards for certain activities of mortgage banking enterprises. Statement No. 65, as amended by FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This Statement further amends FASB No. 65 to require that after securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold the investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The implementation of this new standard is not expected to have a material impact on the Corporation's operations.

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

      At September 30, 1998, the GAP analysis indicated that the Corporation was asset sensitive with $833 million more assets than liabilities repricing within one year. At 3% of total assets, this position was within management's policy limit of 10% of total assets.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1998

                                                                     INTEREST-SENSITIVE WITHIN (1) (7)
                                            ----------------------------------------------------------------------------------------
                                                                                                                     NON-
                                             0-90     91-160    181-365      1-3      3-5      5-15       OVER     INTEREST-
                                             DAYS      DAYS       DAYS      YEARS    YEARS    YEARS     15 YEARS   BEARING    TOTAL
                                            ------   -------    -------    ------   ------   -------    --------   --------- -------
                                                                           (DOLLARS IN MILLIONS)

ASSETS
  Loans and leases (2) (3) (4) ......       $7,587   $ 1,994    $ 2,979    $4,544   $1,731   $   510    $    12    $   330   $19,687
  Investment securities (5) (6) .....        1,473       728        820     2,323    1,078     1,023        423         --     7,868
  Other earning assets ..............          613        14          5         1       --        --         --         --       633
  Other assets ......................           --        --         --        --       --        --         --      2,337     2,337
                                            ------   -------    -------    ------   ------   -------    -------    -------   -------
          Total Assets ..............       $9,673   $ 2,736    $ 3,804    $6,868   $2,809   $ 1,533    $   435    $ 2,667   $30,525
                                            ======   =======    =======    ======   ======   =======    =======    =======   =======

SOURCES OF FUNDS
  Money market deposits (7) (8) .....       $  973   $    --    $   973    $1,297   $   --   $    --    $    --    $    --   $ 3,243
  Other savings and time deposits ...        3,868     2,232      2,462     3,416      302     1,810          4         --    14,094
  Certificates of deposit of
    $100,000 and over ...............          928       549        620       513       48         3         --         --     2,661
  Short-term borrowings .............        1,809         6         10         4       --        --         --         --     1,829
  Short- and medium-term bank notes             --        --         --        45       60        --         --         --       105
  Federal Home Loan Bank advances ...          582         1          1         2        1         2         --         --       589
  Other long-term debt ..............          366        --         --        82      100       501         --      1,049
  Noninterest-bearing deposits ......           --        --         --        --       --        --         --      3,290     3,290
  Other liabilities .................           --        --         --        --       --        --         --        732       732
  Shareholders' equity ..............           --        --         --        --       --        --         --      2,933     2,933
                                            ------   -------    -------    ------   ------   -------    -------    -------   -------
          Total sources of funds ....       $8,526   $ 2,788    $ 4,066    $5,277   $  493   $ 1,915    $   505    $ 6,955   $30,525
                                            ======   =======    =======    ======   ======   =======    =======    =======   =======

Interest-rate sensitivity gap .......       $1,147   $   (52)   $  (262)   $1,591   $2,316   $  (382)   $   (70)   $(4,288)       --

Cumulative interest-rate
  sensitivity gap (8) ...............        1,147     1,095        833     2,424    4,740     4,358      4,288         --        --

Cumulative gap as a percentage
  of total assets (8) ...............            4%        4%         3%       16%      16%       14%        14%        --        --


------------------------------

Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2) Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal-prepayment patterns of comparable mortgage-backed securities.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money market, NOW, and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (4%) (4%) and (4%) for the 0-90 Days, 91-180 Days, and 181-365 Days categories and positive 1%, 3%, 4%, and 4%, respectively, for the 1-3 Years, 3-5 Years, 5-15 Years, and over 15 Years categories at September 30, 1998.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      During the period covered by this report, there have been no new material legal proceedings or material developments in pending material litigation to which the Corporation or any of its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to their business. Information concerning legal proceedings is contained in Item 3, Part I of the Corporation's 1997 Form 10-K, Note 19 to the Corporation's consolidated financial statements on page 71 of the 1997 Annual Report, and
Note 11 to the Corporation's unaudited interim consolidated financial statements included herein under Item 1 of Part I.

ITEM 2 -- CHANGES IN SECURITIES

      None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 -- OTHER INFORMATION

      None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:
         11     Computation of Earnings per Common Share (incorporated by
                reference to Note 12 to the Corporation's unaudited interim consolidated financial statements included herein)
         23     Consent of PricewaterhouseCoopers LLP
         27.1   Financial Data Schedule - September 30, 1998 Form 10-Q (for SEC
                use only)
         27.2   Financial Data Schedule -- Restated 1997 Financial Statements
                (Exhibit 99.1) (for SEC use only) 23 Consent of
                PricewaterhouseCoopers LLP
         99.1   Union Planters Corporation 1997 audited financial statements,
                Management's Discussion and Analysis of Results of Operations and Financial Condition, and Selected Financial Data restated for acquisitions completed in the third quarter of 1998 and accounted for as a poolings of interests (See Note 2 to the unaudited interim consolidated financial statements for a description of the acquisitions completed in the third quarter of 1998)

      b) Reports on Form 8-K:

      Date of Current Report                             Subject
      ----------------------                             -------

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

      3.   July 16, 1998                      Press release announcing second quarter of 1998 net earnings, reported under Item 5

      4.   September 1, 1998                  Announcement of agreement to acquire Ready State Bank reported under Item 5.

      5.   September 8, 1998                  Announcement of agreement to acquire 51 branches of First Chicago NBO
                                              Corporation in Indiana with approximately $1.8 billion in deposits, reported under Item 5.

      6.   October 15, 1998                   Press release announcing third quarter of 1998 net earnings, reported under
                                              Item 5.

      7.   October 16, 1998                   Announcement of the sale of the credit card portfolio,reported under Item 5.

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




                                      UNION PLANTERS CORPORATION
                                      -------------------------------
                                             (Registrant)



Date:     November 10, 1988
     --------------------------


                                      By:   /s/ Benjamin W. Rawlins, Jr.
                                         ---------------------------------------
                                            Benjamin W. Rawlins, Jr.
                                            Chairman and Chief Executive Officer



                                      By:   /s/ John W. Parker
                                         ---------------------------------------
                                            John W. Parker
                                            Executive Vice President and
                                            Chief Financial Officer



                                      By:   /s/ M. Kirk Walters
                                         ---------------------------------------
                                            M. Kirk Walters
                                            Senior Vice President,Treasurer,
                                            and Chief Accounting Officer