Form 10-K405
period 1998-12-31
UNION PLANTERS CORP
filed 1999-03-23
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                  For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________

                          Commission File No. 1-10160


                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

             Tennessee                                  62-0859007
       ----------------------            -----------------------------------
      (State of incorporation)            (IRS Employer Identification No.)

                      Union Planters Administrative Center
                          7130 Goodlett Farms Parkway
                            Memphis, Tennessee 38018

       Registrant's telephone number, including area code: (901) 580-6000
                                                           --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Common Stock having a par                    New York Stock Exchange
         value of $5 per share and
         associated Preferred Share
         Purchase Rights

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1999 was approximately $6,303,331,000.

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                      REGISTRANT'S CLASSES OF COMMON STOCK

               CLASS                        OUTSTANDING AT FEBRUARY 28, 1999

         Common Stock having a par                     142,515,058
         value of $5 per share

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                                                 Part of Form 10-K
              Documents Incorporated                                             -----------------
              ----------------------                                          into which incorporated
    1.   Certain parts of the Annual Report to Shareholders                   -----------------------
         for the year ended December 31, 1998                           Parts I and II, Items 1, 2, 5, 6, 7, and 8

    2.   Certain parts of the Definitive Proxy Statement for                          Part III
         the Annual Shareholders Meeting to be held April 15, 1999


                        FORM 10-K CROSS-REFERENCE INDEX


                                                                                                                           Page
PART I                                                                                                                     ----

   Item 1.      Business.....................................................................................................4

   Item 1a.     Executive Officers of the Registrant........................................................................12

   Item 2.      Properties..................................................................................................13

   Item 3.      Legal Proceedings...........................................................................................13

   Item 4.      Submission of Matters to a Vote of Security Holders..........................................................*


PART II

   Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters....................................14

   Item 6.      Selected Financial Data.....................................................................................14

   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......................14

   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................................14

   Item 8.      Financial Statements and Supplementary Data.................................................................14

   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................*


PART III

   Item 10.     Directors and Executive Officers of the Registrant..........................................................15

   Item 11.     Executive Compensation......................................................................................15

   Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................................15

   Item 13.     Certain Relationships and Related Transactions..............................................................15


PART IV

   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................15

   Signatures   ............................................................................................................17


* Not Applicable

                                  RISK FACTORS

A cautionary note about forward-looking statements. Union Planters Corporation from time to time makes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance and economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate." Union Planters may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Annual Report, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. These forward-looking statements speak only as of the date they are made, and Union Planters undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events.

By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward looking statement. The discussion in the "Management's Discussion and Analysis of Results of Operations and Financial Condition," including, in particular, the discussion under the heading "Cautionary Statement About Forward-Looking Information," incorporated in Item 7 of this Annual Report, lists some of the factors which could cause Union Planters' actual results to vary materially from those in the forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Report. Other uncertainties which could affect Union Planters' future performance include the effects of competition, technological changes and regulatory developments (see the discussion under the heading "Supervision and Regulation" in Item 1 below); changes in fiscal monetary and tax policies; changes in business conditions and inflation; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets.

Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Union Planters in its other filings from time to time when considering any forward-looking statement.

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

         Union Planters Corporation (the Corporation) is a $32 billion multi-state bank holding company whose primary business is banking. The Corporation is the largest bank holding company headquartered in Tennessee and, as of December 31, 1998, was the 29th largest bank holding company headquartered in the United States. Union Planters Bank, National Association (Union Planters Bank, or UPB), headquartered in Memphis, Tennessee, is the Corporation's largest subsidiary. The principal banking markets of the Corporation are in Alabama, Arkansas, Florida, Kentucky, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Tennessee, and Texas. The Corporation's existing market areas are served by the Corporation's 885 banking offices and 1,106 ATMs. The map on the inside front cover of the 1998 Annual Report to Shareholders provides information regarding the markets served by the Corporation's banking subsidiaries. Capital Factors, Inc. (Capital Factors), a wholly owned subsidiary of UPB, provides receivable-based commercial financing and related fee-based credit collection and management information services through four regional offices located in New York, New York; Los Angeles, California; Charlotte, North Carolina; and its headquarters in South Florida (Boca Raton, Florida) and an asset-based lending office in Atlanta, Georgia. The mortgage operations of UPB operate 16 standalone mortgage production offices in California, Florida, Georgia, Louisiana, Mississippi, Tennessee, and Texas in addition to mortgage production offices located in its branch banking locations.

         As part of the Corporation's banking services, its subsidiaries are engaged in factoring operations; mortgage origination and servicing; investment management and trust services; the issuance of debit cards; offering of credit cards; the origination, packaging, and securitization of loans, primarily the government-guaranteed portions of Small Business Administration (SBA) loans; the purchase of delinquent FHA/VA government-insured/guaranteed loans from third parties and GNMA pools serviced for others; full-service and discount brokerage services; commercial finance business; trade-finance activities; and the sale of bank-eligible insurance products and services.

         The Corporation considers acquisitions an important part of its business strategy. Acquisition activity in 1998 was at a record level, with the Corporation completing 18 acquisitions in 9 states. Information about the banking organizations acquired since January 1, 1996, their asset size and the consideration paid, is included in the table titled "Acquisitions Completed Since January 1, 1996" on page 14 of the 1998 Annual Report to Shareholders, which are incorporated herein by reference. At March 5, 1999, the Corporation had the following acquisition pending: Republic National Bank of Miami, Florida's 25 Miami-Dade and two Broward County banking centers and approximately $1.6 billion in assets. (See Note 2 to the consolidated financial statements on page 45 of the 1998 Annual Report to Shareholders). The Corporation's acquisition strategy during 1999 will be impacted by Year 2000 considerations. The Year 2000 compliance of acquisition candidates will be important, since it is unlikely that there would be sufficient time to convert any acquired institutions to the Corporation's systems before Year 2000.

         During 1998, the Corporation implemented a strategy of consolidating and streamlining substantially all of its banking operations. As a part of this strategy, local management retains broad discretion in serving their local customer base and making customer decisions, while banking products are being standardized, new methods of product delivery, such as internet banking, are being developed, and operational functions, including accounting, deposit services, item processing, mortgage servicing, and credit administration, are being centralized on a company-wide or regional basis. The goal of this strategy, which is ongoing, is to improve efficiency and customer service and to enable the Corporation to realize cost savings and to benefit from the economies of scale available as a result of its growth through acquisitions. In the short-term, this strategy demands a significant amount of management time and attention. In addition, there are a number of factors that could affect its ultimate success, including customer response in the communities in which the Corporation has banking offices.

COMPETITION

         The Corporation and its subsidiaries operate in a highly competitive environment. They compete with other bank holding companies and banks, thrift institutions, credit unions, and money market and other mutual funds for deposits and other sources of funds. In addition, they compete with a variety of other financial services providers, such as finance, mortgage loan companies, leasing companies, merchant banks, insurance companies and brokerage firms. Many of these competitors are not subject to the same regulatory restrictions as are bank holding companies and banks, such as the Corporation and its bank subsidiaries. As a result, they may have certain competitive advantages over the Corporation.

CERTAIN REGULATORY CONSIDERATIONS

         General

         As a registered bank holding company, the Corporation is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956
(BHCA). Each of the Corporation's banking subsidiaries, including its federal savings bank subsidiary, is a member of the Federal Deposit Insurance Corporation (the FDIC) and as such its deposits are insured by the FDIC to the maximum extent provided by law.

         The Corporation's banking subsidiaries which are national banking associations, including its principal subsidiary, Union Planters Bank, are subject to supervision and examination by the Office of the Comptroller of the Currency (the Comptroller) and the FDIC. Currently, none of the state bank subsidiaries of the Corporation are members of the Federal Reserve System. The Corporation's state bank subsidiaries which are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the state banking authorities of the states in which they are located. The Corporation's federal savings bank subsidiary is subject to supervision and examination by the Office of Thrift Supervision (OTS). The Corporation's banking subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of their customers and depositors. These laws and regulations include requirements to maintain reserves against deposits, restrictions on the types and amounts of loans and other extensions of credit that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made, and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banking subsidiaries. In addition to the impact of regulation, the banking subsidiaries are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Set forth below are brief descriptions of selected laws and regulations applicable to the Corporation and its subsidiaries. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. Changes in applicable law or regulation may have a material effect on the business of the Corporation.

         Under the BHCA, the Corporation must obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also prohibits, with certain exceptions, the Corporation from acquiring direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation. The BHCA prohibits the Corporation from engaging in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries; and prohibits the Corporation from acquiring voting control of nonbanking corporations unless the Federal Reserve Board determines such businesses and services to be closely related to banking or a proper incident thereto.

         The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended (the CRA). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. Based on their most recent CRA compliance examinations, the Corporation's subsidiary banks and savings bank all received at least a "satisfactory" CRA rating.

      Another factor that has gained increasing scrutiny in the application process is the Year 2000 readiness of the parties involved in acquisition transactions. Banking organizations whose Year 2000 readiness is in less than satisfactory condition are undergoing special scrutiny in connection with acquisition transactions requiring regulatory approval, and may not be eligible to use expedited application procedures for acquisition transactions.

         Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act), the Corporation and any other bank holding company may now acquire a bank located in any state, subject to certain deposit-percentage limitations, aging requirements, and other restrictions. The Interstate Act also generally permits a bank to conduct interstate branching through acquisitions of banks in other states, except to the extent that a particular state adopted legislation prior to June 1, 1997, to "opt-out" of interstate banking. Texas, where Union Planters completed acquisitions during 1998, elected this "opt out" by legislation that was scheduled to expire September 2, 1999. However, following litigation, the Texas Banking Department is now permitting interstate branching by acquisition in that state. The Corporation has taken advantage of the interstate banking provisions of the Interstate Act to merge substantially all of its banking subsidiaries with and into Union Planters Bank. This charter consolidation began on January 1, 1998, with the merger of 31 banking subsidiaries into UPB, its principal banking subsidiary headquartered in Memphis, Tennessee. Since then, the Corporation has continued this strategy of consolidation, and management anticipates that substantially all of the Corporation's banking subsidiaries, including any which may be acquired in the future, would ultimately be merged with and into UPB to the extent allowed by effective law.

         The Interstate Act also permits an out-of-state bank to establish de novo branches in another state, to the extent de novo interstate branching is expressly permitted by the laws of that state. The Tennessee banking statutes now permit an out-of-state bank to acquire a branch office located in Tennessee which has been in operation for at least five (5) years, provided the laws of the home state of the out-of-state bank permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions.

         Capital

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio (Risk-Based Capital Ratio) of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet commitments such as standby letters of credit) is 8%. At least one-half of Total Capital must be composed of Tier 1 Capital which generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder, denominated "Tier 2 Capital," generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves, and unrealized gains on certain equity securities.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (the Leverage Ratio) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         At December 31, 1998, the Corporation's Total Risk-Based Capital Ratio was 16.78%; its Tier 1 Risk-Based Capital Ratio (i.e., its ratio of Tier 1 Capital to risk-weighted assets) was 13.34%; and its Leverage Ratio was 8.86%. In addition, each of the Corporation's banking subsidiaries satisfied the minimum capital requirements applicable to it and had the capital levels required to qualify as a "well-capitalized" institution under the prompt corrective action provisions discussed below. A bank's capital classifications may have an influence on a bank's business activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over, or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

         All of the Corporation's banking subsidiaries are subject to Risk-Based and Leverage Capital Ratio requirements adopted by their respective federal regulators which are substantially similar to those adopted by the Federal Reserve Board. As of December 31, 1998, the Total and Tier 1 Risk-Based Capital and Leverage Ratios of UPB, the Corporation's largest bank subsidiary, were 14.37%, 11.45%, and 7.71%, respectively. Neither the Corporation nor any of its banking subsidiaries has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

         Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the joint regulations thereunder adopted by the federal banking agencies require the banking regulators to take prompt corrective action in respect of depository institutions that do not meet their minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the capital regulations:

         An institution is deemed to be well capitalized if it:

                  -        has a Total Capital Ratio of 10% or greater;\
                  -        has a Tier 1 Capital Ratio of 6.0% or greater;
                  -        has a Leverage Ratio of 5.0% or greater; and
                  - is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by its federal banking agency.

         An institution is considered to be adequately capitalized if it has:

                  -        a Total Capital Ratio of 8.0% or greater;
                  -        a Tier 1 Capital Ratio of 4.0% or greater; and
                  - a Leverage Ratio of 4.0% or greater (or, if the institution received a composite 1 rating under the regulator's CAMEL rating system, a Leverage Ratio of 3.0% or greater).

         A depository institution is considered to be undercapitalized if it has:

                  -        a Total Capital Ratio of less than 8.0%;
                  -        a Tier 1 Capital Ratio of less than 4.0%; or
                  - a Leverage Ratio of less than 4.0% (or, if the institution received a composite 1 rating under the regulator's CAMEL rating system, a Leverage Ratio of 3.0% or less).

         A depository institution is considered to be significantly undercapitalized if it has:

                  -        a Total Capital Ratio of less than 6.0%;
                  -        a Tier 1 Capital Ratio of less than 3.0%; or
                  -        a Leverage Ratio of less than 3.0%.

         An institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. "Tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets, with certain exceptions.

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

         Dividend Restrictions

         The Corporation is a legal entity separate and distinct from its banking, thrift and other subsidiaries. The Corporation's principal sources of cash flow (including cash flow to pay dividends to shareholders, on a parent company only basis), are dividends paid to the Corporation by its subsidiaries. The right of the Corporation,and consequently the rights of creditors and shareholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends, or otherwise, is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries) except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

         There are statutory and regulatory limitations on the payment of dividends to the Corporation by its banking subsidiaries. Each national banking association subsidiary of the Corporation is required by federal law to obtain the prior approval of the Comptroller for the declaration of dividends if the total of all dividends to be declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. The Corporation's state-chartered banking subsidiaries are subject to similar restrictions on the payment of dividends by the respective state laws under which they are organized. Furthermore, all depository institutions are prohibited from paying any dividends, making other distributions, or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. At January 1, 1999, under dividend restrictions imposed under federal and state laws, the Corporation's banking subsidiaries could declare aggregate dividends of approximately $193 million without obtaining prior regulatory approval. Future dividends will depend primarily upon the level of earnings of the banking subsidiaries of the Corporation. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

         Under the "cross guarantee" provisions of the Federal Deposit Insurance Act (the FDI Act), any FDIC-insured subsidiary of the Corporation may be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the "default" of any other commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Such liability could have a material adverse effect on the financial condition of any assessed bank and the Corporation. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

         Transactions With Affiliates

         There are various legal restrictions on the extent to which a bank holding company or its nonbank subsidiaries may borrow or otherwise obtain credit from or sell assets or affiliate securities to its bank subsidiaries. In general, covered transactions with a bank subsidiary must be on nonpreferential terms and cannot exceed, as to any one of the holding company or the holding company's nonbank subsidiaries, 10% of the bank's capital stock and surplus, and as to the holding company and all of its nonbank subsidiaries in the aggregate, 20% of such capital stock and surplus. Special collateral requirements also apply to covered extensions of credit.

         FDIC Deposit Insurance

         Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions - the Bank Insurance Fund (the BIF) for deposits originated by banks and the Savings Association Insurance Fund (the SAIF) for deposits originated by savings associations, including savings association deposits acquired by banks. For this deposit insurance coverage, each insured institution pays assessments to the FDIC, under a risk-based assessment system which takes into account the institution's capital and supervisory considerations. The FDIC sets assessments for deposits insured by the BIF or the SAIF to maintain the targeted designated reserve ratio in that fund, i.e., $1.25 for each $100 of insured deposits.

         The Deposit Insurance Funds Act of 1996 provided for the recapitalization of the SAIF through a one-time special assessment in 1996 on SAIF-insured deposits, and the sharing by banks and savings associations of obligations under the Financing Corporation bonds which were issued to initially fund the SAIF. That act contemplates the ultimate merger of the BIF and the SAIF, on the date as of which the last savings association shall cease to exist.

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

         Proposed Legislation

         Because of concerns relating to the competitiveness and the safety and soundness of the industry, the United States Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, to alter the statutory separation of commercial and investment banking, and to further expand or change the regulation of the powers of depository institutions, bank holding companies, and competitors of depository institutions. During 1998, Congress considered but did not adopt comprehensive financial services reform legislation that, if adopted, would have allowed, among other things, affiliations between banking organizations, securities firms and insurance companies. Similar legislation is expected to be considered by Congress during 1999.

         It cannot be predicted whether, or in what form, any of these proposals will be adopted or the extent to which the business or financial condition of the Corporation may be affected thereby.

PERSONNEL

         As of February 28, 1999, the Corporation, including all subsidiaries, had 13,473 employees (including 2,186 part-time employees).

STATISTICAL DISCLOSURES

         The statistical information required by Item 1 may be found in the 1998 Annual Report to Shareholders (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:


                                                                                            Page in the Corporation's
                          Guide 3 Disclosures                                          1998 Annual Report to Shareholders*
----------------------------------------------------------------------------------------------------------------------------------
      I.   Distribution of Assets, Liabilities and Shareholders' Equity:
            Interest Rates and Interest Differential
           A.   Average Balance Sheet                                                                  28
           B.   Net Interest Earnings Analysis                                                         28
           C.   Rate/Volume Analysis                                                                   29

      II.  Investment Portfolio
           A.   Book Value of Investment Securities                                               34, 47, 48, and 49
           B.   Maturities of Investment Securities                                                   48 and 49
           C.   Investment Securities Concentrations                                                Not applicable

     III.  Loan Portfolio
           A.   Types of Loans                                                                      30 and 49
           B.   Maturities and Sensitivity of
                 Loans to Changes in Interest Rates                                               Follows this table
           C.   Risk Elements
                1.    Nonaccrual, Past Due 90 Days or More,
                        and Restructured Loans                                                      31 and 32
                2.    Potential Problem Loans                                                          21
                3.    Foreign Outstandings                                                        Not Significant
                4.    Loan Concentrations                                                              18
           D.   Other Interest-Bearing Assets                                                     Not Significant

      IV.  Summary of Loan Loss Experience
           A.   Analysis of Allowance for Loan Losses                                                  32
           B.   Allocation of the Allowance for Loan Losses                                            31

      V.   Deposits
           A.   Average Balances                                                                    28 and 30
           B.   Maturities of Large Denomination Certificates of                                  Follows this table
                 Deposit
           C.   Foreign Deposit Liability Disclosure                                              Not significant

      VI.  Return on Equity and Assets
           A.   Return on Average Assets                                                               10
           B.   Return on Average Equity                                                               10
           C.   Dividend Payout Ratio                                                                  10
           D.   Equity to Assets Ratio                                                                 10

      VII. Short-Term Borrowings                                                                    50 and 51


*Unless otherwise noted

         The following table presents the maturities and sensitivities of the Corporation's loans to changes in interest rates at December 31, 1998:


                                                                                             DUE AFTER ONE
                                                                        DUE WITHIN             BUT WITHIN         DUE AFTER
                                                                         ONE YEAR              FIVE YEARS        FIVE YEARS
                                                                        ----------           -------------       ----------
                                                                                       (DOLLARS IN THOUSANDS)


Commercial, Financial, and Agricultural ...........................     $2,683,340           $1,146,205          $393,953

Real Estate - Construction ........................................        791,559              309,525            94,695

Foreign ...........................................................        177,688               18,641               791
                                                                        ----------           ----------          --------

          Total ...................................................     $3,652,587           $1,474,371          $489,439
                                                                        ==========           ==========          ========

Fixed Rate ........................................................                          $  999,511          $304,642
                                                                                             ==========          ========

Variable Rate .....................................................                          $  474,860          $184,797
                                                                                             ==========          ========


         The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over:


                                                                       DECEMBER 31, 1998
                                                                    ---------------------
                                                                    (DOLLARS IN THOUSANDS)

        Under 3 Months..............................                    $   1,013,174

        3 to 6 Months...............................                          544,949

        6 to 12 Months..............................                          720,526

        Over 12 Months..............................                          568,608
                                                                        -------------

                  Total.............................                    $   2,847,257
                                                                        =============


                 ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following lists the executive officers of the Corporation. Executive officers of the Corporation are elected annually. Information regarding the executive officers, their present positions held with the Corporation and its subsidiaries, their ages, and their principal occupations for the last five years are as follows:


                                                                Position of Executive Officers
                    Name                                         with the Corporation and UPB                             Age
---------------------------------------------     ------------------------------------------------------------          --------
Benjamin W. Rawlins, Jr.                          Chairman and Chief Executive Officer                                    61
                                                  of the Corporation and UPB

Jackson W. Moore                                  President and Chief Operating Officer                                   50
                                                  of the Corporation and UPB

Jack W. Parker                                    Executive Vice President and                                            52
                                                  Chief Financial Officer of the
                                                  Corporation and UPB

M. Kirk Walters                                   Senior Vice President, Treasurer, and                                   58
                                                  Chief Accounting Officer of the
                                                  Corporation and UPB

James A. Gurley                                   Executive Vice President of the                                         65
                                                  Corporation and UPB

J. Armistead Smith*                               Executive Vice President and                                            63
                                                  President of Community Banks--Group B

Michael B. Russell                                Executive Vice President and                                            44
                                                  Senior Lending Officer of the
                                                  Corporation and UPB

Lloyd B. DeVaux                                   Executive Vice President and                                            46
                                                  Chief Information Officer of the
                                                  Corporation and UPB


*The position that Mr. Smith moved into on January 1, 1999 is not considered an executive officer position.

         On January 1, 1998, Mr. Rawlins was reelected to the position of Chairman of UPB. Mr. Rawlins was President of the Corporation from September 1984 until he was elected Chairman. Mr. Rawlins has been Chairman of the Corporation since April 1989, and Chairman of UPB from January 1986 until December 1996 when he was elected Vice Chairman. He has also served as Chief Executive Officer of the Corporation and UPB since September 1984. Mr. Rawlins serves as an executive officer of the Corporation pursuant to an employment agreement with the Corporation, which is renewable annually each December 31.

         Mr. Moore has been President of the Corporation since April 1989 and was elected President of UPB January 1, 1998. In April 1994, Mr. Moore was elected Chief Operating Officer of the Corporation and was elected to the same position with UPB January 1, 1998. He is also Chairman of PSB Bancshares, Inc., and is a Vice President and Director of its subsidiary, The Peoples Savings Bank (not an affiliate bank of the Corporation), located in Clanton, Alabama. He has served on the Boards of the Corporation and UPB since 1986. Mr. Moore serves as an executive officer of the Corporation pursuant to an employment agreement with the Corporation, which is renewable annually each December 31.

         Mr. Parker has been Executive Vice President and Chief Financial Officer of the Corporation and UPB since March 1990. Mr. Parker has been an officer of the Corporation and UPB for more than 20 years.

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

         Mr. Gurley was elected Executive Vice President of the Corporation in November 1990 and became Corporate Risk Manager in April 1997. Prior to being elected as Risk Manager, Mr. Gurley was responsible for the Credit Policy function of the Corporation and the Bank. He was a Vice President of the Corporation from 1980 until he was elected Executive Vice President. He has been an officer of UPB for more than twenty years and is currently an Executive Vice President.

         In January 1999, Mr. Smith became President of Community Banks--Group
B. Prior to January 1, 1999, he served as an executive officer pursuant to an employment agreement with the Corporation. Mr. Smith was Executive Vice President and Senior Lending Officer of the Corporation and UPB from April 1997 to December 1998. Prior to that, Mr. Smith was Vice Chairman of the Corporation from 1989 to 1994.

         Mr. Russell became Senior Lending Officer on January 1, 1999. Previously, he had been the Corporate Risk Analysis Manager with responsibility for credit review, compliance, data security, and business resumption. Mr. Russell has been an officer of UPB for more than sixteen years.

         Mr. DeVaux joined Union Planters Corporation as Executive Vice President and Chief Information Officer, and manager of Technology and Operations in January 1995. From 1988 until 1995, prior to joining Union Planters, Mr. DeVaux was Executive Director of Operations for Kirchman Corporation and a Finance Industry Large Systems Specialist with IBM Corporation.

ITEM 2.  PROPERTIES

         The Corporation's corporate headquarters are located in the company-owned Union Planters Administrative Center at 7130 Goodlett Farms Parkway, Memphis, Tennessee, a three-building complex located near the center of Shelby County. In addition to being the corporate headquarters, it contains approximately 376,000 square feet of space and houses Mortgage Servicing and Origination, Funds Management, Data Processing, Operations, Human Resources, Financial, Legal, Credit and Review, and Marketing.

         As of March 5, 1999, the Corporation operated 22 banking offices in Alabama, 47 in Arkansas, 74 in Florida, 109 in Illinois, 69 in Indiana, 30 in Iowa, 41 in Kentucky, 23 in Louisiana, 146 in Mississippi, 96 in Missouri, 213 in Tennessee, and 15 in Texas. The majority of these locations are owned. A wholly owned subsidiary, Capital Factors, Inc., has operations in leased facilities in Boca Raton and Ft. Lauderdale, Florida; Los Angeles, California; New York, New York; Charlotte, North Carolina; and Atlanta, Georgia. The subsidiaries also operate 1,106 twenty-four-hour automated teller locations. The mortgage operations of UPB operates 16 standalone mortgage production offices in California, Florida, Georgia, Louisiana, Mississippi, Tennessee, and Texas in addition to mortgage production offices located in certain of the Corporation's branch banking locations.

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

         UPB (as successor to the Corporation's five banks (UPC Banks) located in Mississippi: Union Planters Bank of Mississippi, Union Planters Bank of Southern Mississippi, Union Planters Bank of Central Mississippi, Union Planters Bank of Northeast Mississippi, N.A., and Union Planters Bank of Northwest Mississippi (which were merged into UPB January 1, 1998) is a defendant in various suits related to the placement of collateral protection insurance
(CPI) by the UPC Banks in the 1980s and early 1990s. On September 28, 1995 and October 18,1995, two purported class actions were filed in the U.S. District Court for the Southern District of Mississippi. Both actions were consolidated and identified Vivian McCaskill as the representative of a class of persons who financed personal property through the UPC Banks and were force placed with Prudential Property and Casualty Insurance Company's (Prudential) collateral protection insurance. The consolidated action (Consolidated Action) names as defendants the UPC Banks, Prudential, National Underwriters of Delaware, Inc., and several Ross & Yerger entities and includes allegations that premiums were excessive and improperly calculated; coverages were improper and not disclosed; and improper payments were paid to the UPC Banks by the insurance companies, allegedly constituting violations of various state and federal laws and common law. The relief sought in the purported class actions includes actual damages, treble damages under certain statutes, other statutory damages, and unspecified punitive damages. The CPI programs appear to have been substantially similar in many respects to CPI programs of other Mississippi banks, often with the same insurance companies. Consequently, there are suits against various Mississippi banks (including those against the UPC Banks), various insurance agencies, and companies based upon their CPI programs. During the fourth quarter of 1997 an agreement in principle was reached by UPB with attorneys for the putative class to settle the Consolidated Action within amounts previously established. Final agreement is subject to execution of a definitive agreement, court approval, and UPB's acceptance of the number of opt-outs from the class settlement. Eight individual actions filed in state and federal courts against the UPC Banks, with similar allegations, and seeking compensatory and punitive damages, remain pending.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information required by Item 5 is included in Table 14 captioned "Selected Quarterly Data" included in the Corporation's 1998 Annual Report to Shareholders on pages 35 and 36, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by Item 6 is included under the heading "Selected Financial Data" in the Corporation's 1998 Annual Report to Shareholders on page 10, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is included under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Corporation's 1998 Annual Report to Shareholders on pages 11
- 36, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is included under the heading "Market Risk and Asset/Liability Management" and Table 11 in the Corporation's 1998 Annual Report to Shareholders on pages 22 and 33, respectively, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is included in the Corporation's 1998 Annual Report to Shareholders on pages 37 - 67, and in Table 14 captioned "Selected Quarterly Data" on pages 35 and 36, which pages are incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K, and incorporated by reference herein.

         The remaining information required by Item 10 is included under the heading "Proposal I: Election of Directors" on pages 2 - 8 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 24 of the definitive proxy statement of the Corporation to be used in soliciting proxies for the Annual Meeting of shareholders to be held on April 15, 1999 (Proxy Statement), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 as to compensation of directors and executive officers is included under the heading "Proposal I: Election of Directors" on pages 2 - 8 and under the heading "Executive Compensation" on pages 13 - 22 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 as to certain beneficial owners and management is included under the heading "Share Ownership by Directors and Executive Officers" on pages 6 - 8 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 as to transactions and relationships with certain directors and executive officers of the Corporation and their associates is included under the heading "Certain Relationships and Transactions" on page 23 of the Proxy Statement, which information is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following audited consolidated financial statements of Union Planters Corporation and Subsidiaries, included in the Corporation's 1998 Annual Report to Shareholders, are incorporated herein by reference in response to Part II, Item 8:


                                                                                     Page in
                                                                                   Annual Report
                                                                                   -------------

         Report of Management                                                             37

         Report of Independent Accountants                                                37

         Consolidated Balance Sheet - December 31, 1998 and 1997                          38

         Consolidated Statement of Earnings -
         Years ended December 31, 1998, 1997, and 1996                                    39

         Consolidated Statement of Changes in Shareholders' Equity Years
         ended December 31, 1998, 1997, and 1996                                          40


         Consolidated Statement of Cash Flows-
         Years ended December 31, 1998, 1997, and 1996                                    41

         Notes to Consolidated Financial Statements                                       42



(a)(2) All schedules have been omitted, since the required information is either not applicable, not deemed material, or is included in the respective consolidated financial statements or in the notes thereto.

(a)(3)   Exhibits:

         The exhibits listed in the Exhibit Index on pages i and ii, following page 18 of this Form 10-K are filed herewith or are incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report is identified on the Exhibit Index by an *.
(b)      Reports on Form 8-K:


                Date of Current Report                                                 Subject  Reported  Under Item 5
           --------------------------------                                     -----------------------------------------------
                October 15, 1998                                                Press Release announcing Third Quarter 1998
                                                                                operating results*

                October 16, 1998                                                Announcement of sale of credit card portfolios and
                                                                                appointment of MBNA Bank America, N.A. as the
                                                                                exclusive issuer of the Corporation's credit
                                                                                cards.



*Press release filed as an exhibit under Item 7 of the report.

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

Date: March 4, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 4th day of March, 1999.

/s/ Benjamin W. Rawlins, Jr.                                        /s/ Jack W. Parker
--------------------------------------------------------           ------------------------------------------------------------
Benjamin W. Rawlins, Jr.                                           Jack W. Parker
Chairman, Chief Executive Officer, and                             Executive Vice President and
Director                                                           Chief Financial Officer

/s/ Jackson W. Moore                                               /s/ M. Kirk Walters
--------------------------------------------------------           ------------------------------------------------------------
Jackson W. Moore                                                   M. Kirk Walters
President, Chief Operating Officer, and                            Senior Vice President, Treasurer, and
Director                                                           Chief Accounting Officer

/s/ Albert M. Austin                                               /s/ C. J. Lowrance III
--------------------------------------------------------           ------------------------------------------------------------
Albert M. Austin                                                   C. J. Lowrance III
Director                                                           Director

/s/ Marvin E. Bruce
--------------------------------------------------------           ------------------------------------------------------------
Marvin E. Bruce                                                    Stanley D. Overton
Director                                                           Director

/s/ George W. Bryan                                                /s/ Dr. V. Lane Rawlins
--------------------------------------------------------           ------------------------------------------------------------
George W. Bryan                                                    Dr. V. Lane Rawlins
Director                                                           Director

/s/ James E. Harwood                                               /s/ Donald F. Schuppe
--------------------------------------------------------           ------------------------------------------------------------
James E. Harwood                                                   Donald F. Schuppe
Director                                                           Director

/s/ C. E. Heiligenstein                                            /s/ David M. Thomas
--------------------------------------------------------           ------------------------------------------------------------
C. E. Heiligenstein                                                David M. Thomas
Director                                                           Director

/s/ Carl G. Hogan                                                  /s/ Richard A. Trippeer, Jr.
--------------------------------------------------------           ------------------------------------------------------------
Carl G. Hogan                                                      Richard A. Trippeer, Jr.
Director                                                           Director

/s/ S. Lee Kling
--------------------------------------------------------           ------------------------------------------------------------
S. Lee Kling                                                       Spence L. Wilson
Director                                                           Director

/s/ Parnell S. Lewis, Jr.
--------------------------------------------------------
Parnell S. Lewis, Jr.
Director


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

2(c) Agreement and Plan of Merger, dated as of March 8, 1996, by and between Union Planters Corporation and Leader Financial Corporation
         (incorporated by reference to Exhibit 2.1 to Union Planters
         Corporation's Current Report on Form 8-K dated March 8, 1996, filed on
         March 13, 1996, Commission File No. 1-10160)

2(d) Agreement and Plan of Merger, dated as of November 17, 1997, by and between Union Planters Corporation, Union Planters Holding
         Corporation, and Peoples First Corporation and joined in by Union
         Planters Corporation (incorporated by reference to Exhibit 2.1 to
         Union Planters Corporation's Current Report on Form 8-K dated November
         17, 1997, Commission File No. 1-10160)

2(e)     Agreement and Plan of Reorganization by and between Magna Bancorp,
         Inc. and Union Planters Corporation dated as of May 8, 1997
         (incorporated by reference to Exhibit A to Prospectus filed as part of the Corporation's Registration Statement No. 333-30239).

2(f) Agreement and Plan of Reorganization by and between AMBANC Corp. and Union Planters Corporation dated as of March 31, 1998 (incorporated by reference to Exhibit 1 to the Schedule 13D dated March 31, 1998, filed by UPC (File No. 1-10160) with respect to the common stock of AMBANC
         Corp. (File No. 0-10710).

3(a)     Restated Charter of Incorporation, as most recently amended on January
         19, 1999, of Union Planters Corporation (incorporated by reference to
         Exhibit 3 to the Form 8-A filed by Union Planters Corporation on
         January 22, 1999, Commission File No. 1-10160).

3(b) Amended and Restated Bylaws, as most recently amended on February 20, 1997, of Union Planters Corporation (incorporated by reference to
         Exhibit 3(b) to Union Planters Corporation's Annual Report on Form
         10-K dated December 31, 1996, Commission File No. 1-10160).

4(a)     Rights Agreement, dated January 19, 1999 between Union Planters
         Corporation and Union Planters Bank, National Association, including
         Form of Rights Certificate (incorporated by reference to Exhibit 2 to the Form 8-A filed by Union Planters Corporation on January 22, 1999,
         Commission File No. 1-10160).

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

4(g)     Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) OF
         REGULATION S-K dated March 16, 1998 (filed herewith)

10(a)*   Amended and Restated Employment Agreement between Union Planters
         Corporation and Benjamin W. Rawlins, Jr., (incorporated by reference to Exhibit 10(a) to Union Planters Corporation's Quarterly Report on
         Form 10-Q dated March 31, 1997, Commission File No. 1-10160)

10(b)*   Amended and Restated Employment Agreement between Union Planters
         Corporation and Jackson W. Moore (incorporated by reference to Exhibit
         10(b) to Union Planters Corporation's Quarterly Report on Form 10-Q dated March 31, 1997, Commission File No. 1-10160)

10(c)*   Employment Agreement between Union Planters Corporation and J.
         Armistead Smith (incorporated by reference to Exhibit 10(b) to the Annual Report on Form 10-K dated December 31, 1992)

10(d)* Deferred Compensation Agreements between Union Planters Corporation and certain highly compensated officers (specimen copy) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K dated
         December 31, 1989, filed on March 26, 1990, Commission File No.
         0-6919)

10(e)*   Union Planters Corporation 1983 Stock Incentive Plan as amended
         January 18, 1990 and approved by shareholders on April 20, 1990 (1)

10(f)*   Union Planters Corporation 1992 Stock Incentive Plan as Amended and
         Restated October 17, 1996 and approved by shareholders April 17, 1997
         (incorporated by reference to Exhibit 10(c) to Union Planters
         Corporation's Quarterly Report on Form 10-Q dated March 31, 1997
         Commission File No. 1-10160)

10(g)* Deferred Compensation Agreements between Union Planters Corporation and Union Planters National Bank and certain outside directors
         (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission
         File No. 0-6919)

10(h)*   Executive Deferred Compensation Agreement between Union Planters
         Corporation and certain highly compensated officers (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K dated
         December 31, 1989 filed on March 26, 1990, Commission File No. 0-6919)

10(i)*   Amendment to Union Planters Corporation Supplemental Executive
         Retirement Plan for Executive Officers (incorporated by reference to
         Exhibit 10(d) to the Quarterly Report on Form 10-Q dated March 31,
         1997, Commission File No. 1-10160)

10(j)*   Union Planters Corporation Executive Deferred Compensation Plan for
         Executives as Amended (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 1997 Commission File
         No. 1-10160)

10(k)    Stock Option Agreement, dated March 9, 1996, issued by Leader
         Financial Corporation to Union Planters Corporation (incorporated by reference to Exhibit 2.2 to Union Planters Corporation's Current
         Report on Form 8-K dated March 8, 1996, filed on March 13, 1996,
         Commission File No. 1-10160)



10(l)*   Amendment No. 1 to Union Planters Corporation's Deferred Compensation
         Plan for Executives (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q dated March 31, 1997, Commission file
         No. 1-10160).

10(m)*   Union Planters Corporation Supplemental Executive Retirement Plan for
         Executive Officers (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 1995, Commission File
         No. 1-10160)

11       Computation of Per Share Earnings (incorporated by reference to Note
         16 on page 63 to the Registrant's 1998 consolidated financial statements included as Exhibit 13 herein)

13       1998 Annual Report to Security Holders (filed herewith)

21       Subsidiaries of the Registrant (filed herewith)

23       Consent of PricewaterhouseCoopers LLP (filed herewith)

27       Financial Data Schedule (for SEC use only) (filed herewith)

--------------------
*Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

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