Form 10-Q
period 1999-03-31
UNION PLANTERS CORP
filed 1999-05-11
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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


                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Memphis, Tennessee 38018
                    ----------------------------------------
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (901) 580-6000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



                Class                             Outstanding at April 30, 1999
----------------------------------------          -----------------------------
       Common stock $5 par value                            142,622,665

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                      INDEX

                                                                                                                          Page
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - March 31, 1999,
                March 31, 1998, and December 31, 1998.......................................................................3

           b)   Consolidated Statement of Earnings -
                Three Months Ended March 31, 1999 and 1998..................................................................4

           c)   Consolidated Statement of Changes in Shareholders' Equity -
                Three Months Ended March 31, 1999 ..........................................................................5

           d)   Consolidated Statement of Cash Flows -
                Three Months Ended March 31, 1999 and 1998..................................................................6

           e)   Notes to Unaudited Consolidated Financial Statements........................................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............................................................14

      Item 3.   Quantitative and Qualitative Disclosures about
                Market Risk................................................................................................30

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings..........................................................................................33

      Item 2.   Changes in Securities......................................................................................33

      Item 3.   Defaults Upon Senior Securities............................................................................33

      Item 4.   Submission of Matters to a Vote of Security Holders........................................................33

      Item 5.   Other Information..........................................................................................33

      Item 6.   Exhibits and Reports on Form 8-K...........................................................................33

      Signatures...........................................................................................................35

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                             MARCH 31,
                                                                   -----------------------------     DECEMBER 31,
                                                                       1999             1998            1998
                                                                   ------------     ------------     ------------
                                                                            (DOLLARS IN THOUSANDS)
  Cash and due from banks .....................................    $  1,168,722     $  1,082,930     $  1,271,614
  Interest-bearing deposits at financial institutions .........          51,652           24,692           47,583
  Federal funds sold and securities purchased under agreements
    to resell .................................................         114,790          522,474           94,568
  Trading account assets ......................................         280,689          164,943          275,992
  Loans held for resale .......................................         380,413          259,844          441,214
  Available for sale investment securities (Amortized cost:
    $8,721,121, $6,608, 426, and $8,208,570, respectively) ....       8,798,432        6,666,235        8,301,703
  Loans .......................................................      20,538,456       20,298,326       19,611,168
    Less: Unearned income .....................................         (33,513)         (36,714)         (34,342)
          Allowance for losses on loans .......................        (345,011)        (334,143)        (321,476)
                                                                   ------------     ------------     ------------
       Net loans ..............................................      20,159,932       19,927,469       19,255,350
  Premises and equipment, net .................................         582,973          535,617          553,251
  Accrued interest receivable .................................         290,226          271,452          293,066
  FHA/VA claims receivable ....................................         139,411          138,959          126,164
  Mortgage servicing rights ...................................         107,639           99,833          101,466
  Goodwill and other intangibles ..............................         725,746          220,379          386,994
  Other assets ................................................         868,557          507,344          542,988
                                                                   ------------     ------------     ------------
          TOTAL ASSETS ........................................    $ 33,669,182     $ 30,422,171     $ 31,691,953
                                                                   ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing ......................................    $  4,664,334     $  3,536,791     $  4,194,402
     Certificates of deposit of $100,000 and over .............       2,429,551        2,891,047        2,614,694
     Other interest-bearing ...................................      19,367,796       16,719,084       18,087,359
                                                                   ------------     ------------     ------------
          Total deposits ......................................      26,461,681       23,146,922       24,896,455
  Short-term borrowings .......................................       2,172,498        1,346,964        1,648,039
  Short- and medium-term bank notes ...........................         105,000          135,000          105,000
  Federal Home Loan Bank advances .............................         210,804        1,133,191          279,992
  Other long-term debt ........................................         969,410        1,040,215        1,053,740
  Accrued interest, expenses, and taxes .......................         292,126          278,673          278,237
  Other liabilities ...........................................         413,754          421,043          446,412
                                                                   ------------     ------------     ------------
          TOTAL LIABILITIES ...................................      30,625,273       27,502,008       28,707,875
                                                                   ------------     ------------     ------------

  Commitments and contingent liabilities ......................              --               --               --
  Shareholders' equity
    Convertible preferred stock ...............................          22,897           36,972           23,353
    Common stock, $5 par value; 300,000,000 shares authorized;
       142,570,077 issued and outstanding (136,479,980 at March
       31, 1998, and 141,924,958 at December 31, 1998) ........         712,850          682,400          709,625
    Additional paid-in capital ................................         767,396          607,960          691,789
    Retained earnings .........................................       1,507,437        1,573,405        1,516,712
    Unearned compensation .....................................         (14,134)         (17,145)         (14,646)
    Accumulated other comprehensive income--unrealized gain on
      available for sale securities, net ......................          47,463           36,571           57,245
                                                                   ------------     ------------     ------------
          TOTAL SHAREHOLDERS' EQUITY ..........................       3,043,909        2,920,163        2,984,078
                                                                   ------------     ------------     ------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........    $ 33,669,182     $ 30,422,171     $ 31,691,953
                                                                   ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 -------------------------------
                                                                     1999               1998
                                                                 -------------      -------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                             SHARE DATA)
INTEREST INCOME
  Interest and fees on loans................................     $     417,771      $     463,444
  Interest on investment securities
    Taxable.................................................           106,580             84,178
    Tax-exempt..............................................            17,460             13,935
  Interest on deposits at financial institutions............               987                508
  Interest on federal funds sold and securities purchased
    under agreements to resell..............................               869              6,834
  Interest on trading account assets........................             3,595              3,020
  Interest on loans held for resale.........................             7,323              2,331
                                                                 -------------      -------------
          Total interest income.............................           554,585            574,250
                                                                 -------------      -------------

INTEREST EXPENSE
  Interest on deposits......................................           213,004            220,251
  Interest on short-term borrowings.........................            19,254             17,710
  Interest on long-term debt................................            26,630             32,539
                                                                 -------------      -------------
          Total interest expense............................           258,888            270,500
                                                                 -------------      -------------

          NET INTEREST INCOME...............................           295,697            303,750
PROVISION FOR LOSSES ON LOANS...............................            16,279             33,212
                                                                 -------------      -------------
          NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON
            LOANS...........................................           279,418            270,538
                                                                 -------------      -------------

NONINTEREST INCOME
  Service charges on deposit accounts.......................            38,867             36,872
  Mortgage banking revenue..................................            27,487             21,645
  Bank card income..........................................             2,960              9,885
  Factoring commissions.....................................             7,028              7,304
  Trust service income......................................             6,710              6,281
  Profits and commissions from trading activities...........               345              1,848
  Investment securities gains...............................                11              5,854
  Other income..............................................            42,846             37,070
                                                                 -------------      -------------
          Total noninterest income..........................           126,254            126,759
                                                                 -------------      -------------

NONINTEREST EXPENSE
  Salaries and employee benefits............................           123,230            113,722
  Net occupancy expense.....................................            20,235             18,236
  Equipment expense.........................................            19,020             17,040
  Goodwill and other intangible amortization................            12,863              5,853
  Other expense.............................................            82,891             82,151
                                                                 -------------      -------------
          Total noninterest expense.........................           258,239            237,002
                                                                 -------------      -------------

          EARNINGS BEFORE INCOME TAXES......................           147,433            160,295
Applicable income taxes.....................................            50,083             55,834
                                                                 -------------      -------------
          NET EARNINGS......................................     $      97,350      $     104,461
                                                                 =============      =============

          NET EARNINGS APPLICABLE TO COMMON SHARES..........     $      96,892      $     103,828
                                                                 =============      =============

EARNINGS PER COMMON SHARE (NOTE 11)
          Basic.............................................     $         .68      $         .76
          Diluted...........................................               .67                .74

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
          Basic.............................................           142,259            135,932
          Diluted...........................................           144,675            141,414

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                         UNREALIZED
                                                                                                           GAIN ON
                               CONVERTIBLE                  ADDITIONAL                                    AVAILABLE
                                PREFERRED      COMMON         PAID-IN       RETAINED       UNEARNED       FOR SALE
                                  STOCK         STOCK         CAPITAL       EARNINGS     COMPENSATION    SECURITIES      TOTAL
                              ------------- -------------  -------------  -------------  -------------  ------------- ------------
                                                                (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 1999...   $     23,353  $    709,625   $    691,789   $  1,516,712   $    (14,646)  $     57,245  $  2,984,078
Comprehensive income
  Net earnings.............             --            --             --         97,350             --             --        97,350
  Other comprehensive
     income, net of taxes:
     Net change in the
      unrealized gain
       on available for
        sale securities....             --            --             --             --             --         (9,782)       (9,782)
                                                                                                                      ------------
         Total comprehensive
          income                        --            --             --                            --                       87,568
Cash dividends
  Common stock, $.50 per
   share....................            --            --             --        (71,767)            --             --       (71,767)
  Preferred stock, $.50 per
   share....................            --            --             --           (458)            --             --          (458)
Common stock issued under
  employee benefit plans,
  net of stock exchanged...             --         1,335          8,619             --            512             --        10,466
Issuance of common stock
  for acquisitions.........             --         7,024         71,340          4,119             --             --        82,483
Conversion of preferred stock         (456)          114            342             --             --             --            --
Conversion of debt of an
  acquired entity                       --           263            685             --             --             --           948
Common stock repurchased for
use in business combinations.           --        (5,511)        (5,379)       (38,519)            --             --       (49,409)
                              ------------  ------------   ------------   ------------   ------------   ------------  ------------
BALANCE, MARCH 31, 1999....   $     22,897  $    712,850   $    767,396   $  1,507,437   $    (14,134)  $     47,463  $  3,043,909
                              ============  ============   ============   ============   ============   ============  ============


                                                                      TAX
                                                    BEFORE-TAX      (EXPENSE)      NET OF TAX
                                                      AMOUNT         BENEFIT         AMOUNT
                                                   ------------   ------------    ------------
DISCLOSURE OF
RECLASSIFICATION AMOUNT:
  Net change in the unrealized gains
     on available for sale securities
     arising during the period...............      $    (15,822)  $      6,047    $     (9,775)
  Less: reclassification for gains
     included in net income..................                11             (4)              7
                                                   ------------   ------------    ------------
  Net change in the unrealized gain
    on available for sale securities.........      $    (15,833)  $      6,051    $     (9,782)
                                                   ============   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ----------------------------
                                                                            1999           1998
                                                                        ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings.....................................................     $     97,350    $    104,461
  Reconciliation of net earnings to net cash provided (used) by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA
      foreclosure claims...........................................           16,580          34,457
    Depreciation and amortization of premises and equipment........           15,313          13,775
    Amortization of goodwill, mortgage servicing rights, and other
      intangibles..................................................           18,721          11,054
    Provisions for merger-related expenses.........................               --             110
    Net accretion of investment securities.........................            5,456           2,045
    Net realized gains on sales of investment securities...........              (11)         (5,854)
    Deferred income tax benefit....................................          (13,353)         (5,490)
    (Increase) decrease in assets
        Trading account assets and loans held for resale...........           61,731         (60,721)
        Other assets...............................................         (296,967)        (53,127)
    Increase (decrease) in accrued interest, expenses, taxes, and
    other liabilities..............................................          (38,929)         43,012
    Other, net.....................................................            4,674           1,645
                                                                        ------------    ------------
          Net cash provided (used) by operating activities.........         (129,435)         85,367
                                                                        -------------   ------------

INVESTING ACTIVITIES
  Net decrease in short-term investments...........................          762,330           4,065
  Proceeds from sales of available for sale securities.............          153,330         536,080
  Proceeds from maturities, calls, and prepayments of available for
    sale securities................................................        2,091,936         771,883
  Purchases of available for sale securities.......................       (2,625,936)     (1,556,329)
  Net decrease in loans............................................          375,637         306,213
  Net cash received from acquisitions of financial institutions....           21,117           2,591
  Purchases of premises and equipment, net.........................          (16,706)        (16,601)
  Other, net.......................................................               --           2,180
                                                                        ------------    ------------
          Net cash provided by investing activities................          761,708          50,082
                                                                        ------------    ------------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits..............................         (765,592)         58,988
  Net increase (decrease) in short-term borrowings.................          314,605        (380,950)
  Proceeds from long-term debt, net................................               --         495,651
  Repayment of long-term debt......................................         (155,299)       (117,933)
  Proceeds from issuance of common stock...........................            9,954          15,597
  Purchase and retirement of common stock..........................          (49,409)        (38,981)
  Cash dividends paid..............................................          (72,231)        (57,962)
  Other, net.......................................................               29         (27,494)
                                                                        ------------    ------------
          Net cash used by financing activities....................         (717,943)        (53,084)
                                                                        -------------   ------------
  Net increase (decrease) in cash and cash equivalents.............          (85,670)         82,365
  Cash and cash equivalents at the beginning of the period.........        1,366,182       1,523,039
                                                                        ------------    ------------
  Cash and cash equivalents at the end of the period...............     $  1,280,512    $  1,605,404
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest.......................................................     $    265,786    $    264,648
    Income taxes...................................................            7,371           8,307
  Unrealized gain on available for sale securities.................           77,311          57,809

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

      The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1998 Annual Report to Shareholders, (1998 Annual Report), a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 10-K). In 1999, the Corporation has changed the presentation of mortgage servicing income and certain other mortgage banking revenues. A new line, mortgage banking revenues, has been added to the statement of earnings and includes mortgage servicing income, gain on sale of residential mortgages, mortgage origination fees, sale of servicing, and other miscellaneous fees of the mortgage banking operations. Prior year amounts for mortgage banking revenues and certain other 1998 amounts have been reclassified to be consistent with the 1999 financial reporting presentation.

NOTE 2.  ACQUISITIONS

CONSUMMATED ACQUISITIONS

      On January 31, 1999, the Corporation exchanged 1,404,816 shares of its common stock for all of the outstanding shares of First Mutual Bancorp. (First Mutual), the parent of First Mutual Bank, S.B., in Decatur, Illinois, in a transaction accounted for as a purchase. The Corporation repurchased, in the open market, a majority of the common stock issued to facilitate the purchase. At the date of acquisition, First Mutual had total assets of approximately $403 million, total loans of $285 million, and total deposits of $315 million. Goodwill and other intangibles resulting from the acquisition totaled $37 million.

      On February 1, 1999, the Corporation consummated the acquisition of First & Farmers Bancshares, Inc., in Somerset, Kentucky, the parent of First & Farmers Bank of Somerset in Somerset, Kentucky, and Bank of Cumberland in Burkesville, Kentucky. Cash in the amount of $76 million was paid for the acquisition which was accounted for as a purchase. At the date of acquisition, First & Farmers Bancshares, Inc. had total assets of $334 million, total loans of $185 million, and total deposits of $318 million. Goodwill and other intangibles resulting from the acquisition totaled $44 million.

      On March 5, 1999, the Corporation purchased 56 branches of First Chicago NBD Corporation in Indiana. In the transaction, the Corporation purchased $855 million of loans, acquired certain branch locations and equipment totaling $16 million, and assumed $1.7 billion of deposit liabilities. The premium paid (goodwill and other intangibles) for the purchase was approximately $274 million.

      Because the above purchase acquisitions, in the aggregate, are insignificant to the consolidated results of the Corporation, pro forma information has been omitted. Additionally, pro forma information for the branch purchase is not available due to lack of information available for operation of the branches on a historical basis. Reference is made to Note 2 of the consolidated financial statements on pages 45 through 47 of the 1998 Annual Report for information regarding acquisitions completed in 1998.

PENDING ACQUISITION

      On February 22, 1999, the Corporation and Republic Banking Corp. of Florida (Nasdaq:RBCF) (Republic), the parent company of Republic National Bank of Miami, Miami, Florida, entered into an agreement to merge. Union Planters Bank, National Association (the Bank or UPB) will acquire Republic National Bank's 25 Miami-Dade and two Broward County banking centers and approximately $1.6 billion in assets, $1.0 billion in loans, and $1.3 billion in total deposits. The purchase price is approximately $412 million in cash and it is expected the acquisition will close in mid-third quarter 1999. The transaction is subject to regulatory approval and approval of Republic's shareholders.

NOTE 3.  LOANS

      Loans are summarized by type as follows:

                                                         MARCH 31,
                                               ----------------------------    DECEMBER 31,
                                                   1999            1998           1998
                                               ------------    ------------    ------------
                                                          (DOLLARS IN THOUSANDS)
Commercial, financial, and agricultural....    $  4,147,118    $  3,361,118    $  3,543,925
Foreign....................................         183,318         180,804         197,120
Accounts receivable - factoring............         620,472         572,585         615,952
Real estate - construction.................       1,258,440       1,126,347       1,195,779
Real estate - mortgage
  Secured by 1-4 family residential........       5,755,943       5,764,528       5,647,520
  FHA/VA government-insured/guaranteed.....         617,854       1,228,769         759,911
  Other mortgage...........................       4,590,580       4,339,724       4,386,182
Home equity................................         528,915         460,657         482,665
Consumer
  Credit cards and related plans...........          82,698         573,437          96,091
  Other consumer...........................       2,692,095       2,622,388       2,622,402
Direct lease financing.....................          61,023          67,969          63,621
                                               ------------    ------------    ------------
          TOTAL LOANS......................    $ 20,538,456    $ 20,298,326    $ 19,611,168
                                               ============    ============    ============

      Nonperforming loans are summarized as follows:


                                                 MARCH 31,     DECEMBER 31,
                                               ------------    ------------
                                                   1999            1998
                                               ------------    ------------
                                                  (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
  Domestic.................................    $    170,785    $    150,378
  Foreign..................................              --              --
RESTRUCTURED LOANS.........................           4,195           5,612
                                               ------------    ------------
          TOTAL NONPERFORMING LOANS........    $    174,980    $    155,990
                                               ============    ============

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  ON NONACCRUAL STATUS.....................    $      8,369    $      9,232
                                               ============    ============

NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

      The changes in the allowance for losses on loans for the three months ended March 31, 1999 are summarized as follows (Dollars in thousands):

BALANCE, JANUARY 1, 1999...................    $    321,476
Provision for losses on loans..............          16,279
Recoveries of loans previously charged off.          11,452
Loans charged off..........................         (25,656)
Increase due to acquisitions...............          21,460
                                               ------------
BALANCE, MARCH 31, 1999....................    $    345,011
                                               ============

      As of March 31, 1999, the Corporation had an impaired loan totaling $11.9 million which had a valuation reserve recorded in the fourth quarter of 1998 of $7 million.

NOTE 5.  INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities are summarized as follows:

                                                                    MARCH 31, 1999
                                             ------------------------------------------------------------
                                                                     UNREALIZED
                                               AMORTIZED     ----------------------------
                                                 COST            GAINS          LOSSES        FAIR VALUE
                                             ------------    ------------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury..........................    $    352,649    $      3,360    $        298    $    355,711
  U.S. Government agencies
    Collateralized mortgage obligations..       3,264,389          10,356           8,868       3,265,877
    Mortgage-backed......................         724,128          11,463           1,263         734,328
    Other................................       1,330,365          11,461           2,816       1,339,010
                                             ------------    ------------    ------------    ------------
          Total U.S. Government
            obligations                         5,671,531          36,640          13,245       5,694,926
Obligations of states and political             1,352,957          48,647           2,404       1,399,200
  subdivisions...........................
Other stocks and securities..............       1,696,633          13,437           5,764       1,704,306
                                             ------------    ------------    ------------    ------------
          TOTAL AVAILABLE FOR SALE
          SECURITIES.....................    $  8,721,121    $     98,724    $     21,413    $  8,798,432
                                             ============    ============    ============    ============



                                                                   DECEMBER 31, 1998
                                             ------------------------------------------------------------
                                                                      UNREALIZED
                                               AMORTIZED     ----------------------------
                                                 COST            GAINS          LOSSES        FAIR VALUE
                                             ------------    ------------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury..........................    $    390,538    $      5,809    $         60    $    396,287
  U.S. Government agencies
    Collateralized mortgage obligations..       2,581,446          12,908           6,051       2,588,303
    Mortgage-backed......................         733,224          13,970             819         746,375
    Other................................       1,491,394          17,695             975       1,508,114
                                             ------------    ------------    ------------    ------------
          Total U.S. Government
            obligations..................       5,196,602          50,382           7,905       5,239,079
Obligations of states and political
subdivisions.............................       1,293,257          53,558           1,149       1,345,666
Other stocks and securities..............       1,718,711           4,168           5,921       1,716,958
                                             ------------    ------------    ------------    ------------
          TOTAL AVAILABLE FOR SALE
          SECURITIES.....................    $  8,208,570    $    108,108    $     14,975    $  8,301,703
                                             ============    ============    ============    ============


      Investment securities having a fair value of approximately $3.3 billion and $3.1 billion at March 31, 1999 and December 31, 1998, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank advances.

      The following table presents the gross realized gains and losses on available for sale investment securities for the three months ended March 31, 1999 and 1998 (Dollars in thousands).

                                1999        1998
                              --------    --------
Realized gains.........       $     67    $  5,925
Realized losses........             56          71

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                            THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------
                                                              1999          1998
                                                          ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  Gain on sale of FHA/VA loans.......................     $      5,317   $         --
  Customer ATM usage fees............................            5,192          4,169
  Brokerage fee income...............................            4,728          4,237
  Annuity sales income...............................            4,268          1,205
  Insurance commissions..............................            4,011          3,344
  Gain on sale of credit card portfolio..............            2,294             --
  Gain on sales of branches/deposits and other
    selected assets..................................            1,531          1,026
  Letters of credit fees.............................            1,358          1,337
  Earnings (loss) of unconsolidated subsidiaries.....               (1)         1,005
  Other income.......................................           14,148         20,747
                                                          ------------   ------------
          TOTAL OTHER NONINTEREST INCOME.............     $     42,846   $     37,070
                                                          ============   ============

OTHER NONINTEREST EXPENSE
  Communications.....................................     $      8,058   $      6,008
  Postage and carrier................................            7,285          6,765
  Other contracted services..........................            7,116          6,108
  Stationery and supplies............................            6,833          7,107
  Advertising and promotion..........................            6,691          5,003
  Amortization of mortgage servicing rights..........            5,857          4,292
  Other personnel services...........................            4,368          3,054
  Legal fees.........................................            3,313          2,307
  Merchant credit card charges.......................            3,150          2,725
  Travel.............................................            2,657          2,115
  Miscellaneous charge-offs..........................            2,386          2,711
  Consultant fees....................................            2,034          1,686
  Taxes other than income............................            1,730          2,996
  FDIC insurance.....................................            1,510          1,191
  Other real estate expense..........................            1,422          2,718
  Accounting and audit fees..........................            1,418          1,165
  Federal Reserve fees...............................            1,320            964
  Dues, subscriptions, and contributions.............            1,308          2,087
  Brokerage and clearing fees on trading activities..            1,076          1,491
  Insurance..........................................              536          1,027
  Provision for losses on FHA/VA foreclosure claims..              250            326
  Merger-related expenses............................               --          4,466
  Other expense......................................           12,573         13,839
                                                          ------------   ------------
          TOTAL OTHER NONINTEREST EXPENSE............     $     82,891   $     82,151
                                                          ============   ============

NOTE 7.  INCOME TAXES

      Applicable income taxes for the three months ended March 31, 1999, were $50.1 million, resulting in an effective tax rate of 34.0%. Applicable income taxes for the same period in 1998 were $55.8 million, resulting in an effective tax rate of 34.8%. The variances from federal statutory rates (35% for both years) are attributable to the level of tax-exempt income from investment securities and loans and the effect of state income taxes. The tax expense applicable to investment securities gains for the three months ended March 31, 1999 and 1998 were $4,000 and $2.3 million, respectively.

      At March 31, 1999, the Corporation had a net deferred tax asset of $181.3 million compared to $160.6 million at December 31, 1998. The net deferred tax asset includes a deferred liability related to the net unrealized gain on available for sale securities of $29.8 million and $35.9 million at those dates, respectively. Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.

NOTE 8.  BORROWINGS

SHORT-TERM BORROWINGS

      Short-term borrowings include federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances, and other short-term borrowings. Federal funds purchased arise from the Corporation's market activity with its correspondent banks and borrowing to meet liquidity needs and generally mature in one business day. Securities sold under agreements to repurchase are secured by U. S. Government and agency securities.

      Short-term borrowings are summarized as follows:

                                                                                   MARCH 31,
                                                                        ----------------------------   DECEMBER 31,
                                                                            1999            1998          1998
                                                                        ------------    ------------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
Balances at quarter end:
Federal funds purchased and securities sold under agreements to
  repurchase.......................................................     $  2,168,092    $  1,277,962   $  1,647,249
FHLB advances......................................................            2,000          45,077             --
Other short-term borrowings........................................            2,406          23,925            790
                                                                        ------------    ------------   ------------
          Total short-term borrowings..............................     $  2,172,498    $  1,346,964   $  1,648,039
                                                                        ============    ============   ============

Federal funds purchased and securities sold under agreements to
  repurchase Daily average balance.................................     $  1,754,258    $  1,296,375   $  1,454,025
  Weighted average interest rate...................................             4.42%           5.12%          5.17%

SHORT- AND MEDIUM-TERM SENIOR NOTES

      The Corporation's principal subsidiary, UPB, has a $5 billion senior and subordinated bank note program to supplement UPB's funding sources. Under the program UPB may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes), and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At March 31, 1999 and December 31, 1998, UPB had no Short-Term Senior Notes or Subordinated Notes outstanding under this program. A summary of the Medium-Term Senior Notes follows.

                               MARCH 31, 1999     DECEMBER 31, 1998
                              ---------------     -----------------
                                    (DOLLARS IN THOUSANDS)
Balances at period end...         $ 105,000            $ 105,000
Variable-rate notes......                --                   --
Fixed-rate notes.........           105,000              105,000
Range of maturities......     10/99 - 10/01        10/99 - 10/01

FEDERAL HOME LOAN BANK ADVANCES

      Certain of the Corporation's banking and thrift subsidiaries had outstanding advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At March 31, 1999, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                       MARCH 31,
                              --------------------------      DECEMBER 31,
                                  1999          1998             1998
                              -----------   ------------     ------------
                                         (DOLLARS IN THOUSANDS)
Balance at period end....     $   210,804    $ 1,133,191     $    279,992
Range of interest rates..     3.25 - 6.85%   3.25 - 8.95%    3.25% - 8.36%
Range of maturities......     2000 - 2015    1998 - 2017      1999 - 2015

OTHER LONG-TERM DEBT

      The Corporation's other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the 1998 Annual Report for additional information regarding these borrowings.

                                                                          MARCH 31,
                                                                 ---------------------------    DECEMBER 31,
                                                                     1999            1998           1998
                                                                 ------------   ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)
Corporation-Obligated Mandatorily Redeemable Capital
  Pass-through Securities of Subsidiary Trust holding
  solely a Corporation-Guaranteed Related Subordinated
Note (Trust Preferred Securities)...........................     $    199,018   $    198,982    $    199,009
Variable-rate asset-based certificates......................          275,000        275,000         275,000
6 3/4% Subordinated Notes due 2005..........................           99,610         99,551          99,595
6.25% Subordinated Notes due 2003...........................           74,761         74,709          74,748
6.5% Putable/Callable Subordinated Notes due 2018...........          301,670        301,856         301,716
Revolving loan..............................................               --         55,300          74,500
Subordinated notes of acquired entities due 1998 and 1999...            3,947         21,701           4,896
Other long-term debt........................................           15,404         13,116          24,276
                                                                 ------------   ------------    ------------
          TOTAL OTHER LONG-TERM DEBT........................     $    969,410   $  1,040,215    $  1,053,740
                                                                 ============   ============    ============

NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

      The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's common stock, is summarized as follows:

                                                                                 MARCH 31,
                                                                        ----------------------------   DECEMBER 31,
                                                                            1999            1998           1998
                                                                        ------------    ------------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
Preferred stock, without par value, 10,000,000 shares authorized
  Series F Preferred Stock
    300,000 shares authorized, none issued (1)........................  $         --    $        N/A   $        N/A
  Series E, 8% Cumulative, Convertible,
    Preferred Stock (stated at liquidation value of $25 per share),
     915,866 shares issued and outstanding (1,478,888 at March 31,
     1998 and 934,128 at December 31, 1998)...........................        22,897          36,972         23,353
                                                                        ------------    ------------   ------------
          TOTAL PREFERRED STOCK.......................................  $     22,897    $     36,972   $     23,353
                                                                        ============    ============   ============

--------------------

(1) At March 31, 1998 and December 31, 1998, the Corporation had authorized but unissued shares of Series A Preferred Stock related to a Shareholder Rights Plan. That plan expired January 19, 1999 and was replaced by a new Shareholder Rights Plan, which relates to a new Series F Preferred Stock. See Note 10 to the consolidated financial statements in the 1998 Annual Report.

NOTE 10.  EARNINGS PER SHARE

      The calculation of net earnings per share is summarized as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                               --------------------------------
                                                   1999                1998
                                               -------------      -------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER
                                                           SHARE DATA)
BASIC
  Net earnings.............................    $      97,350      $     104,461
    Less preferred dividends...............              458                633
                                               -------------      -------------
  Net earnings applicable to common shares.    $      96,892      $     103,828
                                               =============      =============
  Average common shares outstanding........      142,258,654        135,932,176
                                               =============      =============
  Net earnings per common share-- basic....    $         .68      $         .76
                                               =============      =============

DILUTED
  Net earnings.............................    $      97,350      $     104,461
  Elimination of interest on convertible                  83                398
    debt                                       -------------      -------------
  Net earnings applicable to common shares.    $      97,433      $     104,859
                                               =============      =============
  Average common shares outstanding........      142,258,654        135,932,176
  Stock option adjustment..................        1,008,992          1,834,525
  Preferred stock adjustment...............        1,159,488          2,337,596
  Effect of other dilutive securities......          247,731          1,309,831
                                               -------------      -------------
  Average common shares outstanding........      144,674,865        141,414,128
                                               =============      =============
  Net earnings per common share -- diluted..   $         .67      $         .74
                                               =============      =============

NOTE 11.  LINES OF BUSINESS REPORTING

                                                  THREE MONTHS ENDED MARCH 31, 1999
                                     -----------------------------------------------------------
                                                        OTHER
                                                      OPERATING        PARENT       CONSOLIDATED
                                        BANKING         UNITS          COMPANY          TOTAL
                                     ------------   ------------    ------------    ------------
                                                        (DOLLARS IN THOUSANDS)
Net interest income.............     $    278,477   $     19,346    $     (2,126)   $    295,697
Provision for losses on loans...          (14,999)        (1,280)             --         (16,279)
Noninterest income..............           63,516         53,312             173         117,001
Noninterest expense.............         (211,533)       (43,941)         (2,765)       (258,239)
Other significant items, net....            2,353          6,860              40           9,253
                                     ------------   ------------    ------------    ------------
Earnings before taxes...........     $    117,814   $     34,297    $     (4,678)   $    147,433
                                     ============   ============    ============    ============
Average assets..................     $ 29,211,564   $  2,894,861    $    243,605    $ 32,350,030
                                     ============   ============    ============    ============


                                                  THREE MONTHS ENDED MARCH 31, 1998
                                     -----------------------------------------------------------
                                                        OTHER
                                                      OPERATING        PARENT       CONSOLIDATED
                                        BANKING         UNITS          COMPANY          TOTAL
                                     ------------   ------------    ------------    ------------
                                                        (DOLLARS IN THOUSANDS)
Net interest income.............     $    275,460   $     27,530    $        760    $    303,750
Provision for losses on loans...          (21,162)       (12,050)             --         (33,212)
Noninterest income..............           72,671         40,426           1,382         114,479
Noninterest expense.............         (197,608)       (33,791)         (1,265)       (232,664)
Merger-related and other
  significant items.............            8,358             --            (416)          7,942
                                     ------------   ------------    ------------    ------------
Earnings before taxes...........     $    137,719   $     22,115    $        461    $    160,295
                                     ============   ============    ============    ============
Average assets..................     $ 26,456,964   $  3,209,429    $    274,072    $ 29,940,465
                                     ============   ============    ============    ============

--------------------

(1) Parent company noninterest income and earnings before taxes are net of the intercompany dividend eliminations of $84.6 million and $41.7 million for the three months ended March 31, 1999 and 1998, respectively.

NOTE 12.  CONTINGENT LIABILITIES

      The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1998 10-K and in Note 20 to the Corporation's consolidated financial statements on page 67 of the 1998 Annual Report. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

      Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the first quarter of 1999 in any of the pending or threatened actions that affected such opinion.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1998 Annual Report, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 1999 included in Part I hereof, and the supplemental financial data included in this discussion.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

      This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such statements are based on management's expectations as well as certain assumptions made by, and information available to, management. Specifically, this discussion contains forward-looking statements with respect to the following items:

      -     effects of projected changes in interest rates
      -     effects of changes in general economic conditions
      -     the adequacy of the allowance for losses on loans
      - the effect of legal proceedings on the Corporation's financial condition, results of operations, and liquidity
      - estimated charges related to pending acquisitions and estimated cost savings related to the integration of completed acquisitions and the consolidation of banking subsidiaries
      -     Year 2000 issues related to the Corporation and third parties

      When used in this discussion, the words "anticipate," "project," "expect," "believe," "should" and similar expressions are intended to identify forward-looking statements.

      These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, changes in banking laws and regulations, the Corporation's ability to execute its business plans, including its plan to address the Year 2000 issue, and the ability of third parties to address Year 2000 issues. Although the Corporation believes that the expectations reflected in the forward-looking statements are reasonable, actual results could differ materially.

SELECTED FINANCIAL DATA

      The following table presents selected financial highlights for the three-month periods ended March 31, 1999 and 1998.

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                            ---------------------------     PERCENTAGE
                                                1999           1998           CHANGE
                                            ------------   ------------    ------------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                               DATA)
Net earnings...........................     $    97,350    $   104,461             (7)%
  Per share
    Basic..............................             .68            .76            (11)
    Diluted............................             .67            .74             (9)
  Return on average assets.............            1.22%          1.41%
  Return on average common equity......           13.39          14.87
Cash earnings..........................     $   107,914    $   110,003             (2)
  Per share
    Basic..............................             .76            .80             (5)
    Diluted............................             .75            .78             (4)
  Return on average tangible assets....            1.37%          1.50%
  Return on average tangible common equity        17.84          16.99
Dividends per common share.............     $       .50    $       .50             --
Net interest margin (FTE)..............            4.22%          4.59%
Interest rate spread (FTE).............            3.50           3.79
Expense ratio..........................            1.61           1.54
Efficiency ratio.......................           58.13          53.52
Book value per common share............     $     21.19    $     21.12             --
Leverage ratio.........................            7.83%          9.71%
Common share prices
  High closing price...................     $     48.75    $     67.31
  Low closing price....................           43.00          58.38
  Closing price at quarter end.........           43.94          62.19

--------------------

Cash earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization.

Net interest margin = Net interest income (FTE) as a percentage of earning assets

Interest rate spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amortization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonrecurring expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS -- THREE MONTHS ENDED MARCH 31, 1999

      The following table presents a summary of the Corporation's operating results for the three months ended March 31, 1999 and 1998 identifying significant items impacting the results for the periods shown.

                           UNION PLANTERS CORPORATION
                         SUMMARY OF CONSOLIDATED RESULTS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 ------------   -------------
                                                                    (DOLLARS IN THOUSANDS)
Interest income...........................................       $    554,585   $    574,250
Interest expense..........................................           (258,888)      (270,500)
                                                                 ------------   ------------
     NET INTEREST INCOME..................................            295,697        303,750
PROVISION FOR LOSSES ON LOANS.............................            (16,279)       (33,212)
                                                                 ------------   ------------
     NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS          279,418        270,538
NONINTEREST INCOME
  Service charges on deposit accounts.....................             38,867         36,872
  Mortgage banking revenues...............................             27,487         21,645
  Bank card income........................................              2,960          9,885
  Factoring commissions...................................              7,028          7,304
  Trust service income....................................              6,710          6,281
  Profits and commissions from trading activities.........                345          1,848
  Other income............................................             33,604         30,644
                                                                 ------------   ------------
     Total noninterest income.............................            117,001        114,479
                                                                 ------------   ------------
NONINTEREST EXPENSE
  Salaries and employee benefits..........................            123,230        113,722
  Net occupancy expense...................................             20,235         18,236
  Equipment expense.......................................             19,020         17,040
  Goodwill and other intangibles amortization.............             12,863          5,853
  Other expense...........................................             82,891         77,813
                                                                 ------------   ------------
     Total noninterest expense............................            258,239        232,664
                                                                 ------------   ------------

EARNINGS BEFORE MERGER-RELATED CHARGES, OTHER SIGNIFICANT ITEMS,
   AND INCOME TAXES                                                   138,180        152,353

MERGER-RELATED CHARGES AND OTHER SIGNIFICANT ITEMS
  Gain on sale of the credit card portfolio...............              2,394             --
  Gain on securitization and sale of FHA/VA loans.........              5,317             --
  Net gain on sales of branches and other selected assets.              1,531          6,426
  Investment securities gains.............................                 11          5,854
  Merger-related expenses.................................                 --         (4,466)
  Other, net..............................................                 --            128
                                                                 ------------   ------------
     EARNINGS BEFORE INCOME TAXES.........................            147,433        160,295
Applicable income taxes...................................            (50,083)       (55,834)
                                                                 ------------   ------------
     NET EARNINGS.........................................       $     97,350   $    104,461
                                                                 ============   ============

NET EARNINGS..............................................       $     97,350   $    104,461
MERGER-RELATED CHARGES AND OTHER SIGNIFICANT ITEMS, NET OF TAXES       (5,654)        (3,131)
GOODWILL AND OTHER INTANGIBLES AMORTIZATION, NET OF TAXES.             10,564          5,542
                                                                 ------------   ------------
EARNINGS BEFORE MERGER-RELATED CHARGES, OTHER SIGNIFICANT ITEMS,
   GOODWILL AND OTHER INTANGIBLES AMORTIZATION, NET OF TAXES     $    102,260   $    106,872
                                                                 ============   ============

      The table which follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,                EPS
                                                          --------------------------      INCREASE
                                                              1999            1998        (DECREASE)
                                                          -----------    -----------     -----------
Net interest income-FTE                                   $      2.11    $      2.21     $      (.10)
Provision for losses on loans........................            (.11)          (.24)            .13
                                                          -----------    -----------     -----------
Net interest income after provision for losses on
loans-FTE............................................            2.00           1.97             .03
                                                          -----------    -----------     -----------
Noninterest income
  Service charges on deposit accounts................             .27            .26             .01
  Mortgage banking revenue...........................             .19            .15             .04
  Bank card income...................................             .02            .07            (.05)
  Factoring commissions..............................             .05            .05             --
  Trust service income...............................             .05            .05             --
  Profits and commissions from trading activities....             --             .01            (.01)
  Investment securities gains (losses)...............             --             .04            (.04)
  Other income.......................................             .28            .27             .01
                                                          -----------    -----------     -----------
          TOTAL NONINTEREST INCOME...................             .86            .90            (.04)
                                                          -----------    -----------     -----------
Noninterest expense
  Salaries and employee benefits.....................             .85            .80            (.05)
  Net occupancy expense..............................             .14            .13            (.01)
  Equipment expense..................................             .13            .12            (.01)
  Goodwill and other intangible amortization.........             .09            .04            (.05)
  Other expense......................................             .57            .59             .02
                                                          -----------    -----------     -----------
          TOTAL NONINTEREST EXPENSE..................            1.78           1.68            (.10)
                                                          -----------    -----------     -----------

  Earnings before income taxes-FTE...................            1.08           1.19            (.11)
Applicable income taxes-FTE..........................             .41            .45             .04
                                                          -----------    -----------     -----------
  Net earnings.......................................             .67            .74            (.07)
Less preferred stock dividends.......................              --             --              --
                                                          -----------    -----------     -----------
          DILUTED EARNINGS PER COMMON SHARE..........     $       .67    $       .74     $      (.07)
                                                          ===========    ===========     ===========

Change in net earnings applicable to diluted earnings
  per share using previous year average shares
  outstanding........................................                                    $      (.05)
Change in average shares outstanding.................                                           (.02)
                                                                                         ------------
Change in net earnings...............................                                    $      (.07)
                                                                                         ============

Average diluted shares (in thousands) ...............         144,675        141,414
                                                          ===========    ===========

--------------------

FTE = Fully taxable-equivalent basis

ACQUISITIONS

      The following tables present the estimated impact (as of March 31, 1999 and for the three months then ended compared to the same periods in 1998) on the balance sheet and statement of earnings of acquisitions accounted for as purchases, which were completed after March 31, 1998 and in the first quarter of 1999. The impact of certain acquisitions is estimated because the entities were merged immediately into existing operations of the Corporation.

                                                BALANCE AT DATE OF ACQUISITION
                                 ------------------------------------------------------------
                                    INDIANA         FLORIDA
                                    BRANCH          BRANCH           OTHER
                                   PURCHASE        PURCHASE      ACQUISITIONS       TOTAL
                                 ------------    ------------    ------------   -------------
                                                     (DOLLARS IN MILLIONS)
Cash and due from banks......    $         22    $      1,272    $         31   $      1,325
Interest-bearing deposits at
  financial institutions.....             745              --              46            791
Available for sale securities              --              --             262            262
Loans........................             855               2           1,022          1,879
Allowance for losses on loans             (15)             --             (18)           (33)
Premises and equipment, net..              16               5              19             40
Goodwill and other intangibles            274             110             128            512
Other assets.................               7              --              28             35
                                 ------------    ------------    ------------   ------------
          Total assets.......    $      1,904    $      1,389    $      1,518   $      4,811
                                 ============    ============    ============   ============

Total deposits...............    $      1,698    $      1,383    $      1,259   $      4,340
Short-term borrowings........             198              --              38            236
Long-term debt...............              --              --              20             20
Other liabilities............               8               6              22             36
                                 ------------    ------------    ------------   ------------
          Total liabilities..    $      1,904    $      1,389    $      1,339   $      4,632
                                 ============    ============    ============   ============


                                     NET IMPACT OF ACQUISITIONS
                                         THREE MONTHS ENDED
                                     MARCH 31, 1999 VERSUS 1998
                                     --------------------------
                                       (DOLLARS IN THOUSANDS)
Net interest income.............           $     15,935
Provision for losses on loans...                   (102)
Noninterest income..............                  2,825
Noninterest expense.............                (19,068)
                                           ------------
Earnings before taxes...........           $       (410)
                                           ============


                         FIRST QUARTER EARNINGS OVERVIEW

      For the first quarter of 1999, the Corporation reported earnings of $97.4 million, or $.67 per diluted common share. This compares to net earnings for the same period in 1998 of $104.5 million, or $.74 per diluted common share. Cash earnings for the first quarter of 1999 were $107.9 million, or $.75 per diluted common share compared to $110.0, or $.78 per diluted common share for the same period in 1998. The cash earnings resulted in an annualized return on average tangible assets of 1.37% and an annualized return on average tangible common equity of 17.84% for the first quarter of 1999 which compares to 1.50% and 16.99%, respectively, for the same period in 1998.

      The decrease in net earnings in 1999 is attributable primarily to a decline in net interest income and higher noninterest expenses, goodwill and other intangibles amortization and noninterest expenses related to acquired entities accounted for as purchase acquisitions. Offsetting these items was a decrease in the provision for losses on loans. The following is a more complete discussion and analysis of the first quarter of 1999 operating results compared to the same period in 1998.

                                EARNINGS ANALYSIS

NET INTEREST INCOME

      Net interest income (FTE) for the first quarter of 1999 was $305.1 million which compares to $312.0 million for the first quarter of 1998 and $306.7 million for the fourth quarter of 1998. The 2% decline in net interest income between the first quarter of 1999 and 1998 resulted primarily from a decrease in yields on earning assets partially offset by a corresponding decrease in the rates paid on interest-bearing liabilities. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

      The net interest margin for the first quarter of 1999 was 4.22% which compares to 4.59% and 4.24%, respectively, for the first and fourth quarters of 1998. The interest-rate spread decreased to 3.50% for the first quarter of 1999 from 3.79% for the same period in 1998 and increased compared to 3.46% for the fourth quarter of 1998.

      Net interest income has declined over the last two years. The decline is due to the following factors:

      - Over this period lower mortgage rates have resulted in a high level of refinancing activity by borrowers. This has resulted in prepayments on mortgage-backed investments and single family mortgage loans, approximately 39% of earning assets at March 31, 1999. The prepayments have forced the Corporation to reinvest the funds at lower interest rates.
      - The sale of the credit card portfolio (approximately $440 million of loans in the fourth quarter of 1998 and approximately $20 million of loans in the first quarter of 1999), a portfolio yielding approximately 12%, lowered the overall yield on earnings assets.
      - The securitization and sale of FHA/VA loans (approximately $132 million of loans with a weighted average yield of approximately 9.7% in the first quarter of 1999 and approximately $381 million of loans with a weighted average yield of approximately 9.9% in the second quarter of 1998) has lowered the overall yield on earning assets.
      - The investment of funds received in the Florida and Indiana branch purchases has been invested primarily in investment securities, a lower yielding investment alternative than loans.
      - Net interest income was impacted by lower net interest margins related to acquired banks.

      Emphasis is being placed on reducing high cost borrowings of acquired entities to improve their margins. Additionally, standard pricing of basic transaction accounts and standard terms on other depository products currently are being implemented which should produce improvements to the net interest margin. Over the longer term, more guidance and day-to-day discipline in pricing both assets and liabilities should also produce improvements in the margin. Growth of loans is being emphasized and should produce improvements in the margin since the growth would be funded by lower yielding investment securities. The Corporation's current loan to deposit ratio at 77% provides capacity for growth.

INTEREST INCOME

      The following table presents a breakdown of average earning assets for the first quarter of 1999 and the first and fourth quarters of 1998.

                                                                   THREE MONTHS ENDED
                                                        --------------------------------------
                                                               MARCH 31,
                                                        ----------------------    DECEMBER 31,
                                                          1999         1998           1998
                                                        ---------    ---------    ------------
                                                                  (DOLLARS IN BILLIONS)
Average earning assets                                   $  29.3      $  27.6      $   28.7
  Comprised of:
    Loans.........................................            70%          75%           70%
    Investment securities.........................            29           22            28
    Other earning assets .........................             1            3             2
--------------------

Fully  taxable-equivalent  yield on  average  earning
assets............................................          7.80%        8.56%         8.05%

      Interest income (FTE) decreased $18.4 million for the first quarter of 1999 compared to the same period in 1998. The decrease is attributable primarily to a decrease in the yield on average earning assets from 8.56% for the first quarter of 1998 to 7.80% for the first quarter of 1999, which equated to a $46.0 million decrease in interest income. The lower yield is attributable to the factors discussed above. This decrease was partially offset by an increase in average earning assets, which increased interest income, approximately $27.6 million. Compared to the fourth quarter of 1998, interest income decreased approximately $24.5 million due to a decline in the average yield on average earning assets. This decrease was partially offset by a $6.0 million increase due to growth of average earnings assets.

INTEREST EXPENSE

      The following table presents a breakdown of average interest-bearing liabilities for the first quarter of 1999 and the first and fourth quarters of 1998.

                                                                   THREE MONTHS ENDED,
                                                      --------------------------------------------
                                                              MARCH 31,
                                                      --------------------------      DECEMBER 31,
                                                         1999            1998             1998
                                                      ----------      ----------      ------------
                                                                  (DOLLARS IN BILLIONS)
Average interest-bearing liabilities                  $     24.4      $     23.0      $     23.8
  Comprised of:
    Deposits......................................            86%             85%             87%
    Short-term borrowings.........................             7               6               6
    FHLB advances and long-term debt..............             7               9               7
--------------------

Rate paid on average interest-bearing liabilities.          4.30%           4.77%           4.59%

      Interest expense decreased $11.6 million in the first quarter of 1999 compared to the same period in 1998. The decrease is due primarily to a decrease in the rates paid on average interest-bearing liabilities which accounted for approximately $22.8 million of the decrease. The average rate paid was 4.30% for the first quarter of 1999 compared to 4.77% for the same period in 1998. This decrease was partially offset by a $1.4 billion increase in average interest-bearing liabilities, primarily due to the Florida Branch Purchase in the third quarter of 1998, which increased interest expense approximately $11.2 million. The Indiana Branch Purchase completed on March 5, 1999 did not have as significant an impact (average impact was approximately $418 million for the quarter). Compared to the fourth quarter of 1998, interest expense decreased $16.9 million. A decrease in the average rate paid on average interest-bearing liabilities accounted for $19.9 million of the decrease in interest expense and was partially offset by an approximate $3.0 million increase due to an increase in average interest-bearing liabilities, primarily related to acquisitions.

PROVISION FOR LOSSES ON LOANS

      The provision for losses on loans for the first quarter of 1999 was $16.3 million, or .33% of average loans on an annualized basis, compared to $33.2 million, or .70% of average loans, for the same period in 1998. The decrease in the provision for losses on loans for the first quarter of 1999 was due primarily to the sale of substantially all of the credit card portfolio, which resulted in a decline in the provision of approximately $10.5 million. The remaining decrease was primarily due to lower provisions for losses on loans related to entities acquired in 1998. Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

NONINTEREST INCOME

      Noninterest income for the first quarter of 1999 was $126.3 million, almost level with the first quarter of 1998 and a decrease of $71.5 million from the fourth quarter of 1998. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The increase in noninterest income for the first quarter of 1999 compared to the same period in 1998 is attributable primarily to the following items:

      -     $5.8 million increase in mortgage banking revenues
      - $5.3 million increase related to the securitization and sale of FHA/VA loans

      -     $3.1 million increase in annuity sales income
      - $3.0 million increase in service charges on deposit accounts and transaction related fees
      - $2.2 million gain related to the sale of the remaining portion of the credit card portfolio

      These increases in noninterest income were offset by the following items:

      - $6.9 million decrease in bank card income due to the sale of the credit card portfolio
      -     $5.8 million decrease in investment securities gains
      - $5.4 million decrease due to a gain on the sale of an investment in the first quarter of 1998 by an acquired entity
      -     $1.5 million decline in trading profits and commission

      The increase in mortgage banking revenues is attributable to higher volume levels resulting from the high level of refinancing activity in the current low interest rate environment. The increase resulting from the securitization and sale of FHA/VA loans related to the sale of approximately $132 million of FHA/VA loans with a weighted-average interest rate of 9.67% during the first quarter of 1999. The growth of annuity sales income is the result of greater efforts on increasing this fee income source. Growth of service charges on deposits and other transaction related fees is attributable to acquired entities and increased levels of activity. The decrease in profits and commissions from trading activities, primarily SBA loans, was due to trading losses taken during the quarter. Volume levels remained strong during the quarter and profits and commission are expected to improve in the second quarter of 1999.

      The decrease in noninterest income from the fourth quarter of 1998 related primarily to the sale of the credit card portfolio in the fourth quarter of 1998, which resulted in a gain of approximately $72.7 million and investment securities gains of $6.0 million.

NONINTEREST EXPENSE

      Noninterest expense for the first quarter of 1999 increased $21.2 million to $258.2 million which compares to $237.0 million for the first quarter of 1999 and $264.6 million (before merger-related and other significant charges of $97.5 million) for the fourth quarter of 1998. The major components of noninterest expense are detailed on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The increase in noninterest expense for the first quarter of 1999 compared to the same period in 1998 relates primarily to the following items:

      -     $9.5 million increase in salaries and employee benefits
            (approximately $7.0 million related to acquisitions)
      -     $4.0 million increase in occupancy and equipment expense
            (approximately $2.4 million related to acquisitions)
      - $7.0 million increase in goodwill and other intangibles amortization related to purchase acquisitions and branch purchases
      -     $2.1 million increase in communications expense
      - $1.7 million increase in advertising expense, related primarily to acquisitions
      -     $1.6 million increase in amortization of mortgage servicing rights
      -     $4.5 million decrease in merger-related expenses

      The largest component of noninterest expense, salaries and employee benefits, was $123.2 million for the first quarter of 1999 compared to $113.7 million for the same quarter last year and compared to $131.9 million for the fourth quarter of 1998. Full-time-equivalent employees at March 31, 1999 were 13,160 compared to 12,332 at March 31, 1998 and 12,330 at December 31, 1998.
Acquisitions completed in the first quarter of 1999 added approximately 879 full-time equivalent employees (primarily the Indiana Branch Purchase which added approximately 625 full-time equivalent employees).

      Management continues to anticipate cost savings related to integration of acquired entities and consolidation of existing operations. Some savings are expected each quarter of 1999 but the total savings are not expected to be fully implemented until the fourth quarter of 1999 or early in 2000. Reference is made to the discussion under the heading "Acquisitions - Operating Philosophy" on pages 12 and 13 of the 1998 Annual Report.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                                      MARCH 31,
                                                   --------------------------------------------------------------------------------
                                                                     1999                                      1998
                                                   ---------------------------------------   --------------------------------------
                                                                   INTEREST        FTE                        INTEREST      FTE
                                                      AVERAGE       INCOME/       YIELD/        AVERAGE        INCOME/     YIELD/
                                                      BALANCE       EXPENSE        RATE         BALANCE        EXPENSE      RATE
                                                   ------------- -------------  ----------   -------------  ------------  ---------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at
    Financial institutions....................     $    120,476  $        987        3.32%   $     36,013   $        508      5.72%
  Federal funds sold and securities
    purchased under agreements to resell......           75,954           869        4.64         502,534          6,834      5.52
  Trading account assets......................          238,811         3,595        6.11         183,193          3,020      6.69
  Investment securities (1) (2)
    Taxable...................................        7,127,846       106,580        6.06       5,252,084         84,178      6.50
    Tax-exempt................................        1,319,689        25,746        7.91         955,557         19,178      8.14
                                                   ------------  ------------                ------------   ------------
          Total investment securities.........        8,447,535       132,326        6.35       6,207,641        103,356      6.75
  Loans, net of unearned income (1) (3) (4)...       20,453,815       426,254        8.45      20,659,133        468,760      9.20
                                                   ------------  ------------                ------------   ------------
          TOTAL EARNING ASSETS (1) (2) (3) (4)       29,336,591       564,031        7.80      27,588,514        582,478      8.56
                                                                 ------------                               ------------
  Cash and due from banks.....................        1,008,050                                   940,503
  Premises and equipment......................          566,337                                   536,304
  Allowance for losses on loans...............         (342,679)                                 (331,462)
  Goodwill and other intangibles..............          491,474                                   221,256
  Other assets................................        1,290,257                                   985,350
                                                   ------------                              ------------
          TOTAL ASSETS........................     $ 32,350,030                              $ 29,940,465
                                                   ============                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts.......................     $  3,564,252  $     33,428        3.80%   $  3,150,242   $     29,801      3.84%
  Savings deposits............................        5,047,427        20,622        1.66       4,252,844         23,863      2.28
  Certificates of deposit of
    $100,000 and over.........................        2,492,888        33,480        5.45       2,817,107         40,855      5.88
  Other time deposits.........................        9,879,643       125,474        5.15       9,355,026        125,732      5.45
  Short-term borrowings.......................        1,756,829        19,254        4.44       1,387,180         17,710      5.18
  Long-term debt
    Federal Home Loan Bank advances...........          595,347         7,350        5.01       1,139,616         14,180      5.05
    Subordinated capital notes................          480,702         7,849        6.62         230,686          4,297      7.55
    Medium-term bank notes....................          105,000         1,761        6.80         135,000          2,236      6.72
    Trust Preferred Securities................          199,013         4,128        8.41         198,978          4,128      8.41
    Other.....................................          306,745         5,542        7.33         331,974          7,698      9.40
                                                   ------------  ------------                ------------   ------------
          TOTAL INTEREST-BEARING LIABILITIES..       24,427,846       258,888        4.30      22,998,653        270,500      4.77
  Noninterest-bearing demand deposits.........        4,303,509            --                   3,393,327             --
                                                   ------------  ------------                ------------   ------------
          TOTAL SOURCES OF FUNDS..............       28,731,355       258,888                  26,391,980        270,500
  Other liabilities...........................          661,842                                   669,102
  Shareholders' equity........................
     Preferred stock..........................           23,190                                    46,752
     Common equity............................        2,933,643                                 2,832,631
                                                   ------------                              ------------
          Total shareholders' equity..........        2,956,833                                 2,879,383
                                                   ------------                              ------------
           TOTAL LIABILITIES AND SHAREHOLDERS'     $ 32,350,030                              $ 29,940,465
                                                   ============                              ============
EQUITY........................................

NET INTEREST INCOME (1).......................                   $    305,143                               $    311,978
                                                                 ============                               ============
INTEREST-RATE SPREAD (1)......................                                       3.50%                                    3.79%
                                                                                     ====                                     ====
NET INTEREST MARGIN (1).......................                                       4.22%                                    4.59%
                                                                                     ====                                     ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans.....................................                   $      1,160                               $      2,985
    Investment securities.....................                          8,286                                      5,243
                                                                 ------------                               ------------
          TOTAL...............................                   $      9,446                               $      8,228
                                                                 ============                               ============

----------------------

(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.
(3) Includes loan fees in both interest income and the calculation of the yield on income.
(4)   Includes loans on nonaccrual status.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                  1999 VERSUS 1998
                                                                    -------------------------------------------
                                                                         INCREASE (DECREASE)
                                                                        DUE TO CHANGE IN: (1)
                                                                    ----------------------------       TOTAL
                                                                       AVERAGE         AVERAGE        INCREASE
                                                                       VOLUME           RATE         (DECREASE)
                                                                    ------------    ------------    ------------
                                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions...........    $        776    $       (297)   $       479
  Federal funds sold and securities purchased under agreements
  to resell.....................................................          (5,026)           (939)        (5,965)
  Trading account assets........................................             864            (289)           575
  Investment securities (FTE)...................................          35,631          (6,661)        28,970
  Loans, net of unearned income (FTE)...........................          (4,617)        (37,889)       (42,506)
                                                                    ------------    ------------    -----------
          TOTAL INTEREST INCOME.................................          27,628         (46,075)       (18,447)
                                                                    ============    ============    ===========

INTEREST EXPENSE
  Money market accounts.........................................           3,896            (269)         3,627
  Savings deposits..............................................           4,082          (7,323)        (3,241)
  Certificates of deposit of $100,000 and over..................          (4,490)         (2,885)        (7,375)
  Other time deposits...........................................           7,010          (7,268)          (258)
  Short-term borrowings.........................................           4,356          (2,812)         1,544
  Long-term debt................................................          (3,667)         (2,242)        (5,909)
                                                                    ------------    ------------    -----------
          TOTAL INTEREST EXPENSE................................          11,187         (22,799)       (11,612)
                                                                    ------------    ------------    -----------
CHANGE IN NET INTEREST INCOME (FTE).............................    $     16,441    $    (23,276)   $    (6,835)
                                                                    ============    ============    ===========

PERCENTAGE DECREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD                                        (2.19)%

--------------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                               FINANCIAL CONDITION

      The Corporation's total assets were $33.7 billion at March 31, 1999 compared to $30.4 billion at March 31, 1998 and $31.7 billion at December 31, 1998. Average assets were $32.4 billion for the first quarter of 1999 compared to $29.9 billion for the first quarter of 1998. Banks acquired and the Indiana and Florida Branch Purchases were the primary reasons for the growth of total assets both at period end and on average. See the "Acquisitions" section of this discussion and Note 2 to the unaudited interim consolidated financial statements for additional information regarding the impact of acquisitions.

INVESTMENT SECURITIES

      The Corporation's investment securities portfolio of $8.8 billion at March 31, 1999 consisted entirely of available for sale securities which are carried on the balance sheet at fair value. This compares to investment securities of $6.7 billion and $8.3 billion at March 31, 1998 and December 31, 1998, respectively. At March 31, 1999, March 31, 1998, and December 31, 1998, these securities had net unrealized gains of $77.3 million, $57.8 million, and $93.1 million, respectively. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at March 31, 1999 and December 31, 1998.

      The increase in the investment securities resulted from the investment of funds received in exchange for assuming deposit liabilities in the Indiana and Florida Branch Purchases. Reference is made to the "Acquisitions" section of this discussion for the estimated impact of these transactions.

      U.S. Treasury and U.S. Government agency obligations represented approximately 64.7% of the investment securities portfolio at March 31, 1999, 70.2% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues. The

Corporation has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and Market Risk and Asset/Liability Management" discussions for information regarding the market-risk in the investment securities portfolio.

      The limited credit risk in the investment securities portfolio at March 31, 1999 consisted of 16.3% of investment grade CMOs, 15.9% of municipal obligations, and 3.1% of other stocks and securities (primarily equity securities and Federal Reserve Bank and Federal Home Loan Bank Stock).

      At March 31, 1999, the Corporation had approximately $40.7 million of structured notes, which constituted approximately .5% of the investment securities portfolio. Structured notes have uncertain cash flows which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are U. S. Government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index-amortizing notes.

LOANS

      Loans, net of unearned income, at March 31, 1999 were $20.5 billion compared to $20.3 billion and $19.6 billion at March 31, 1998 and December 31, 1998, respectively. Average loans for the first quarter of 1999 were $20.5 billion compared to $20.7 billion for the first quarter of 1998 and $20.2 billion for the fourth quarter of 1998. Note 3 to the unaudited interim consolidated financial statements included in Part I. Item 1 of this report presents the composition of the loan portfolio.

      Excluding the FHA/VA government-insured/guaranteed loans, loans were $19.9 billion at March 31, 1999, an increase of approximately $900 million from March 31, 1998 and an increase of $1.1 billion from December 31, 1998. The increase relates primarily to acquisitions which increased loans approximately $1.9 billion and $1.4 billion, respectively, compared to March 31, 1998 and December 31, 1998. On average, acquisitions increased loans approximately $1.1 billion for the first quarter of 1999 compared to the same period in 1998 and increased loans approximately $637 million compared to the fourth quarter of 1998. Also impacting loan volumes was the sale of the credit card portfolio in the fourth quarter of 1998, which reduced loans approximately $440 million. During the first quarter of 1999 an additional $20 million of the sale settled. Loan volumes have also been impacted by the high level of refinancing activity related to residential mortgage loans which has reduced this category of loans.

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

      The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the three-month periods ended March 31, 1999 and 1998 and for the year ended December 31, 1998.

                                                                      THREE MONTHS ENDED        YEAR ENDED
                                                                           MARCH 31,            DECEMBER 31,
                                                                 ---------------------------    ------------
                                                                     1999           1998            1998
                                                                 ------------   ------------    ------------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE AT THE BEGINNING OF PERIOD..........................     $    321,476   $    324,474    $    324,474
LOANS CHARGED OFF
  Commercial, financial, and agricultural...................            8,164          4,985          65,815
  Foreign...................................................               --             --           1,831
  Real estate - construction................................              424          1,448           3,714
  Real estate - mortgage....................................            7,626          2,079          28,654
  Credit cards and related plans............................            1,193         17,276          50,723
  Consumer..................................................            7,958          8,096          64,435
  Direct lease financing....................................              291              4             125
                                                                 ------------   ------------    ------------
          Total charge-offs.................................           25,656         33,888         215,297
                                                                 ------------   ------------    ------------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural...................            3,864          2,241           8,931
  Foreign...................................................               96             --              20
  Real estate - construction................................              539             83             310
  Real estate - mortgage....................................            1,139          1,104           5,825
  Credit cards and related plans............................              378          1,119           4,113
  Consumer..................................................            5,435          2,468           9,812
  Direct lease financing....................................                1             --               5
                                                                 ------------   ------------    ------------
          Total recoveries..................................           11,452          7,015          29,016
                                                                 ------------   ------------    ------------

Net charge-offs.............................................          (14,204)       (26,873)       (186,281)
Provision charged to expense................................           16,279         33,212         204,056
Allowance related to the sale of certain loans..............               --             --         (36,693)
Increase due to acquisitions................................           21,460          3,330          15,920
                                                                 ------------   ------------    ------------
          BALANCE AT END OF PERIOD..........................     $    345,011   $    334,143    $    321,476
                                                                 ============   ============    ============

Total loans, net of unearned income, at end of period.......     $ 20,504,943   $ 20,261,612    $ 19,576,826
Less: FHA/VA government insured/guaranteed loans............          617,854      1,228,769         759,911
                                                                 ------------   ------------    ------------

          LOANS USED TO CALCULATE RATIOS....................     $ 19,887,089   $ 19,032,843    $ 18,816,915
                                                                 ============   ============    ============

Average total loans, net of unearned income, during period..     $ 20,453,815   $ 20,659,133    $ 20,498,773
Less: Average FHA/VA government-insured/guaranteed loans....          688,883      1,280,381         958,921
                                                                 ------------   ------------    ------------

          AVERAGE LOANS USED TO CALCULATE RATIOS............     $ 19,764,932   $ 19,378,752    $ 19,539,852
                                                                 ============   ============    ============

RATIOS (1):
  Allowance at end of period to loans, net of unearned income            1.73%          1.76%           1.71%
  Charge-offs to average loans, net of unearned income (2)..              .53            .71            1.10
  Recoveries to average loans, net of unearned income (2)...              .24            .15             .15
  Net charge-offs to average loans, net of unearned income (2)            .29            .56             .95
  Provision to average loans, net of unearned income (2)....              .33            .70            1.04

--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2)   Amounts annualized for March 31, 1999 and 1998.

      The allowance at March 31, 1999, was $345.0 million, an increase of $23.5 million from December 31, 1998, and compared to $334.1 million at March 31, 1998. The increase from December 31, 1998 relates primarily to first quarter 1999 purchase acquisitions which increased the allowance $21.5 million. Net charge-offs for the first quarter of 1999 were $14.2 million compared to $26.9 million and $80.6 million for the first and fourth quarters of 1998, respectively. The sale of the Corporation's credit card portfolio reduced net charge-offs approximately $15 million between the first quarters of 1999 and 1998. Net charge-offs for the fourth quarter of 1998 were abnormally high due to the Corporation dealing aggressively with certain problem credits related to acquired entities.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                                     MARCH 31,
                                                                           ----------------------------     DECEMBER 31,
                                                                               1999            1998            1998
                                                                           ------------    ------------    ------------
                                                                                      (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
  Domestic.............................................................    $    170,785    $    141,917    $    150,378
  Foreign..............................................................              --              51              --
RESTRUCTURED LOANS.....................................................           4,195           6,928           5,612
                                                                           ------------    ------------    ------------
          TOTAL NONPERFORMING LOANS....................................         174,980         148,896         155,990
                                                                           ------------    ------------    ------------

FORECLOSED PROPERTY
  Other real estate owned, net.........................................          26,052          34,049          23,937
  Other foreclosed property............................................           2,908           5,049           2,670
                                                                           ------------    ------------    ------------
          TOTAL FORECLOSED PROPERTIES..................................          28,960          39,098          26,607
                                                                           ------------    ------------    ------------

          TOTAL NONPERFORMING ASSETS...................................    $    203,940    $    187,994    $    182,597
                                                                           ============    ============    ============

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
  Domestic.............................................................    $     50,906    $     51,561    $     48,626
  Foreign..............................................................              --              --              --
                                                                           ------------    ------------    ------------
          TOTAL LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST $     50,906    $     51,561    $     48,626
                                                                           ============    ============    ============

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans past due 90 days or more and still accruing interest...........    $    329,742    $    438,038    $    355,124
  Nonaccrual...........................................................           8,369          13,606           9,232

RATIOS (1):
  Nonperforming loans as a percentage of loans.........................             .88%            .78%            .83%
  Nonperforming assets as a percentage of loans plus foreclosed properties         1.02             .99             .97
  Allowance for losses on loans as a percentage of nonperforming loans.             197             224             206
  Loans past due 90 days or more and still accruing interest as a
  percentage of loans....................................................           .26             .27             .26

--------------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

      The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

                                                                                          LOANS PAST DUE 90 DAYS
                                                        NONACCRUAL LOANS (1)                   OR MORE (1)
                                                   -----------------------------    -------------------------------
                                                     MARCH 31,      DECEMBER 31,        MARCH 31,      DECEMBER 31,
                                                       1999             1998              1999             1998
                                                   ------------     ------------      ------------     ------------
                                                                        (DOLLARS IN THOUSANDS)
LOAN TYPE
  Secured by single family residential.....        $     71,297     $     73,433      $     11,990     $     12,991
  Secured by nonfarm nonresidential........              33,209           25,242             7,279            8,193
  Other secured real estate................              13,421           17,616             6,592            5,387
  Commercial, financial, and agricultural,
    including foreign loans and direct lease
    financing..............................              45,028           26,831            20,591           15,041
  Credit cards and related plans...........                  28               58               132            2,044
  Other consumer...........................               7,802            7,198             4,322            4,970
                                                   ------------     ------------      ------------     ------------
          TOTAL............................        $    170,785     $    150,378      $     50,906     $     48,626
                                                   ============     ============      ============     ============

--------------------

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

      LOANS OTHER THAN FHA/VA LOANS. As a percentage of loans and foreclosed properties, nonperforming assets were 1.02% at March 31, 1999 compared to .99% at March 31, 1998 and .97% at December 31, 1998. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 197% at March 31, 1999, which compares to 224% at March 31, 1998 and 206% at year end 1998.

      The majority of the increase in nonaccrual loans related primarily to two loans, a healthcare related factoring loan totaling $7.8 million and a commercial real estate development loan totaling $4.8 million (an additional $4.8 million was charged-off during the first quarter). The healthcare lending group (portfolio of approximately $40 million) has been experiencing problems and the Corporation is taking steps to reduce its exposure to this type of lending.

      Loans past due 90 days or more and still accruing interest totaled $50.9 million, or .26% of loans, at March 31, 1999 compared to $51.6 million, or .27%, and $48.6 million, or .26% of loans, at March 31, 1998 and December 31, 1998, respectively. The preceding table details the composition of these loans.

      FHA/VA LOANS. FHA/VA government-insured/guaranteed loans (FHA/VA loans) do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $329.7 million at March 31, 1999 which compared to $438.0 million and $355.1 million at March 31, 1998 and December 31, 1998, respectively. The decrease in past due loans relates to a decline in the overall volume of these loans. At March 31, 1999, March 31, 1998, and December 31, 1998, $8.4 million, $13.6 million and $9.2 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

POTENTIAL PROBLEM ASSETS

      Potential problem assets are assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets were loans which became nonperforming. At March 31, 1999, the Corporation had potential problem assets of $68.9 million, composed of 28 loans.

DEPOSITS

      The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation.

                                                                   AVERAGE DEPOSITS
                                               ---------------------------------------------------
                                                    THREE MONTHS ENDED
                                                         MARCH 31,              THREE MONTHS ENDED
                                               ----------------------------          DECEMBER 31,
                                                   1999            1998                 1998
                                               ------------    ------------      -----------------
                                                         (DOLLARS IN THOUSANDS)
Demand deposits............................    $  4,303,509    $  3,393,327        $   3,854,463
Money market accounts (1)..................       3,564,252       3,150,242            3,093,909
Savings deposits (2).......................       5,047,427       4,252,844            4,962,920
Other time deposits (3)....................       9,879,643       9,355,026            9,904,602
                                               ------------    ------------        -------------
          Total core deposits..............      22,794,831      20,151,439           21,815,894
Certificates of deposit of $100,000 and over      2,492,888       2,817,107            2,714,815
                                               ------------    ------------        -------------
          Total average deposits ..........    $ 25,287,719    $ 22,968,546        $  24,530,709
                                               ============    ============        =============

--------------------

(1) Includes money market savings accounts, High Yield accounts, and super NOW accounts.
(2)   Includes regular and premium savings accounts and NOW accounts.
(3) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

      Average deposits for the first quarter of 1999 were $25.3 billion, which represents increases of $2.3 billion and $757 million, respectively, from the average deposits for the first quarter of 1998 and the fourth quarter of 1998. The majority of the increase relates to banks acquired and to the branch purchases in Indiana and Florida.

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

      Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At March 31, 1999, the parent company had cash and cash equivalents totaling $164.9 million and net working capital of $260.9 million. At April 1, 1999, the Corporation's banking subsidiaries could have paid dividends totaling $296 million without prior regulatory approval. The actual amount of dividends that will be paid in the second quarter of 1999 will be limited by management to approximately $71 million due to capital and liquidity requirements of individual financial institutions. The payment of additional dividends by the Corporation's subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends, servicing of its debt, and cash needed for acquisitions.

SHAREHOLDERS' EQUITY

      The Corporation's total shareholders' equity increased by $60 million from December 31, 1998 to $3.0 billion at March 31, 1999. The increase was due to the following:

- $25.1 million increase due to net retained earnings (net earnings less dividends)
- $33.1 million increase due to stock issued for acquisitions, net of shares repurchased
- $11.4 million increase due to stock issued under employee benefit plans and conversion of debt of an acquired entity
- $ 9.8 million decrease due to the net change in the unrealized gain on available for sale investment securities

CAPITAL ADEQUACY

The following table presents capital adequacy information for the Corporation:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        -------------------------   DECEMBER 31,
                                                           1999          1998           1998
                                                        -----------   -----------   ------------
CAPITAL ADEQUACY DATA
  Total shareholders' equity/total assets (at period
  end)............................................          9.04%        9.60%         9.42%
  Average shareholders' equity/average total assets         9.14         9.62          9.54
  Tier 1 capital/unweighted average assets (leverage
  ratio) (1)........................................        7.83         9.71          8.86

--------------------

(1) Based on period-end capital and quarterly adjusted average assets.

      The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        ----------------------------   DECEMBER 31,
                                                                            1999            1998           1998
                                                                        ------------    ------------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
  Shareholders' equity.............................................     $  3,043,909    $  2,920,163   $  2,984,078
  Trust Preferred Securities and minority interest in consolidated           202,206         216,433        202,197
  subsidiaries.....................................................
  Less:  Goodwill and other intangibles............................         (720,871)       (213,406)      (381,601)
         Disallowed deferred tax asset.............................           (1,139)         (1,578)        (1,144)
         Unrealized gain on available for sale securities..........          (47,463)        (36,571)       (57,245)
                                                                        ------------    ------------   ------------
          TOTAL TIER 1 CAPITAL                                             2,476,642       2,885,041      2,746,285
TIER 2 CAPITAL
  Allowance for losses on loans ...................................          272,214         250,090        258,173
  Qualifying long-term debt........................................          461,089         476,116        461,110
  Other adjustments................................................              241              --            218
                                                                        ------------    ------------   ------------
          TOTAL CAPITAL BEFORE DEDUCTIONS..........................        3,210,186       3,611,247      3,465,786
  Less investment in unconsolidated subsidiaries...................          (12,195)        (10,752)       (10,736)
                                                                        ------------    ------------   ------------
          TOTAL CAPITAL............................................     $  3,197,991    $  3,600,495   $  3,455,050
                                                                        ============    ============   ============

RISK-WEIGHTED ASSETS...............................................     $ 21,704,317    $ 20,132,684   $ 20,590,574
                                                                        ============    ============   ============

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital...................................................            11.41%          14.33%         13.34%
  Total capital....................................................            14.73           17.88          16.78

      The Corporation's shareholders' equity to total assets ratio decreased at March 31, 1999 compared to prior periods due to the first quarter acquisitions which utilized some of the Corporation's excess capital capacity. Regulatory capital ratios were further impacted by goodwill and other intangibles resulting from these acquisitions which are deducted from capital in calculating regulatory capital. The Corporation's capital ratios still fall within the "well-capitalized" regulatory capital category.

YEAR 2000 RISK FACTORS

      The 1998 Annual Report contains a discussion of the potential problems that may occur related to the Year 2000, the Corporation's plans to address Year 2000 problems, and the estimated costs for the Corporation to become Year 2000 compliant. On March 26, 1999, the Corporation announced that Year 2000 testing and certification had been successfully completed on all its "mission critical" systems. The core processing system for Union Planters Bank (UPB), which drives main bank functions such as customer account information and loans, was certified by the Information Technology Association of America and tested Year 2000 compliant. In addition, the variety of software used to support other critical functions, including wire transfer, cash management, the ATM system, direct deposit, and others, have been successfully tested.

      The following provides an update, as of April 26, 1999, to the Corporation's disclosures in the 1998 Annual Report related to certain critical dates:

- By December 31, 1998, in-house code enhancements and revisions, hardware upgrades, and other associated changes are substantially complete. For mission critical applications, programming changes should be largely complete and testing well underway - complete
- Third-party vendor testing of mission critical systems should be substantially complete by March 31, 1999 - 98% complete
- Testing of mission critical systems should be completed and implementation should be substantially complete by June 30, 1999 - 98% complete (UPB complete)
- Year 2000 Business Resumption Plan should be complete by June 30, 1999 - 90% complete
- The Corporation's planned conversion schedule to convert acquired entities from their systems to the Corporation's systems is on schedule

- The Corporation's evaluation of the Year 2000 preparedness of major loan customers is continuing and the additional evaluation of 10% of the portfolio discussed in the 1998 Annual Report is substantially complete
- Integration testing of the communication links that permit systems to interface - complete
- Costs of approximately $400,000 have been incurred in 1999 related to Year 2000 and an additional $150,000 is expected over the remainder of 1999. The total estimated costs related to the Year 2000 project are projected to be less than $1 million.

      The Corporation is continuing to test various aspects of its operating systems to attempt to prevent any problems related to the Year 2000. These efforts will continue throughout the rest of 1999. While management believes it will be Year 2000 compliant, there are substantial risks associated with the Year 2000, many of which are outside the Corporation's control. If major loan customers are not prepared for the Year 2000 or if external parties have major failures related to the Year 2000 (e.g. shutdown of communications systems, disruption of electrical services, government services not operating properly, etc.), any resulting problems could create situations that might have a material adverse affect on the Corporation's financial condition, liquidity, or operating results.

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

      INTEREST-RATE RISK. One of the most important aspects of management's efforts to sustain long-term profitability for the Corporation is the management of interest-rate risk. Management's goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity. To achieve this goal, a proper balance must be maintained between assets and liabilities with respect to size, maturity, repricing date, rate of return, and degree of risk. Reference is made to the "Investment Securities," and "Loans" discussions for additional information regarding risks related to these items.

      The Corporation's Funds Management Committee oversees the conduct of global asset/liability management. The Committee reviews the asset/liability structure and interest-rate risk monthly for the lead bank and quarterly for the Corporation's other subsidiaries.

      The Corporation uses interest-rate sensitivity analysis (GAP analysis) to monitor the amounts and timing of balances exposed to changes in interest rates, as shown in the following table. The analysis presented has been made at a point in time and could change significantly on a daily basis.

      In addition to GAP analysis, the Corporation uses other methods such as simulation analysis in evaluating interest-rate risk. The key assumptions used in simulation analysis include the following


-     Prepayment speeds on mortgage-related assets
- Cash flows and maturities of financial instruments held for purposes other than trading
-     Changes in volumes and pricing
-     Deposit sensitivity
-     Management's financial capital plan

      These assumptions are inherently uncertain and, as a result, the simulation cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies.

      At March 31, 1999, the GAP analysis indicated that the Corporation was liability sensitive with $503 million more liabilities than assets repricing within one year. At 1% of total assets, this position was within management's policy limit of 10% of total assets.

      Balance sheet simulation analysis has been conducted at March 31, 1999 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at March 31, 1999, and holds the rates and volumes constant for simulation. When this position is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points rising and 200 basis points falling, the annual impact on the Corporation's net interest income is a negative $19 million and a negative $8 million pretax, respectively. Another simulation uses management's conclusions as to a "most likely" scenario of interest rates rising 25 basis points over the next twelve months resulting in a $17 million pretax increase in net interest income from the constant rate/volume projection. These scenarios are well within the Corporation's policy of limiting the projected impact on net interest income from changes in interest rates to less than 5% of shareholders' equity.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                   RATE SENSITIVITY ANALYSIS AT MARCH 31, 1999

                                                                 INTEREST-SENSITIVE WITHIN (1) (7)
                                 ------------------------------------------------------------------------------------------------
                                                                                                               NON-
                                   0-90     91-180     181-365      1-3        3-5       5-15      OVER 15   INTEREST-
                                   DAYS      DAYS       DAYS       YEARS      YEARS      YEARS      YEARS     BEARING     TOTAL
                                 --------  --------   --------   --------   --------    --------   -------   ---------  ---------
                                                                      (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases(2)(3)(4)      $  7,317  $  2,108   $  3,412   $  4,633   $  1,991    $    539   $    13   $    525   $  20,538
  Investment securities(5)(6)       1,500       495        914      3,228      1,365         947       349         --       8,798
  Other earning assets.......         770        41         16          1         --          --        --         --         828
  Other assets...............          --        --         --         --         --          --        --      3,505       3,505
                                 --------  --------   --------   --------   --------    --------   -------   --------   ---------
          Total Assets.......    $  9,587  $  2,644   $  4,342   $  7,862   $  3,356    $  1,486   $   362   $  4,030   $  33,669
                                 ========  ========   ========   ========   ========    ========   =======   ========   =========

SOURCES OF FUNDS
  Money market deposits(7)(8)    $  1,471  $     --   $  1,471   $  1,736   $     --    $     --   $    --   $     --   $   4,678
  Other savings and
     time deposits...........       4,090     2,491      2,806      3,398        298       1,603         3         --      14,689
  Certificates of deposit of
    $100,000 and over........         905       547        594        338         43           3        --         --       2,430
  Short-term borrowings......       2,160         3          8          1         --          --        --         --       2,172
  Short- and medium-term
     bank notes..............          --        30         15         60         --          --        --         --         105
  Federal Home Loan Bank
     advances................         203         2          2          2          1           1        --         --         211
  Other long-term debt.......         276         1          1         13         79         100       500         --         970
  Noninterest-bearing
     deposits................          --        --         --         --         --          --        --      4,664       4,664
  Other liabilities..........          --        --         --         --         --          --        --        706         706
  Shareholders' equity.......          --        --         --         --         --          --        --      3,044       3,044
                                 --------  --------   --------   --------   --------    --------   -------   --------   ---------
          Total sources of funds $  9,105  $  3,074   $  4,897   $  5,548   $    421    $  1,707   $   503   $  8,414   $  33,669
                                 ========  ========   ========   ========   ========    ========   =======   ========   =========

Interest-rate sensitivity gap    $    482  $   (430)  $   (555)  $  2,314   $  2,935    $   (221)  $  (141)  $ (4,384)         --

Cumulative interest-rate
  Sensitivity gap(8).........         482        52       (503)     1,811      4,746       4,525     4,384         --          --

Cumulative gap as a
  percentage of total
  assets(8)..................           1%       --%        (1)%        5%        14%         13%       13%        --%

--------------------

Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2) Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal prepayment patterns of comparable mortgage-backed securities.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money market, NOW, and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (17%), (19%) and (16%) for the 0-90 Days, 91-180 Days and 181-365 Days categories and positive 1%, 9%, 13%, and 13%, respectively, for the 1-3 Years, 3-5 Years, 5-15 Years, and over 15 Years categories at March 31, 1999.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      During the period covered by this report, there have been no new material legal proceedings or material developments in pending material litigation to which the Corporation or any of its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to their business. Information concerning legal proceedings is contained in Item 3,
Part I of the Corporation's 1998 Form 10-K , Note 19 to the Corporation's consolidated financial statements on pages 66 and 67 of the 1998 Annual Report, and Note 10 to the Corporation's unaudited interim consolidated financial statements included herein under Item 1 of Part I.

ITEM 2 -- CHANGES IN SECURITIES

SERIES F PREFERRED STOCK. The Board has adopted a new Shareholder Rights Plan, which became effective upon the expiration of the former Shareholder Rights Plan on January 19, 1999. Under the new Shareholder Rights Plan, each share of common stock received a tax-free dividend of one Right. The Rights are not exercisable unless a third party acquires 15% of the common stock, or an offer is commenced for 15% or more of the common stock. At that time, subject to Board action, the Rights can be exercised to purchase Units of the Corporation's Series F Preferred Stock. Each Unit has the same voting and dividend rights as one share of the common stock, and each Right entitles the holder to purchase one Unit at a 50% discount from the then market value of one share of the common stock. If a third party merges with or otherwise acquires the Corporation, each Right can be exercised to purchase one share of common stock of the acquiring company at a 50% discount from the then market value of that stock. Rights held by the potential acquiring company cannot be exercised. The Board may extend the time period before the Rights become exercisable or redeem the Rights at $.01 per Right. These provisions give the Board the flexibility to negotiate a transaction with a potential acquiror in the best interests of the shareholders. The new Shareholder Rights Plan will expire on January 19, 2009. The Corporation authorized 300,000 shares of Series F Preferred Stock for issuance under the Shareholder Rights Plan, none of which has been issued.

COMMON STOCK. During the first quarter of 1999, the Company issued 955 shares of common stock to two officers upon the exercise of stock options, which had been granted to them under a compensatory stock incentive plan. The aggregate exercise price paid for the shares was $24,206. In addition, the Company placed 41,026 common stock units, with a value of $1,864,362, into the Company's Stock Option Deferral Plan for eight officers upon the exercise of stock options under such Plan. The exemption from registration relied on by the Registrant was
Section 4(2) of the Securities Act of 1933. The officers were senior officers of the Company and its subsidiaries who had access to material information concerning the Company and, under the terms of their options, they generally are required to hold the shares acquired by them upon exercise of the options for a period of three years or until the previously elected distribution date from the Deferral Plan, whichever period is longer.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5 -- OTHER INFORMATION
      None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
a)    Exhibits:

      10(n) Union Planters Corporation 1992 Stock Incentive Plan as Amended
            October 17, 1996 and February 18, 1999

      11 Computation of Per Share Earnings (incorporated by reference to Note 10 to the Corporation's unaudited interim consolidated financial statements included herein)

      27    Financial Data Schedule (for SEC use only)

b)    Reports on Form 8-K:

      Date of Current Report                                         Subject
      ----------------------                       -------------------------------------------
      1.   January 21, 1999                        Press release announcing year ended
                                                   December 31, 1998 net earnings, reported
                                                   under Item 5

      2.   April 15, 1999                          Press release announcing first quarter 1999
                                                   net earnings, reported under Item 5

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




                                 UNION PLANTERS CORPORATION
                            -------------------------------
                                           (Registrant)



Date:   May 10, 1999
     -------------------



                            By:       /s/ Benjamin W. Rawlins, Jr.
                               --------------------------------------------
                                      Benjamin W. Rawlins, Jr.
                                      Chairman and Chief Executive Officer

                            By:       /s/ John W. Parker
                                -------------------------------------------
                                      John W. Parker
                                      Executive Vice President and
                                      Chief Financial Officer



                            By:       /s/ M. Kirk Walters
                               --------------------------------------------
                                      M. Kirk Walters
                                      Senior Vice President, Treasurer,
                                      and Chief Accounting Officer

                           UNION PLANTERS CORPORATION
                                 EXHIBIT INDEX


      EXHIBIT NO.                                                 DESCRIPTION
----------------------              ------------------------------------------------------------------------------------

      10(n)                         Union Planters Corporation 1992 Stock Incentive Plan as Amended October 17,
                                    1996 and February 18, 1999

      11                            Computation of Per Share Earnings (incorporated by reference to Note 11 to the Corporation's unaudited interim consolidated financial statements included herein)

      27                            Financial Data Schedule (for SEC use only)