Form 10-Q
period 1999-06-30
UNION PLANTERS CORP
filed 1999-08-10
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


                               Yes [X]      No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



               Class                            Outstanding at July 31, 1999
---------------------------------------         ----------------------------
    Common stock $5 par value                            142,968,670

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES

                FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                     INDEX

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - June 30, 1999,
                June 30, 1998, and December 31, 1998...................................................   3

           b)   Consolidated Statement of Earnings -
                Three and Six Months Ended June 30, 1999 and 1998......................................   4

           c)   Consolidated Statement of Changes in Shareholders' Equity-
                Six Months Ended June 30, 1999 ........................................................   5

           d)   Consolidated Statement of Cash Flows -
                Six Months Ended June 30, 1999 and 1998................................................   6

           e)   Notes to Unaudited Consolidated Financial Statements...................................   7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................................  14

      Item 3.   Quantitative and Qualitative Disclosures about
                Market Risk............................................................................  35


PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings......................................................................  38

      Item 2.   Changes in Securities..................................................................  38

      Item 3.   Defaults Upon Senior Securities........................................................  38

      Item 4.   Submission of Matters to a Vote of Security Holders....................................  38

      Item 5.   Other Information......................................................................  38

      Item 6.   Exhibits and Reports on Form 8-K.......................................................  39

                Signatures.............................................................................  40

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                                          JUNE 30,
                                                                             --------------------------------       DECEMBER 31,
                                                                                 1999                1998               1998
                                                                             ------------        ------------       ------------
                                                                                            (DOLLARS IN THOUSANDS)

  Cash and due from banks .................................................  $  1,140,966        $  1,154,531       $  1,271,614
  Interest-bearing deposits at financial institutions .....................        49,808              28,010             47,583
  Federal funds sold and securities purchased under agreements to resell...       120,762             179,882             94,568
  Trading account assets ..................................................       282,199             237,049            275,992
  Loans held for resale ...................................................       403,520             205,378            441,214
  Available for sale investment securities (Amortized cost: $8,035,376,
    $7,542,679 and $8,208,570 respectively) ...............................     7,939,035           7,610,153          8,301,703
  Loans ...................................................................    20,263,128          20,238,547         19,611,168
    Less: Unearned income .................................................       (32,016)            (37,840)           (34,342)
              Allowance for losses on loans ...............................      (340,586)           (337,602)          (321,476)
                                                                             ------------        ------------       ------------
       Net loans ..........................................................    19,890,526          19,863,105         19,255,350
  Premises and equipment, net .............................................       584,717             543,101            553,251
  Accrued interest receivable .............................................       281,752             275,634            293,066
  FHA/VA claims receivable ................................................       137,337             132,735            126,164
  Mortgage servicing rights ...............................................       115,033             103,352            101,466
  Goodwill and other intangibles ..........................................       725,046             260,754            386,994
  Other assets ............................................................       589,471             448,562            542,988
                                                                             ------------        ------------       ------------
          TOTAL ASSETS ....................................................  $ 32,260,172        $ 31,042,246       $ 31,691,953
                                                                             ============        ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing ..................................................  $  4,236,678        $  3,673,019       $  4,194,402
     Certificates of deposit of $100,000 and over .........................     2,120,692           2,888,454          2,614,694
     Other interest-bearing ...............................................    18,450,271          16,698,748         18,087,359
                                                                             ------------        ------------       ------------
          Total deposits ..................................................    24,807,641          23,260,221         24,896,455
  Short-term borrowings ...................................................     2,596,517           1,901,443          1,648,039
  Short- and medium-term bank notes .......................................       105,000             135,000            105,000
  Federal Home Loan Bank advances .........................................       208,463           1,085,394            279,992
  Other long-term debt ....................................................       894,798           1,036,028          1,053,740
  Accrued interest, expenses, and taxes ...................................       247,195             236,460            278,237
  Other liabilities .......................................................       427,486             379,380            446,412
                                                                             ------------        ------------       ------------
          TOTAL LIABILITIES ...............................................    29,287,100          28,033,926         28,707,875
                                                                             ------------        ------------       ------------

  Commitments and contingent liabilities ..................................            --                  --                 --
  Shareholders' equity
    Convertible preferred stock ...........................................        22,134              27,732             23,353
    Common stock, $5 par value; 300,000,000 shares authorized;
     142,712,856 issued and outstanding (139,567,809 at June 30, 1998,
       and 141,924,958 at December 31, 1998) ..............................       713,564             697,839            709,625
    Additional paid-in capital ............................................       770,932             661,456            691,789
    Retained earnings .....................................................     1,541,608           1,595,089          1,516,712
    Unearned compensation .................................................       (13,595)            (16,546)           (14,646)
    Accumulated other comprehensive income-unrealized gain (loss)
      on available for sale securities, net ...............................       (61,571)             42,750             57,245
                                                                             ------------        ------------       ------------
          TOTAL SHAREHOLDERS' EQUITY ......................................     2,973,072           3,008,320          2,984,078
                                                                             ------------        ------------       ------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................  $ 32,260,172        $ 31,042,246       $ 31,691,953
                                                                             ============        ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


                                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                    JUNE 30,                    JUNE 30,
                                                                           ------------------------    ------------------------
                                                                              1999          1998          1999          1998
                                                                           ----------    ----------    ----------    ----------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans ............................................  $  428,335    $  464,494    $  846,106    $  927,938
  Interest on investment securities
    Taxable .............................................................     107,518        95,460       214,098       179,638
    Tax-exempt ..........................................................      17,633        14,989        35,093        28,924
  Interest on deposits at financial institutions ........................         450           519         1,437         1,027
  Interest on federal funds sold and securities purchased under
    agreements to resell ................................................         963         4,834         1,832        11,668
  Interest on trading account assets ....................................       3,934         2,803         7,529         5,823
  Interest on loans held for resale .....................................       6,468         3,606        13,791         5,937
                                                                           ----------    ----------    ----------    ----------
          Total interest income .........................................     565,301       586,705     1,119,886     1,160,955
                                                                           ----------    ----------    ----------    ----------

INTEREST EXPENSE
  Interest on deposits ..................................................     206,296       222,187       419,300       442,438
  Interest on short-term borrowings .....................................      26,088        20,403        45,342        38,113
  Interest on long-term debt ............................................      21,328        37,289        47,958        69,828
                                                                           ----------    ----------    ----------    ----------
          Total interest expense ........................................     253,712       279,879       512,600       550,379
                                                                           ----------    ----------    ----------    ----------

          NET INTEREST INCOME ...........................................     311,589       306,826       607,286       610,576
PROVISION FOR LOSSES ON LOANS ...........................................      17,740        43,038        34,019        76,250
                                                                           ----------    ----------    ----------    ----------

          NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS........     293,849       263,788       573,267       534,326
                                                                           ----------    ----------    ----------    ----------
NONINTEREST INCOME
  Service charges on deposit accounts ...................................      42,523        38,638        81,390        75,510
  Mortgage banking revenue ..............................................      24,215        21,624        51,702        43,269
  Bank card income ......................................................       8,083        10,533        11,043        20,418
  Factoring commissions .................................................       7,403         7,437        14,431        14,741
  Trust service income ..................................................       7,004         6,450        13,714        12,731
  Profits and commissions from trading activities .......................       1,519         1,583         1,864         3,431
  Investment securities gains (losses) ..................................       3,181       (22,584)        3,192       (16,730)
  Other income ..........................................................      46,788        55,744        89,634        92,814
                                                                           ----------    ----------    ----------    ----------
          Total noninterest income ......................................     140,716       119,425       266,970       246,184
                                                                           ----------    ----------    ----------    ----------

NONINTEREST EXPENSE
  Salaries and employee benefits ........................................     129,871       116,545       253,101       230,267
  Net occupancy expense .................................................      21,676        18,289        41,911        36,525
  Equipment expense .....................................................      20,218        17,387        39,238        34,427
  Goodwill and other intangible amortization ............................      12,285         6,609        25,148        12,462
  Other expense .........................................................      90,959        98,289       173,850       180,440
                                                                           ----------    ----------    ----------    ----------
          Total noninterest expense .....................................     275,009       257,119       533,248       494,121
                                                                           ----------    ----------    ----------    ----------

          EARNINGS BEFORE INCOME TAXES ..................................     159,556       126,094       306,989       286,389
Applicable income taxes .................................................      53,792        46,690       103,875       102,524
                                                                           ----------    ----------    ----------    ----------
          NET EARNINGS ..................................................  $  105,764    $   79,404    $  203,114    $  183,865
                                                                           ==========    ==========    ==========    ==========

          NET EARNINGS APPLICABLE TO COMMON SHARES ......................  $  105,318    $   78,936    $  202,210    $  182,764
                                                                           ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE (NOTE 10)
          Basic .........................................................  $      .74    $      .57    $     1.42    $     1.33
          Diluted .......................................................         .73           .56          1.40          1.30

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
          Basic .........................................................     142,574       138,077       142,417       137,011
          Diluted .......................................................     144,798       142,525       144,737       141,973


The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                          CONVERTIBLE                    ADDITIONAL
                                                           PREFERRED         COMMON        PAID-IN
                                                             STOCK           STOCK         CAPITAL
                                                           ---------      ----------     ----------
                                                                    (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 1999 ..............................    $  23,353      $  709,625     $  691,789
Comprehensive income
  Net earnings ........................................           --              --             --
Other comprehensive income,
  net of taxes:
     Net change in the unrealized gains
        (losses) on available for sale securities .....           --              --             --
          Total comprehensive income ..................           --              --             --
Cash dividends
  Common stock, $1.00 per share .......................           --              --             --
  Preferred stock, $1.00 per share ....................           --              --             --
Common stock issued under
  employee benefit plans,
  net of stock exchanged ..............................           --           1,675         11,103
Issuance of common stock
  for acquisitions ....................................           --           7,023         71,340
Conversion of preferred stock .........................       (1,219)            305            914
Conversion of debt of an
  acquired entity .....................................           --             447          1,165
Common stock repurchased for use
  in business combinations ............................           --          (5,511)        (5,379)
                                                           ---------      ----------     ----------
BALANCE, JUNE 30, 1999 ................................    $  22,134      $  713,564     $  770,932
                                                           =========      ==========     ==========


                                                                                        UNREALIZED
                                                                                       GAIN (LOSSES)
                                                                                       ON AVAILABLE
                                                         RETAINED        UNEARNED        FOR SALE
                                                         EARNINGS      COMPENSATION     SECURITIES         TOTAL
                                                       -----------     ------------     ----------      -----------
                                                                            (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 1999 ........................      $ 1,516,712       $(14,646)      $  57,245       $ 2,984,078
Comprehensive income
  Net earnings ..................................          203,114             --              --           203,114
Other comprehensive income,
  net of taxes:
     Net change in the unrealized gains
        (losses) on available for sale securities               --             --        (118,816)         (118,816)
                                                                                                        -----------
          Total comprehensive income ............               --             --              --            84,298
Cash dividends
  Common stock, $1.00 per share .................         (142,915)            --              --          (142,915)
  Preferred stock, $1.00 per share ..............             (904)            --              --              (904)
Common stock issued under
  employee benefit plans,
  net of stock exchanged ........................               --          1,051              --            13,829
Issuance of common stock
  for acquisitions ..............................            4,119             --              --            82,482
Conversion of preferred stock ...................               --             --              --                --
Conversion of debt of an
  acquired entity ...............................               --             --              --             1,612
Common stock repurchased for use
  in business combinations ......................          (38,518)            --              --           (49,408)
                                                       -----------       --------       ---------       -----------
BALANCE, JUNE 30, 1999 ..........................      $ 1,541,608       $(13,595)      $ (61,571)      $ 2,973,072
                                                       ===========       ========       =========       ===========



                                                                             TAX
                                                        BEFORE-TAX        (EXPENSE)       NET OF TAX
                                                          AMOUNT           BENEFIT          AMOUNT
                                                       ----------         --------        ----------

DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Net change in the unrealized gains
(losses)
     on available for sale securities
     arising during the period ...................    $ (186,282)        $  69,416        $ (116,866)
  Less: reclassification for gains
              included in net income .............            3,192        (1,242)             1,950
                                                      -------------       -------        -----------
  Net change in the unrealized gains
(losses)
    on available for sale securities .............    $ (189,474)        $  70,658       $  (118,816)
                                                      =============       =======        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                         SIX MONTHS ENDED
                                                                                                              JUNE 30,
                                                                                                  ---------------------------
                                                                                                      1999            1998
                                                                                                  -----------     -----------
                                                                                                       (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings ......................................................................             $   203,114      $   183,865
  Reconciliation of net earnings to net cash provided by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA foreclosure claims .                  34,534           82,402
    Depreciation and amortization of premises and equipment .........................                  31,919           28,295
    Amortization of goodwill, mortgage servicing rights, and other intangibles ......                  35,736           23,926
    Net amortization of investment securities .......................................                  17,146              464
    Net realized (gain) loss on sales of investment securities ......................                  (3,192)          16,564
    Deferred income tax benefit (expense) ...........................................                 (19,025)           1,324
    (Increase) decrease in assets
        Trading account assets and loans held for resale ............................                  37,114          (77,746)
        Other assets ................................................................                  48,787           (4,373)
    Decrease in accrued interest, expenses, taxes, and other liabilities ............                 (70,118)         (55,713)
    Other, net ......................................................................                   5,616            8,298
                                                                                                  -----------      -----------
          Net cash provided by operating activities .................................                 321,631          207,306
                                                                                                  -----------      -----------

INVESTING ACTIVITIES
  Net decrease in short-term investments ............................................                 767,174              371
  Proceeds from sales of available for sale securities ..............................                 837,508          686,400
  Proceeds from maturities, calls, and prepayments of available for sale securities .               3,685,117        2,116,101
  Purchases of available for sale securities ........................................              (4,226,403)      (3,858,550)
  Net decrease in loans .............................................................                 617,470          579,758
  Net cash received from acquisitions of financial institutions .....................                  21,117           24,037
  Purchases of premises and equipment, net ..........................................                 (35,079)         (34,553)
  Other, net ........................................................................                      --           10,177
                                                                                                  -----------      -----------
          Net cash provided (used) by investing activities ..........................               1,666,904         (476,259)
                                                                                                  -----------      -----------

FINANCING ACTIVITIES
  Net decrease in deposits ..........................................................              (2,419,632)        (234,300)
  Net increase in short-term borrowings .............................................                 738,624          259,577
  Proceeds from long-term debt, net .................................................                      --          514,796
  Repayment of long-term debt .......................................................                (231,573)        (232,020)
  Proceeds from issuance of common stock ............................................                  12,778           24,224
  Purchases of common stock, including transactions
    of acquired entities prior to acquisition .......................................                 (49,408)        (139,866)
  Cash dividends paid ...............................................................                (143,835)        (116,416)
  Other, net ........................................................................                      57            4,332
                                                                                                  -----------      -----------
          Net cash provided (used) by financing activities ..........................              (2,092,989)          80,327
                                                                                                  -----------      -----------
  Net decrease in cash and cash equivalents .........................................                (104,454)        (188,626)
  Cash and cash equivalents at the beginning of the period ..........................               1,366,182        1,523,039
                                                                                                  -----------      -----------
  Cash and cash equivalents at the end of the period ................................             $ 1,261,728      $ 1,334,413
                                                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest ........................................................................             $   530,453      $   539,382
    Income taxes ....................................................................                 100,865          103,948
  Unrealized gains (losses) on available for sale securities ........................                 (96,341)          67,474

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

      On February 1, 1999, the Corporation consummated the acquisition of First & Farmers Bancshares, Inc., in Somerset, Kentucky, the parent of First & Farmers Bank of Somerset in Somerset, Kentucky, and Bank of Cumberland in Burkesville, Kentucky. Cash in the amount of $76 million was paid for the acquisition which was accounted for as a purchase. At the date of acquisition, First & Farmers Bancshares, Inc. had total assets of $411 million, total loans of $185 million, and total deposits of $318 million. Goodwill and other intangibles resulting from the acquisition totaled $44 million.

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

      Goodwill and other intangibles resulting from the above acquisitions will be amortized over lives up to 25 years.

SUBSEQUENT EVENT

      On July 16, 1999, the Corporation's lead bank, Union Planters Bank, National Association (the Bank or UPB) completed the acquisition of Republic Banking Corp. of Florida (Nasdaq:RBCF) (Republic), the parent company of Republic National Bank of Miami, Miami, Florida. In the transaction, UPB acquired Republic National Bank's 25 Miami-Dade and two Broward County banking centers and approximately $1.5 billion in assets, $1.0 billion in loans, and $1.3 billion in total deposits. The purchase price is approximately $410 million in cash. Goodwill and other intangibles resulting from the acquisition are currently estimated to be $255.6 million, subject to change when the final purchase accounting adjustments are completed and will be amortized over lives up to 25 years.

NOTE 3.  LOANS

      Loans are summarized by type as follows:

                                                                                              JUNE 30,
                                                                                  --------------------------    DECEMBER 31,
                                                                                      1999           1998           1998
                                                                                  -----------     ----------    -----------
                                                                                            (DOLLARS IN THOUSANDS)

                  Commercial, financial, and agricultural ....................    $ 4,156,973    $ 3,381,450    $ 3,543,925
                  Foreign ....................................................        319,050        232,697        197,120
                  Accounts receivable - factoring ............................        613,695        702,004        615,952
                  Real estate - construction .................................      1,252,069      1,121,655      1,195,779
                  Real estate - mortgage
                    Secured by 1-4 family residential ........................      5,243,449      5,762,631      5,647,520
                    FHA/VA government-insured/guaranteed .....................        598,046        811,705        759,911
                    Other mortgage ...........................................      4,696,723      4,439,240      4,386,182
                  Home equity ................................................        538,219        474,871        482,665
                  Consumer
                    Credit cards and related plans ...........................         82,761        551,574         96,091
                    Other consumer ...........................................      2,695,403      2,689,362      2,622,402
                  Direct lease financing .....................................         66,740         71,358         63,621
                                                                                  -----------    -----------    -----------
                            TOTAL LOANS ......................................    $20,263,128    $20,238,547    $19,611,168
                                                                                  ===========    ===========    ===========

      Nonperforming loans are summarized as follows:

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1999            1998
                                                                                --------------  --------------
                                                                                   (DOLLARS IN THOUSANDS)
                                 NONACCRUAL LOANS
                                   Domestic.................................    $    196,749    $    150,378
                                   Foreign..................................              --              --
                                 RESTRUCTURED LOANS.........................           1,655           5,612
                                                                                ------------    ------------
                                           TOTAL NONPERFORMING LOANS........    $    198,404    $    155,990
                                                                                ============    ============


                                 FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
                                   ON NONACCRUAL STATUS.....................    $      7,391    $      9,232
                                                                                ============    ============

NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

      The changes in the allowance for losses on loans for the three and six months ended June 30, 1999 are summarized as follows:

                                                                 THREE MONTHS ENDED  SIX MONTHS ENDED,
                                                                   JUNE 30, 1999       JUNE 30, 1999
                                                                   -------------       -------------
                                                                        (DOLLARS IN THOUSANDS)

                  BEGINNING BALANCE..........................      $   345,011         $   321,476
                  Provision for losses on loans..............           17,740              34,019
                  Recoveries of loans previously charged off.           12,706              24,158
                  Loans charged off..........................          (34,871)            (60,527)
                  Increase due to acquisitions...............               --              21,460
                                                                   -----------         -----------
                  BALANCE, JUNE 30, 1999.....................      $   340,586         $   340,586
                                                                   ===========         ===========

      As of June 30, 1999, the Corporation had an impaired loan totaling $6.6 million, which had a valuation reserve of $1.7 million, which was established in the fourth quarter of 1998. The loan balance was $11.9 million at March 31, 1999 and $5.3 million was charged-off during the second quarter of 1999.

NOTE 5.  INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities are summarized as follows:

                                                                                                  JUNE 30, 1999
                                                                            -----------------------------------------------------
                                                                                                UNREALIZED
                                                                             AMORTIZED    ------------------------
                                                                                COST        GAINS         LOSSES       FAIR VALUE
                                                                            -----------   ----------    ----------    -----------
                                                                                            (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury ..........................................................  $   213,470   $    1,242    $      627    $   214,085
  U.S. Government agencies
    Collateralized mortgage obligations ..................................    2,726,102        2,454        55,876      2,672,680
    Mortgage-backed ......................................................      712,497        6,351        10,100        708,748
    Other ................................................................    1,168,143        4,725        14,950      1,157,918
                                                                            -----------   ----------    ----------    -----------
          Total U.S. Government obligations ..............................    4,820,212       14,772        81,553      4,753,431
Obligations of states and political ......................................    1,337,821       25,833        18,200      1,345,454
subdivisions
Other stocks and securities ..............................................    1,877,343        2,812        40,005      1,840,150
                                                                            -----------   ----------    ----------    -----------
          TOTAL AVAILABLE FOR SALE SECURITIES ............................  $ 8,035,376   $   43,417    $  139,758    $ 7,939,035
                                                                            ===========   ==========    ==========    ===========


                                                                                             DECEMBER 31, 1998
                                                                            -----------------------------------------------------
                                                                                                 UNREALIZED
                                                                              AMORTIZED   ------------------------
                                                                                COST        GAINS         LOSSES      FAIR VALUE
                                                                            -----------   ----------    ----------   ------------
                                                                                            (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury ..........................................................  $   390,538   $    5,809    $       60    $   396,287
  U.S. Government agencies
    Collateralized mortgage obligations ..................................    2,581,446       12,908         6,051      2,588,303
    Mortgage-backed ......................................................      733,224       13,970           819        746,375
    Other ................................................................    1,491,394       17,695           975      1,508,114
                                                                            -----------   ----------    ----------    -----------
          Total U.S. Government obligations ..............................    5,196,602       50,382         7,905      5,239,079
Obligations of states and political subdivisions..........................    1,293,257       53,558         1,149      1,345,666

Other stocks and securities ..............................................    1,718,711        4,168         5,921      1,716,958
                                                                            -----------   ----------    ----------    -----------
          TOTAL AVAILABLE FOR SALE SECURITIES.............................  $ 8,208,570   $  108,108    $   14,975    $ 8,301,703
                                                                            ===========   ==========    ==========    ===========


      Investment securities having a fair value of approximately $3.2 billion and $3.1 billion at June 30, 1999 and December 31, 1998, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank (FHLB) advances.

      The following table presents the gross realized gains and losses on available for sale investment securities for the three and six months ended June 30, 1999 and 1998.

                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                              ----------------------  ---------------------
                                1999        1998         1999        1998
                              --------    --------    --------    ---------
                                          (DOLLARS IN THOUSANDS)

Realized gains.........       $  5,091    $    948    $  5,159    $  6,873
Realized losses........          1,910      23,532       1,967      23,603

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  JUNE 30,                       JUNE 30,
                                                                        ------------------------------ ----------------------------
                                                                            1999            1998           1999            1998
                                                                        ------------   ------------    ------------    ------------
                                                                                           (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  ATM usage fees...................................................     $      6,074   $      4,901    $     11,266    $      9,070
  Annuity sales income.............................................            5,567          1,449           9,835           2,654
  Brokerage fee income.............................................            4,922          5,512           9,650           9,749
  Insurance commissions............................................            4,431          3,381           8,442           6,725
  Gain on sale of FHA/VA loans.....................................               --         19,605           5,317          19,605
  Gain on sale of credit card portfolio............................              874             --           3,268              --
  Gain on sale of corporate trust business.........................            2,417             --           2,417              --
  Letters of credit fees...........................................            1,810          1,643           3,168           2,980
  Gain on sales of branches/deposits and other selected assets.....            1,403          1,764           2,934           2,790
  Earnings (loss) of unconsolidated subsidiaries...................              417            887            (130)          1,892
  Other income.....................................................           18,873         16,602          33,467          37,349
                                                                        ------------   ------------    ------------    ------------
          TOTAL OTHER NONINTEREST INCOME...........................     $     46,788   $     55,744    $     89,634    $     92,814
                                                                        ============   ============    ============    ============

OTHER NONINTEREST EXPENSE
  Other contracted services........................................     $      9,299   $      6,080    $     16,415    $     12,188
  Communications...................................................            8,302          5,962          16,360          11,970
  Stationery and supplies..........................................            9,347          6,497          16,180          13,604
  Postage and carrier..............................................            7,858          7,706          15,143          14,471
  Advertising and promotion........................................            6,789          7,390          13,480          12,393
  Amortization of mortgage servicing rights........................            4,731          5,830          10,588          10,122
  Other personnel services.........................................            4,544          3,439           8,912           6,493
  Merchant credit card charges.....................................            3,898          3,328           7,048           6,053
  Legal fees.......................................................            2,932          2,782           6,245           5,089
  Travel...........................................................            2,947          2,543           5,604           4,658
  Miscellaneous charge-offs........................................            2,762          3,192           5,148           5,903
  Consultant fees..................................................            2,294          2,495           4,328           4,181
  Taxes other than income..........................................            2,248          3,882           3,978           6,878
  FDIC insurance...................................................            1,526           (701)          3,036             490
  Other real estate expense........................................            1,477          2,225           2,899           4,943
  Federal Reserve fees.............................................            1,282          1,069           2,602           2,033
  Brokerage and clearing fees on trading activities................            1,509          1,377           2,585           2,868
  Accounting and audit fees........................................            1,114          1,316           2,532           2,481
  Dues, subscriptions, and contributions...........................              951          1,903           2,259           3,990
  Insurance........................................................              696          1,139           1,232           2,166
  Provision for losses on FHA/VA foreclosure claims................               --          2,396             250           2,722
  Merger-related expenses..........................................               --         13,874              --          18,340
  Other expense....................................................           14,453         12,565          27,026          26,404
                                                                        ------------   ------------    ------------    ------------
          TOTAL OTHER NONINTEREST EXPENSE.........................      $     90,959   $     98,289    $    173,850    $    180,440
                                                                        ============   ============    ============    ============

NOTE 7.  INCOME TAXES

      Applicable income taxes for the six months ended June 30, 1999, were $103.9 million, resulting in an effective tax rate of 33.8%. Applicable income taxes for the same period in 1998 were $102.5 million, resulting in an effective tax rate of 35.4%. The variances from federal statutory rates (35% for both years) are attributable to the level of tax-exempt income from investment securities and loans and the effect of state income taxes. The tax expense applicable to investment securities gains for both the three and six months ended June 30, 1999 was $1.2 million, which compares to income tax benefits of $8.8 million and $6.5 million, respectively, for the same periods in 1998.

      At June 30, 1999, the Corporation had a net deferred tax asset of $251.1 million compared to $160.6 million at December 31, 1998. Included in the net deferred tax asset at June 30, 1999 is $34.9 million related to the unrealized loss on available for sale securities. This compares to a deferred liability of $35.9 million at December 31, 1998 related to the unrealized gain on available for sale securities. Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.

NOTE 8.  BORROWINGS

SHORT-TERM BORROWINGS

      Short-term borrowings include federal funds purchased and securities sold under agreements to repurchase, FHLB advances, and other short-term borrowings. Federal funds purchased arise from the Corporation's market activity with its correspondent banks and borrowing to meet liquidity needs and generally mature in one business day. Securities sold under agreements to repurchase are secured by U. S. Government and agency securities.

      Short-term borrowings are summarized as follows:

                                                                                   JUNE 30,
                                                                        ----------------------------    DECEMBER 31,
                                                                            1999            1998           1998
                                                                        ------------    ------------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
Balances at quarter end:
Federal funds purchased and securities sold under agreements to         $  1,695,978    $  1,879,835   $  1,647,249
repurchase.........................................................
FHLB advances......................................................          900,000           5,000             --
Other short-term borrowings........................................              539          16,608            790
                                                                        ------------    ------------   ------------
          Total short-term borrowings..............................     $  2,596,517    $  1,901,443   $  1,648,039
                                                                        ============    ============   ============

Federal funds purchased and securities sold under agreements to repurchase
  Daily average balance............................................     $  1,906,142    $  1,378,770   $  1,454,025
  Weighted average interest rate...................................             4.42%           5.11%          5.17%

SHORT- AND MEDIUM-TERM SENIOR NOTES

      The Corporation's principal subsidiary, UPB, has a $5 billion senior and subordinated bank note program to supplement UPB's funding sources. Under the program UPB may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes), and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At June 30, 1999 and December 31, 1998, UPB had no Short-Term Senior Notes or Subordinated Notes outstanding under this program. A summary of the Medium-Term Senior Notes follows.

                                       JUNE 30,          DECEMBER 31,
                                         1999               1998
                                    --------------      -------------
                                        (DOLLARS IN THOUSANDS)

Balances at period end..........         $ 105,000          $ 105,000
Variable-rate notes.............                --                 --
Fixed-rate notes................           105,000            105,000
Range of maturities.............     10/99 - 10/01      10/99 - 10/01

FEDERAL HOME LOAN BANK ADVANCES

      Certain of the Corporation's banking and thrift subsidiaries had outstanding advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At June 30, 1999, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                        JUNE 30,             DECEMBER 31,
                              -----------------------------
                                  1999           1998            1998
                              -------------- --------------  --------------
                                         (DOLLARS IN THOUSANDS)

Balance at period end....     $   208,463     $ 1,085,394     $   279,992
Range of interest rates..    3.25% - 6.85%   3.25% - 8.95%   3.25% - 8.36%
Range of maturities......     2000 - 2015     1998 - 2017     1999 - 2015
OTHER LONG-TERM DEBT

Other Long-Term Debt

      The Corporation's other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the 1998 Annual Report for additional information regarding these borrowings.

                                                                           JUNE 30,
                                                                 --------------------------      DECEMBER 31,
                                                                     1999            1998           1998
                                                                 -------------- -----------      ------------
                                                                            (DOLLARS IN THOUSANDS)
Corporation-Obligated Mandatorily Redeemable Capital
  Pass-through Securities of Subsidiary Trust holding
  solely a Corporation-Guaranteed
  Related Subordinated Note (Trust Preferred Securities)..       $    199,027   $    198,991    $    199,009
Variable-rate asset-based certificates....................            201,509        253,740         275,000
6 3/4% Subordinated Notes due 2005........................             99,625         99,566          99,595
6.25% Subordinated Notes due 2003.........................             74,774         74,722          74,748
6.5% Putable/Callable Subordinated Notes due 2018.........            301,623        301,809         301,716
Revolving loan............................................                 --         73,800          74,500
Subordinated notes of acquired entities due 1998 and 1999.              3,283          8,347           4,896
Other long-term debt......................................             14,957         25,053          24,276
                                                                 ------------   ------------    ------------
          TOTAL OTHER LONG-TERM DEBT......................       $    894,798   $  1,036,028    $  1,053,740
                                                                 ============   ============    ============

NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

      The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's common stock, is summarized as follows:

                                                                                                JUNE 30,             DECEMBER 31,
                                                                                     ------------------------------
                                                                                         1999            1998           1998
                                                                                     --------------  -------------- --------------
                                                                                                (DOLLARS IN THOUSANDS)

Preferred stock, without par value, 10,000,000 shares authorized
  Series F Preferred Stock
    300,000 shares authorized, none issued (1)................                        $         --    $        N/A   $        N/A
  Series E, 8% Cumulative, Convertible,
    Preferred Stock (stated at liquidation value of $25
      per share), 885,354 shares issued and outstanding
        (1,109,270 at June 30, 1998 and
          934,128 at December 31, 1998).......................                              22,134          27,732         23,353
                                                                                      ------------    ------------   ------------
          TOTAL PREFERRED STOCK...............................                        $     22,134    $     27,732   $     23,353
                                                                                      ============    ============   ============

--------------------

(1) At June 30, 1998 and December 31, 1998, the Corporation had authorized but unissued shares of Series A Preferred Stock related to a Shareholder Rights Plan. That plan expired January 19, 1999 and was replaced by a new Shareholder Rights Plan, which relates to a new Series F Preferred Stock. See Note 10 to the consolidated financial statements in the 1998 Annual Report.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      On July 16, 1999, the Corporation increased the authorized shares for the Dividend Reinvestment and Stock Purchase Plan by 2,000,000 shares.

NOTE 10.  EARNINGS PER SHARE

      The calculation of net earnings per share is summarized as follows:

                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                                ---------------------------     ---------------------------
                                                                    1999            1998             1999          1998
                                                                ------------   ------------     ------------   ------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC
  Net earnings ...............................................  $    105,764   $     79,404     $    203,114   $    183,865
    Less preferred dividends .................................           446            468              904          1,101
                                                                ------------   ------------     ------------   ------------
  Net earnings applicable to common shares ...................  $    105,318   $     78,936     $    202,210   $    182,764
                                                                ============   ============     ============   ============
  Average common shares outstanding ..........................   142,574,377    138,077,129      142,417,387    137,011,578
                                                                ============   ============     ============   ============
  Net earnings per common share - basic ......................  $        .74   $        .57     $       1.42   $       1.33
                                                                ============   ============     ============   ============

DILUTED
  Net earnings ...............................................  $    105,764   $     79,404     $    203,114   $    183,865
  Elimination of interest on convertible debt ................           (63)           359               20            757
                                                                ------------   ------------     ------------   ------------
  Net earnings applicable to common shares ...................  $    105,701   $     79,763     $    203,134   $    184,622
                                                                ============   ============     ============   ============
  Average common shares outstanding ..........................   142,574,377    138,077,129      142,417,387    137,010,578
  Stock option adjustment ....................................       875,418      1,798,611          941,836      1,816,469
  Preferred stock adjustment .................................     1,135,295      1,502,270        1,147,331      1,917,625
  Effect of other dilutive securities ........................       212,758      1,147,390          230,149      1,228,162
                                                                ------------   ------------     ------------   ------------
  Average common shares outstanding ..........................   144,797,848    142,525,400      144,736,703    141,972,834
                                                                ============   ============     ============   ============
  Net earnings per common share - diluted ....................  $        .73   $        .56     $       1.40   $       1.30
                                                                ============   ============     ============   ============

NOTE 11.  LINES OF BUSINESS REPORTING

                                                    THREE MONTHS ENDED JUNE 30, 1999
                                    -----------------------------------------------------------------
                                                          OTHER
                                                        OPERATING          PARENT        CONSOLIDATED
                                       BANKING            UNITS           COMPANY            TOTAL
                                    ------------       -----------       ---------       ------------
                                                           (DOLLARS IN THOUSANDS)

Net interest income ..........      $    298,517       $    15,745       $  (2,673)      $    311,589
Provision for losses on loans            (15,509)           (2,231)             --            (17,740)
Noninterest income (1)  ......            75,130            52,707             (37)           127,800
Noninterest expense ..........          (226,781)          (45,889)         (2,078)          (274,748)
Other significant items, net               8,647             2,623           1,385             12,655
                                    ------------       -----------       ---------       ------------
Earnings before taxes (1) ....      $    140,004       $    22,955       $  (3,403)      $    159,556
                                    ============       ===========       =========       ============
Average assets ...............      $ 30,045,750       $ 2,718,084       $ 224,964       $ 32,988,798
                                    ============       ===========       =========       ============

                                                       SIX MONTHS ENDED JUNE 30, 1999
                                    -----------------------------------------------------------------
                                                         OTHER
                                                        OPERATING          PARENT        CONSOLIDATED
                                       BANKING            UNITS           COMPANY            TOTAL
                                    ------------       -----------       ---------       ------------
Net interest income ..........      $    576,994       $    35,091       $  (4,799)      $    607,286
Provision for losses on loans            (30,508)           (3,511)             --            (34,019)
Noninterest income (1)  ......           138,646           106,019             136            244,801
Noninterest expense ..........          (438,314)          (89,830)         (4,843)          (532,987)
Other significant items, net..            11,000             9,483           1,425             21,908
                                    ------------       -----------       ---------       ------------
Earnings before taxes (1) ....      $    257,818       $    57,252       $  (8,081)      $    306,989
                                    ============       ===========       =========       ============
Average assets ...............      $ 29,630,962       $ 2,805,984       $ 234,233       $ 32,671,179
                                    ============       ===========       =========       ============

                                                    THREE MONTHS ENDED JUNE 30, 1998
                                     -----------------------------------------------------------------
                                                           OTHER
                                                         OPERATING         PARENT        CONSOLIDATED
                                        BANKING            UNITS          COMPANY            TOTAL
                                     ------------      ------------      ---------       -------------
                                                                       (DOLLARS IN THOUSANDS)

Net interest income ..........      $    280,350       $    25,851       $     625       $    306,826
Provision for losses on loans            (29,238)          (13,800)             --            (43,038)
Noninterest income (1) .......            74,569            44,952           1,114            120,635
Noninterest expense ..........          (203,162)          (40,112)         (1,157)          (244,431)
Merger-related and other
  significant items ..........           (31,997)           19,605          (1,506)           (13,898)
                                    ------------       -----------       ---------       ------------
Earnings before taxes (1) ....      $     90,522       $    36,496       $    (924)      $    126,094
                                    ============       ===========       =========       ============
Average assets ...............      $ 27,469,639       $ 2,964,554       $ 313,136       $ 30,747,329
                                    ============       ===========       =========       ============

                                                      SIX MONTHS ENDED JUNE 30, 1998
                                        -------------------------------------------------------------
                                                          OTHER
                                                        OPERATING          PARENT       CONSOLIDATED
                                        BANKING           UNITS            COMPANY          TOTAL
                                     ------------      ------------      ----------      ------------

Net interest income ..........      $    555,810       $    53,381       $   1,385       $    610,576
Provision for losses on loans            (50,400)          (25,850)             --            (76,250)
Noninterest income (1) .......           147,240            85,378           2,496            235,114
Noninterest expense ..........          (400,770)          (73,903)         (2,422)          (477,095)
Merger-related and other
  significant items ..........            (4,034)               --          (1,922)            (5,956)
                                    ------------       -----------       ---------       ------------
Earnings before taxes (1) ....      $    247,846       $    39,006       $    (463)      $    286,389
                                    ============       ===========       =========       ============
Average assets ...............      $ 26,966,099       $ 3,086,315       $ 293,712       $ 30,346,126
                                    ============       ===========       =========       ============

-----------------------

(1) Parent company noninterest income and earnings before taxes are net of the intercompany dividend eliminations of $24.6 million and $6.3 million for the three months ended June 30, 1999 and 1998, respectively, and $109.1 million and $48.0 million, respectively, for the six months ended June 30, 1999 and 1998.

NOTE 12.  CONTINGENT LIABILITIES

      The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of the Corporation's 1998 10-K, in Note 20 to the Corporation's consolidated financial statements on page 67 of the 1998 Annual Report, and in Note 12 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

      Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the second quarter of 1999 in any of the pending or threatened actions that affected such opinion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1998 Annual Report, the interim unaudited consolidated financial statements and notes for the three and six months ended June 30, 1999 included in Part I hereof, and the supplemental financial data included in this discussion.

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

SELECTED FINANCIAL DATA

      The following table presents selected financial highlights for the three- and six-month periods ended June 30, 1999 and 1998.



                                                 THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                      JUNE 30,                                       JUNE 30,
                                            -----------------------------   PERCENTAGE     ---------------------------- PERCENTAGE
                                                1999           1998           CHANGE           1999            1998       CHANGE
                                            -------------- --------------  --------------  --------------  ------------ -----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings...........................     $   105,764    $    79,404             33%     $   203,114     $   183,865         10%
  Per share
    Basic..............................             .74            .57             30             1.42            1.33          7
    Diluted............................             .73            .56             30             1.40            1.30          8
  Return on average assets.............            1.29%          1.04%                           1.25%           1.22%
  Return on average common equity......           14.19          10.97                           13.80           12.89
Cash earnings..........................     $   115,757    $    85,702             35      $   223,671     $   195,705         14
  Per share
    Basic..............................             .81            .62             31             1.56            1.42         10
    Diluted............................             .80            .60             33             1.55            1.38         12
  Return on average tangible assets....            1.44%          1.13%                           1.41%           1.31%
  Return on average tangible common               20.47          12.96                           19.11           14.95
    equity
Dividends per common share.............     $       .50    $       .50                     $      1.00     $      1.00
Net interest margin (FTE)..............            4.35%          4.47%                           4.28%           4.52%
Interest rate spread (FTE).............            3.68           3.66                            3.59            3.72
Expense ratio..........................            1.64           1.53                            1.62            1.53
Efficiency ratio.......................           58.46          54.53                           58.30           53.87
Book value per common share............                                                    $     20.68     $     21.36
Shareholders' equity to total assets...                                                           9.22%           9.69%
Leverage ratio.........................                                                           7.79            9.60
Common share prices
  High closing price...................     $     45.31    $     62.56                     $     48.75     $     67.31
  Low closing price....................           40.31          53.94                           40.31           53.94
  Closing price at quarter end.........                                                          44.69           58.81

--------------------

Cash earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization

Return on average tangible assets = Cash earnings divided by average tangible assets (average total assets minus average goodwill and other intangibles)

Return on average tangible common equity = Cash earnings minus preferred stock dividends divided by average common equity (average common equity minus average goodwill and other intangibles)

Net interest margin = Net interest income (FTE) as a percentage of earning assets

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

OPERATING RESULTS - THREE AND SIX MONTHS ENDED JUNE 30, 1999

      The following table presents a summary of the Corporation's operating results for the three and six months ended June 30, 1999 and 1998 identifying significant items impacting the results for the periods shown.

                           UNION PLANTERS CORPORATION
                         SUMMARY OF CONSOLIDATED RESULTS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                      ------------------------------ ------------------------------
                                                                          1999            1998           1999            1998
                                                                      -------------- --------------- --------------  --------------
                                                                                         (DOLLARS IN THOUSANDS)

Interest income....................................................   $    565,301   $    586,705    $  1,119,886    $  1,160,955
Interest expense...................................................        253,712        279,879         512,600         550,379
                                                                      ------------   ------------    ------------    ------------
     NET INTEREST INCOME...........................................        311,589        306,826         607,286         610,576
PROVISION FOR LOSSES ON LOANS......................................        (17,740)       (43,038)        (34,019)        (76,250)
                                                                      ------------   ------------    ------------    ------------
     NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS.......        293,849        263,788         573,267         534,326
NONINTEREST INCOME
  Service charges on deposit accounts..............................         42,523         38,638          81,390          75,510
  Mortgage banking revenue.........................................         24,215         21,624          51,702          43,269
  Bank card income.................................................          8,083         10,533          11,043          20,418
  Factoring commissions............................................          7,403          7,437          14,431          14,741
  Trust service income.............................................          7,004          6,450          13,714          12,731
  Profits and commissions from trading activities..................          1,519          1,583           1,864           3,431
  Other income.....................................................         37,053         34,370          70,657          65,014
                                                                      ------------   ------------    ------------    ------------
     Total noninterest income......................................        127,800        120,635         244,801         235,114
                                                                      ------------   ------------    ------------    ------------
NONINTEREST EXPENSE
  Salaries and employee benefits...................................        129,871        116,545         253,101         230,267
  Net occupancy expense............................................         21,676         18,289          41,911          36,525
  Equipment expense................................................         20,218         17,387          39,238          34,427
  Goodwill and other intangibles amortization......................         12,285          6,609          25,148          12,462
  Other expense....................................................         90,698         85,601         173,589         163,414
                                                                      ------------   ------------    ------------    ------------
     Total noninterest expense.....................................        274,748        244,431         532,987         477,095
                                                                      ------------   ------------    ------------    ------------

EARNINGS BEFORE MERGER-RELATED CHARGES, OTHER SIGNIFICANT ITEMS
   AND INCOME TAXES................................................        146,901        139,992         285,081         292,345

MERGER-RELATED CHARGES AND OTHER SIGNIFICANT ITEMS
  Gain on sale of the credit card portfolio........................            874             --           3,268              --
  Gain on securitization and sale of FHA/VA loans..................             --         19,605           5,317          19,605
  Gain on sale of corporate trust business.........................          2,417             --           2,417              --
  Gain on sale of ARM loans........................................          5,041             --           5,041              --
  Net gain on sales of branches and other selected assets..........          1,403          1,764           2,934           8,190
  Investment securities gains (losses).............................          3,181        (22,584)          3,192         (16,730)
  Merger-related expenses..........................................             --        (13,869)             --         (18,335)
  Charter consolidation and other charges related to ongoing
     integration of operations.....................................             --           (695)             --            (695)
  Other, net.......................................................           (261)         1,881            (261)          2,009
                                                                      ------------   ------------    ------------    ------------
     EARNINGS BEFORE INCOME TAXES..................................        159,556        126,094         306,989         286,389
Applicable income taxes............................................        (53,792)       (46,690)       (103,875)       (102,524)
                                                                      ------------   ------------    ------------    ------------
     NET EARNINGS..................................................   $    105,764   $     79,404    $    203,114    $    183,865
                                                                      ============   ============    ============    ============

NET EARNINGS.......................................................   $    105,764   $     79,404    $    203,114    $    183,865
MERGER-RELATED CHARGES AND OTHER SIGNIFICANT ITEMS, NET OF TAXES...         (7,733)         9,734         (13,387)          6,603
GOODWILL AND OTHER INTANGIBLES AMORTIZATION, NET OF TAXES..........          9,993          6,298          20,557          11,840
                                                                      ------------   ------------    ------------    ------------
EARNINGS BEFORE MERGER-RELATED CHARGES, OTHER SIGNIFICANT ITEMS,
   GOODWILL AND OTHER INTANGIBLES AMORTIZATION, NET OF TAXES.......   $    108,024   $     95,436    $    210,284    $    202,308
                                                                      ============   ============    ============    ============

The table which follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,                  EPS
                                                          ------------------------------    INCREASE
                                                              1999            1998         (DECREASE)
                                                          -------------- --------------- --------------
Net interest income-FTE                                   $      4.33    $      4.42     $     (0.09)
Provision for losses on loans........................            0.24           0.54            0.30
                                                          -----------    -----------     -----------
Net interest income after provision for losses on
loans-FTE............................................            4.09           3.88            0.21
                                                          -----------    -----------     -----------


Noninterest income
  Service charges on deposit accounts................            0.56           0.53            0.03
  Mortgage banking revenue...........................            0.36           0.30            0.06
  Bank card income...................................            0.08           0.15           (0.07)
  Factoring commissions..............................            0.10           0.10             --
  Trust service income...............................            0.09           0.10           (0.01)
  Profits and commissions from trading activities....            0.01           0.02           (0.01)
  Investment securities gains (losses)...............            0.02          (0.12)           0.14
  Other income.......................................            0.62           0.66           (0.04)
                                                          -----------    -----------     -----------
          TOTAL NONINTEREST INCOME...................            1.84           1.74            0.10
                                                          -----------    -----------     -----------

Noninterest expense
  Salaries and employee benefits.....................            1.75           1.62           (0.13)
  Net occupancy expense..............................            0.29           0.26           (0.03)
  Equipment expense..................................            0.27           0.24           (0.03)
  Goodwill and other intangible amortization.........            0.17           0.09           (0.08)
  Other expense......................................            1.20           1.27            0.07
                                                          -----------    -----------     -----------
          TOTAL NONINTEREST EXPENSE..................            3.68           3.48           (0.20)
                                                          -----------    -----------     -----------

  Earnings before income taxes-FTE...................            2.25           2.14            0.11
Applicable income taxes-FTE..........................            0.85           0.84           (0.01)
                                                          -----------    -----------     -----------
  Net earnings.......................................            1.40           1.30            0.10
Less preferred stock dividends.......................             --             --              --
                                                          -----------    -----------     -----------
                                                          $      1.40    $      1.30     $      0.10
                                                          ===========    ===========     ===========

Change in net earnings applicable to diluted earnings
  per share using previous year average shares
  outstanding........................................                                    $      0.13
Change in average shares outstanding.................                                          (0.03)
                                                                                         -----------
Change in net earnings...............................                                    $      0.10
                                                                                         ===========

Average diluted shares (in thousands) ...............        144,737        141,973
                                                          ==========     ==========

                                       17

ACQUISITIONS

      The following tables present the estimated impact (as of June 30, 1999 and for the three and six months then ended compared to the same periods in 1998) on the balance sheet and statement of earnings of acquisitions accounted for as purchases, which were completed after June 30, 1998. The impact of certain acquisitions is estimated because the entities were merged immediately into existing operations of the Corporation.


                                                 BALANCE AT DATE OF ACQUISITION
                                 --------------------------------------------------------------
                                     INDIANA        FLORIDA
                                     BRANCH          BRANCH           OTHER
                                    PURCHASE        PURCHASE      ACQUISITIONS       TOTAL
                                 --------------  --------------  -------------- ---------------
                                                     (DOLLARS IN MILLIONS)
Cash and due from banks........  $         22    $      1,272    $         28   $      1,322
Interest-bearing deposits at
  financial institutions.......           745              --              29            774
Available for sale securities              --              --             185            185
Loans..........................           855               2             720          1,577
Allowance for losses on loans             (15)             --             (12)           (27)
Premises and equipment, net....            16               5              13             34
Goodwill and other intangibles            274             110              81            465
Other assets...................             7              --              21             28
                                 ------------    ------------    ------------   ------------
          Total assets.........  $      1,904    $      1,389    $      1,065   $      4,358
                                 ============    ============    ============   ============

Total deposits.................  $      1,698    $      1,383    $        910   $      3,991
Short-term borrowings..........           198              --              10            208
Long-term debt.................            --              --              20             20
Other liabilities..............             8               6              17             31
                                 ------------    ------------    ------------   ------------
          Total liabilities....  $      1,904    $      1,389    $        957   $      4,250
                                 ============    ============    ============   ============


                                               ESTIMATED NET IMPACT OF ACQUISITIONS
                                     ----------------------------------------------------------
                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                      JUNE 30, 1999 VERSUS 1998    JUNE 30, 1999 VERSUS 1998
                                     ---------------------------- -----------------------------
                                                      (DOLLARS IN THOUSANDS)
Net interest income.............              $  33,842                    $  50,281
Provision for losses on loans...                   (991)                      (1,111)
Noninterest income..............                  6,354                        9,232
Noninterest expense.............                (27,070)                     (46,141)
                                              ---------                    ---------
Earnings before taxes...........              $  12,135                    $  12,261
                                              =========                    =========

ACQUISITION COMPLETED SUBSEQUENT TO JUNE 30, 1999

      On July 16, 1999, UPB, the Corporation's lead bank, completed the purchase of Republic Banking Corp. of Florida (Republic), the parent company of Republic National Bank of Miami, for $410 million cash. In the transaction, UPB acquired 25 Miami-Dade and two Broward County banking centers. The table below presents preliminary selected pro forma financial information relating to the acquisition. The information is subject to change since some of the purchase accounting adjustments have not been finalized.


                                                    PRO FORMA JUNE 30, 1999
                                 -------------------------------------------------------------
                                 UNION PLANTERS                    PURCHASE
                                  CORPORATION      REPUBLIC       ACCOUNTING
                                 JUNE 30, 1999   JULY 16, 1999    ADJUSTMENTS     PRO FORMA
                                 -------------  --------------  -------------- ---------------
                                                     (DOLLARS IN MILLIONS)
Loans, net...................... $     19,890    $        939    $         --   $     20,829
Investment securities and other
  earning assets................        8,795             489            (411)         8,873
Goodwill and other intangibles            725              11             256            992
Total assets....................       32,260           1,539            (154)        33,645
Total deposits..................       24,808           1,318              --         26,126
Shareholders' equity to total
  assets........................         9.22%             --              --           8.84%
Leverage ratio..................         7.79%             --              --           6.73%


                                EARNINGS OVERVIEW

      For the second quarter of 1999, the Corporation reported earnings of $105.8 million, or $.73 per diluted common share. This compares to net earnings for the same period in 1998 of $79.4 million, or $.56 per diluted common share. Cash earnings for the second quarter of 1999 were $115.8 million, or $.80 per diluted common share compared to $85.7, or $.60 per diluted common share for the same period in 1998. These results compare to quarterly net earnings and cash earnings and the related diluted common share amounts for the first quarter of 1999 of $97.4 million, or $.67 per share, and $107.9 million, or $.75 per share, respectively. Net earnings for the second quarter of 1999 resulted in an annualized return on average assets (ROA) of 1.29% and an annualized return on average common equity (ROE) of 14.19% for the second quarter of 1999 which compares to 1.04% and 10.97%, respectively, for the same period in 1998. These ratios were 1.22% and 13.39%, respectively, for the first quarter of 1999.

      The increase in net earnings in the second quarter of 1999 compared to the same period in 1998 is attributable primarily to lower provisions for losses on loans and an increase in noninterest income. Partially offsetting these items was an increase in noninterest expenses, primarily goodwill and other intangibles amortization and noninterest expenses related to acquired entities accounted for as purchase acquisitions. The "Summary of Consolidated Results" above and the following discussion and analysis of operating results provides a more complete discussion of the significant items affecting the Corporation's results.

      For the six months ended June 30, 1999, net earnings were $203.1 million, or $1.40 per diluted common share, compared to $183.9 million, or $1.30 per diluted common share, for the same period in 1998. Cash earnings for this period in 1999 were $223.7 million, or $1.55 per diluted common share. This compares to $195.7 million, or $1.38 per diluted common share for the same period in 1998. Earnings for the first six months of 1999 resulted in a ROA of 1.25% and a ROE of 13.80% compared to 1.22% and 12.89%, respectively, in 1998.


                                EARNINGS ANALYSIS

NET INTEREST INCOME

      Net interest income (FTE) for the second quarter of 1999 was $321.2 million which compares to $315.5 million for the second quarter of 1998 and $305.1 million for the first quarter of 1999. For the six months ended June 30, 1999, net interest income (FTE) was $626.3 million compared to $627.5 million for the same period in 1998. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

      The net interest margin for the second quarter of 1999 was 4.35% which compares to 4.47% and 4.22% for the second quarter of 1998 and first quarter of 1999, respectively. The interest-rate spread increased to 3.68% for the second quarter of 1999 from 3.66% for the same period in 1998 and increased from 3.50% for the first quarter of 1999.

      Net interest income has been impacted by a number of factors over the last two years. The significant items impacting net interest income are listed below.

         - Over this period lower mortgage rates have resulted in a high level of refinancing activity by borrowers. This has resulted in prepayments on mortgage-backed investments and single family mortgage loans, approximately 38% of earning assets at June 30, 1999. The prepayments have forced the Corporation to reinvest the funds at lower interest rates. During the second quarter of 1999 mortgage interest rates began to increase which may reduce the level of refinancing.
         - The sale of the credit card portfolio (approximately $440 million of loans in the fourth quarter of 1998 and approximately $20 million of loans in the first quarter of
                  1999), a portfolio yielding approximately 12%, lowered the overall yield on earning assets.
         - The securitization and sale of FHA/VA loans (approximately $132 million of loans with a weighted average yield of approximately 9.7% sold in the first quarter of 1999 and approximately $381 million of loans with a weighted average yield of approximately 9.9% sold in the second quarter of
                  1998) has lowered the overall yield on earning assets.
         - The funds received in the Florida and Indiana branch purchases have been invested primarily in investment securities, a lower yielding investment alternative than loans.
         - The yield on the investment portfolio increased from 6.35% in the first quarter of 1999 to 6.41% in the second quarter of 1999 as a result of higher reinvestment opportunities from rising interest rates and the sale in late April of approximately $425 million of low-yielding mortgage-backed securities of an acquired entity.
         - Rates paid for interest-bearing deposits decreased 22 basis points from the first quarter of 1999 to the second quarter of 1999, resulting in an overall weighted average rate paid of 3.90%.

         Emphasis is being placed on reducing high cost borrowings of acquired entities to improve their margins. Additionally, standard pricing of basic transaction accounts and standard terms on other depository products were implemented during the first quarter of 1999, which produced improvements in the net interest margin in the second quarter of 1999. Over the longer term, more guidance from the UPC Funds Management Division and day-to-day discipline in pricing both assets and liabilities should also produce improvements in the margin. Growth of loans is being emphasized and should produce improvements in the margin since the growth would be funded by lower yielding investment securities. The Corporation's current loan to deposit ratio at 82% provides capacity for growth.

INTEREST INCOME

         The following table presents a breakdown of average earning assets for the three and six months ended June 30, 1999 and 1998.



                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                    -----------------------------  ------------------------------
                                                        1999           1998            1999            1998
                                                    -------------- --------------  --------------  --------------
                                                                        (DOLLARS IN BILLIONS)
Average earning assets                              $     29.6     $     28.3      $     29.5      $     28.0
  Comprised of:
    Loans..........................................         71%            73%             70%             74%
    Investment securities..........................         28             25              29              24
    Other earning assets ..........................          1              2               1               2
--------------------

Fully  taxable-equivalent yield on average earning
  assets...........................................       7.78%          8.43%           7.79%           8.49%

         Interest income (FTE) decreased $20.5 million for the second quarter of 1999 compared to the same period in 1998. The decrease is attributable primarily to a decrease in the yield on average earning assets from 8.43% for the second quarter of 1998 to 7.78% for the second quarter of 1999, which equated to a $44.2 million decrease in interest income. The lower yield is attributable to the factors discussed above. This decrease was partially offset by an increase in average earning assets, which increased interest income approximately $23.7 million. Compared to the first quarter of 1999, interest income increased approximately $11.6 million due to growth of average earning assets. This increase was partially offset by a $.7 million decrease due to a decrease in the average yield on loans.

      For the six months ended June 30, 1999, interest income decreased $38.9 million compared to the same period in 1998. The yield on earning assets decreased from 8.49% in 1998 to 7.79% in 1999. The yield decline resulted in a $90.1 million decline in interest income. Partially offsetting this decrease was a $1.5 billion increase in average earning assets which represented a $51.2 million increase in interest income. Growth of investment securities resulted from funds received in the Corporation's branch purchase transactions, primarily the Florida and Indiana Branch purchases.

INTEREST EXPENSE

      The following table presents a breakdown of average interest-bearing liabilities for the three and six months ended June 30, 1999 and 1998.



                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  ------------------------------
                                                         1999           1998            1999            1998
                                                     -------------- --------------  --------------  --------------
                                                                        (DOLLARS IN BILLIONS)
Average interest-bearing liabilities                 $     24.8     $     23.5      $     24.6      $     23.3
  Comprised of:
    Deposits.......................................          86%            84%             86%             84%
    Short-term borrowings..........................           9              6               8               6
    FHLB advances and long-term debt...............           5             10               6              10
--------------------

Rate paid on average interest-bearing liabilities..        4.10%          4.77%           4.20%           4.77%

      Interest expense decreased $26.2 million in the second quarter of 1999 compared to the same period in 1998. The decrease was due primarily to a decrease in the rates paid on average interest-bearing liabilities, which accounted for approximately $32.3 million of the decrease. The average rate paid for interest-bearing liabilities was 4.10% for the second quarter of 1999 compared to 4.77% for the same period in 1998. This decrease was partially offset by a $1.3 billion increase in average interest-bearing liabilities, which increased interest expense approximately $6.1 million. The increase in average interest-bearing liabilities related to the Florida and Indiana Branch Purchases in the third quarter of 1998 and first quarter of 1999, respectively. Compared to the first quarter of 1999, interest expense decreased $5.2 million in the second quarter of 1999. A decrease in the average rate paid on average interest-bearing liabilities accounted for $8.7 million of the decrease in interest expense and was partially offset by an approximate $3.5 million increase due to an increase in average interest-bearing liabilities. The decrease directly related to the implementation of standard pricing and terms for deposit products in all of the Corporation's markets as discussed above.

      For the six months ended June 30, 1999, interest expense decreased $37.8 million compared to the same period in 1998. The decrease related primarily to a decrease in the average rate paid for interest-bearing liabilities from 4.77% for the first six months of 1998 to 4.20% in 1999. This resulted in a reduction in interest expense of $54.9 million. Partially offsetting this decrease was a $1.4 billion increase in average interest-bearing liabilities, which increased interest expense $17.1 million. The growth of interest-bearing liabilities related primarily to the branch purchases (Florida and Indiana).

PROVISION FOR LOSSES ON LOANS

      The provision for losses on loans for the second quarter of 1999 was $17.7 million, or .35% of average loans on an annualized basis, compared to $43.0 million, or .88% of average loans, for the same period in 1998. The provision for the second quarter of 1999 compared to a provision of $16.3 million, or .33% of average loans, in the first quarter of 1999. For the six months ended June 30, 1999, the provision for losses on loans was $34.0 million, or .34% of average loans, compared to $76.3 million, or .79% of average loans, for the same period in 1998.

      The decrease in the provision for losses between 1999 and 1998 for the above periods was due primarily to the sale of substantially all of the credit card portfolio, which resulted in a decline in the provision of approximately $12.5 million ($23.0 million year to date). The remaining decrease was attributable to lower provisions for losses on loans related to entities acquired in 1998. Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

NONINTEREST INCOME

      Noninterest income for the second quarter of 1999 was $140.7 million, an increase of $21.3 million from the second quarter of 1998 and an increase of $14.5 million from the first quarter of 1999. For the six months ended June 30, 1999, noninterest income increased $20.8 million compared to the same period in 1998. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The following items, which are identified in the "Summary of Consolidated Results," impacted noninterest income. These transactions are not considered normal reoccurring items, although certain of the items do reoccur periodically.

      - The Corporation had investment securities gains of $3.2 million for both the three and six months ended June 30, 1999 compared to investment securities losses of $22.6 million and $16.7 million, respectively, for the same periods in 1998. The loss in 1998 was attributable to the premium write-down of certain high-coupon mortgage-backed securities of an acquired entity resulting from the anticipated acceleration of prepayments of the underlying loans.
      - Pretax gains on the securitization and sale of FHA/VA loans were $5.3 million in the first quarter of 1999 (approximately $132 million of loans) and $19.6 million in the second quarter of 1998 (approximately $380 million of loans). These transactions involve the sale of previously past due FHA and VA guaranteed loans owned and serviced by UPB. Additional sales may take place in the future depending on market conditions and delinquency status of the portfolio.
      - During the second quarter of 1999, the Corporation sold approximately $296 million of ARM loans which resulted in a pretax gain of $5.0 million. The sale was made to increase liquidity and free capital for other needs. The sale is not expected to have a significant impact on net interest income.
      - The Bank's Trust Division sold its Corporate Trust Business (primarily general obligation bond administration for government entities) in the second quarter of 1999 resulting in a pretax gain of $2.4 million. An additional gain of $2.1 million may be recognized in 2001, contingent upon business retention.
      - In the fourth quarter of 1998 the Corporation sold its credit card business. The majority of the gain was recorded in the fourth quarter of 1998 but portions of the sale did not occur until 1999, resulting in pretax gains on the sale of the credit card portfolio of $2.4 million and $874,000, respectively in the first and second quarters of 1999. Additional gains are expected in 1999 related to the sale of the credit card portfolios of acquired entities.
      -     Pretax gains on the sale of branches and other selected assets were
            $1.4 million and $2.9 million, respectively, compared to $1.8 million and $2.8 million, respectively for the same periods in 1998. The Corporation may sell certain branches and related loans and deposits in the future and may incur additional gains or losses.

      The increase in noninterest income, excluding the items discussed above, for the second quarter of 1999 and year to date through June 30, 1999 compared to the same periods in 1998 is attributable primarily to the following items:

      - $5.1 million increase in service charges on deposit accounts and transaction related fees ($8.1 million increase year to date)
      - $4.1 million increase in annuity sales income ($7.2 million increase year to date)
      - $2.6 million increase in mortgage banking revenues ($8.4 million increase year to date)
      - $1.1 million increase in insurance commissions ($1.7 million increase year to date)

      The increase in noninterest income was offset by declines in bank card income of $2.5 million and $9.4 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. The decrease resulted from the sale of the credit card portfolio in the fourth quarter of 1998. The majority of the current bank card income results from the merchant servicing business, where management expects moderate growth. Additionally, the Corporation continues to receive fees related to new cards being issued in Union Planters name and fees related to loan balances outstanding of the portfolio sold. These fees are expected to be lower than the revenues recognized previously.

      The growth of service charges on deposits and other transaction related fees is attributable to acquired entities and increased levels of activity. The Florida and Indiana Branch Purchases increased the number of deposit customers and increased the transaction volumes.

      The increase in annuity sales income and insurance commissions is the result of greater efforts on increasing this fee income source. The Corporation currently has 1,780 licensed annuity sales personnel, 125 property and casualty insurance agents and 100 life and health insurance agents. Complementing these efforts is expansion of the Corporation's brokerage business. Currently the Corporation has 425 "Series 6" registered representatives and 70 "Series 7" registered representatives. Brokerage fee income was $4.9 million and $9.7 million, respectively for the three and six months ended June 30, 1999 and compared to $5.5 million and $9.7 million, respectively, for the same periods in 1998.

      Mortgage banking revenues have increased due to higher volume levels attributable to the high level of refinancing activity in the low interest rate environment during the first quarter of 1999. Activity slowed some in the second quarter of 1999. The Corporation is also expanding these efforts by purchasing wholesale mortgage production offices. The Corporation has purchased 11 mortgage banking offices in Houston, Texas; Tampa, Florida; San Antonio, Texas; and Irvine, Dublin, Campbell, Capitola, Saratoga, Santa Maria, and Bakersfield, California. These purchases complement existing Union Planters' mortgage production operations and should provide additional revenues in the future.

NONINTEREST EXPENSE

      Noninterest expense for the second quarter of 1999 increased $17.9 million to $275.0 million which compares to $257.1 million for the second quarter of 1998 and $258.2 million for the first quarter of 1998. The major components of noninterest expense are detailed on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in
Item 1, Part I of this report.

      The significant items impacting noninterest expense for the second quarter of 1999 compared to the same period in 1998 follow:

      -     $13.9 million decrease in merger-related expenses
      - $13.3 million increase in salaries and employee benefits (approximately $11.1 million related to acquisitions and $1.8 million related to acquired mortgage production offices)
      - $6.2 million increase in occupancy and equipment expense (approximately $3.9 million related to acquisitions)
      - $5.7 million increase in goodwill and other intangibles amortization related to purchase acquisitions and branch purchases
      -     $3.2 million increase in other contracted services
      -     $2.9 million increase in stationery and supplies expense
      -     $2.3 million increase in communications expense
      - $2.4 million decrease in provisions for losses on FHA/VA foreclosure claims

      The significant items impacting noninterest expense for the six months ended June 30, 1999 compared to the same period in 1998 follow:

      - $22.8 million increase in salaries and employee benefits (approximately $18.1 million related to acquisitions and $2.6 million related to new production mortgage offices)
      -     $18.3 million decrease in merger-related expenses
      - $10.2 million increase in occupancy and equipment expense (approximately $6.3 million related to acquisitions and $829,000 related to new production mortgage offices)
      - $12.7 million increase in goodwill and other intangibles amortization related to purchase acquisitions and branch purchases
      -     $4.4 million increase in communications expense
      -     $4.2 million increase in other contracted services
      -     $2.4 million increase in other personnel expenses
      - $2.9 million decrease in taxes other than income taxes, primarily franchise taxes
      - $2.5 million decrease in provisions for losses on FHA/VA foreclosure expenses

      The largest component of noninterest expense, salaries and employee benefits, was $129.9 million for the second quarter of 1999 compared to $116.5 million for the same quarter last year and compared to $123.2 million for the first quarter of 1999. Full-time-equivalent employees at June 30, 1999 were 13,076 compared to 12,289 at June 30, 1998, 13,160 at March 31, 1999 and 12,330
at December 31, 1998. Excluding the impact of acquisitions, the mortgage production offices purchased in 1999, the impact of the sale of the credit card portfolio, and the impact of the annuity, brokerage and insurance operations, total full-time equivalent employees decreased approximately 380 from June 30, 1998 to June 30, 1999. Full-time equivalent employees decreased approximately 140 and 170, respectively, from March 31, 1999 and December 31, 1998 to June 30, 1999. As discussed above, emphasis is being placed on expanding the Corporation's mortgage operations and annuity and insurance sales efforts. Expansion of these areas will result in increased personnel but higher revenues are expected as was demonstrated in the second quarter of 1999.

      The Corporation is continuing its efforts to integrate all of its 1998 and 1999 acquisitions and to consolidate the existing operations of all of its banks. Efforts include consolidation of individual bank data bases, centralizing "back office" functions, centralizing credit administration functions, centralizing call centers, standardizing procedures and processes and standardizing products and services. Currently, 30 of the 35 mergers of "back office" operations of existing bank locations have been completed. Additionally, 21 of 24 conversions and "back office" consolidations of acquisitions have been completed. The last significant conversion is scheduled for August 13, 1999 and the last internal data base merger is scheduled for September 1999. The centralization of credit administration centers is 60% complete and is scheduled to be completed by the end of the third quarter of 1999.

      Technology improvements such as integrated customer information solutions (for example, data warehouse, operational data store and integrated desktop (branch and call center)), imaging, and Internet delivery are expected to be completed by the end of 1999. Year 2000 remediation and testing are completed.

      The Corporation's Internet delivery system is being developed through a company, FundsXpress, Inc., in which the Corporation owns approximately a one-third interest. Currently, Union Planters has approximately 16,000 customers and is working to increase the number of customers using the system through a marketing campaign that started the first of June. The system will support both retail and commercial customers and will include the following services:

      -     Balance inquiry / transfers / transaction history / statements
      -     Bill payment services
      -     Brokerage services (currently piloting this service)
      - ATM network delivery (two networks under contract and one in production)
      -     Bill presentment (internet and ATM)
      -     Images of checks and statements
      -     Submission and approval of loan applications
      -     Other traditional and nontraditional products

      Management continues to anticipate cost savings related to integration of acquired entities and consolidation of existing operations. Some savings are expected each quarter of 1999 but the total savings are not expected to be fully implemented until the fourth quarter of 1999 or early in 2000. Reference is made to the discussion under the heading "Acquisitions - Operating Philosophy" on pages 12 and 13 of the 1998 Annual Report. The technology improvements are expected to help the organization operate more efficiently.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                                 THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                   --------------------------------------------------------------------------------
                                                                     1999                                     1998
                                                   ---------------------------------------  ---------------------------------------
                                                                    INTEREST       FTE                       INTEREST       FTE
                                                      AVERAGE        INCOME/      YIELD/       AVERAGE        INCOME/      YIELD/
                                                      BALANCE        EXPENSE       RATE        BALANCE        EXPENSE       RATE
                                                   -------------- ------------  ----------  -------------- -------------- ---------
                                                                                DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial
    institutions.................................  $     31,606   $        450      5.71%   $     38,760   $        519      5.37%
  Federal funds sold and securities purchased
    under agreements to resell...................        75,924            963      5.09         353,374          4,834      5.49
  Trading account assets.........................       256,247          3,934      6.16         177,835          2,803      6.32
  Investment securities(1)(2)
    Taxable......................................     7,020,196        107,518      6.14       6,103,535         95,460      6.27
    Tax-exempt...................................     1,337,229         25,991      7.80       1,061,626         20,561      7.77
                                                   ------------   ------------              ------------   ------------
          Total investment securities............     8,357,425        133,509      6.41       7,165,161        116,021      6.49
  Loans, net of unearned income(1)(3)(4).........    20,916,423        436,052      8.36      20,603,195        471,190      9.17
                                                   ------------   ------------              ------------   ------------
          TOTAL EARNING ASSETS(1)(2)(3)(4)           29,637,625        574,908      7.78      28,338,325        595,367      8.43
                                                                  ------------                             ------------
  Cash and due from banks........................     1,081,436                                  957,447
  Premises and equipment.........................       581,790                                  543,441
  Allowance for losses on loans..................      (349,409)                                (331,259)
  Goodwill and other intangibles.................       717,830                                  248,674
  Other assets...................................     1,319,526                                  990,701
                                                   ------------                             ------------
          TOTAL ASSETS...........................  $ 32,988,798                             $ 30,747,329
                                                   ============                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts..........................  $  4,323,100   $     29,299      2.72%   $  3,135,995   $     30,377      3.89%
  Savings deposits...............................     4,793,308         25,443      2.13       4,375,238         24,049      2.20
  Certificates of deposit of $100,000 and over...     2,286,601         30,016      5.27       2,860,706         41,136      5.77
  Other time deposits............................     9,829,513        121,538      4.96       9,347,895        126,625      5.43
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase.............     2,056,357         22,615      4.41       1,460,259         18,590      5.11
    Other........................................       281,114          3,473      4.96          67,516          1,813     10.77
  Long-term debt
    Federal Home Loan Bank advances..............       209,468          2,600      4.98       1,121,094         14,638      5.24
    Subordinated capital notes...................       479,874          7,704      6.44         484,744          8,319      6.88
    Medium-term bank notes.......................       105,000          1,761      6.73         135,000          2,236      6.64
    Trust Preferred Securities...................       199,022          4,128      8.32         198,987          4,128      8.32
    Other........................................       255,670          5,135      8.06         339,191          7,968      9.42
                                                   ------------   ------------              ------------   ------------
          TOTAL INTEREST-BEARING LIABILITIES.....    24,819,027        253,712      4.10      23,526,625        279,879      4.77
  Noninterest-bearing demand deposits............     4,476,077                                3,597,234
                                                   ------------   ------------              ------------
          TOTAL SOURCES OF FUNDS.................    29,295,104        253,712                27,123,859        279,879
                                                                  ------------                             ------------
  Other liabilities..............................       693,587                                  707,255
  Shareholders' equity...........................
     Preferred stock.............................        22,706                                   30,045
     Common equity..............................      2,977,401                                2,886,170
                                                   ------------                             ------------
          Total shareholders' equity............      3,000,107                                2,916,215
                                                   ------------                             ------------
           TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY................................  $ 32,988,798                             $ 30,747,329
                                                   ============                             ============

NET INTEREST INCOME(1)..........................                  $    321,196                             $    315,488
                                                                  ============                             ============
INTEREST-RATE SPREAD(1).........................                                    3.68%                                    3.66%
                                                                                    ====                                     ====
NET INTEREST MARGIN(1)..........................                                    4.35%                                    4.47%
                                                                                    ====                                     ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans........................................                 $      1,249                             $      3,090
    Securities...................................                        8,358                                    5,572
                                                                  ------------                             ------------
          TOTAL..................................                 $      9,607                             $      8,662
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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                           1999 VERSUS 1998
                                                             ----------------------------------------------
                                                                 DUE TO CHANGE IN: (1)           TOTAL
                                                                AVERAGE         AVERAGE        INCREASE
                                                                VOLUME           RATE         (DECREASE)
                                                             --------------  --------------  --------------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions....    $       (100)   $         31    $        (69)
  Federal funds sold and securities purchased
    under agreements to resell...........................          (3,543)           (328)         (3,871)
  Trading account assets.................................           1,206             (75)          1,131
  Investment securities (FTE)............................          19,066          (1,578)         17,488
  Loans, net of unearned income (FTE)....................           7,071         (42,209)        (35,138)
                                                             ------------    ------------    ------------
          TOTAL INTEREST INCOME..........................          23,700         (44,159)        (20,459)
                                                             ------------    ------------    ------------

INTEREST EXPENSE
  Money market accounts..................................           9,573         (10,651)         (1,078)
  Savings deposits.......................................           2,240            (846)          1,394
  Certificates of deposit of $100,000 and over...........          (7,754)         (3,366)        (11,120)
  Other time deposits....................................           6,312         (11,399)         (5,087)
  Short-term borrowings..................................           9,457          (3,772)          5,685
  Long-term debt.........................................         (13,722)         (2,239)        (15,961)
                                                             ------------    ------------    ------------
          TOTAL INTEREST EXPENSE.........................           6,106         (32,273)        (26,167)
                                                             ------------    ------------    ------------
CHANGE IN NET INTEREST INCOME............................    $     17,594    $    (11,886)   $      5,708
                                                             ============    ============    ============

PERCENTAGE INCREASE IN NET INTEREST INCOME OVER
  PRIOR PERIOD...........................................                                            1.81%
                                                                                             ============

--------------------

(1) The increase or decrease due to the change in the balance sheet mix has been allocated proportionately to volume and rate change.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                 -------------------------------------------------------------------------------
                                                                      1999                                     1998
                                                 ------------------------------------------  -----------------------------------
                                                                   INTEREST        FTE                      INTEREST      FTE
                                                   AVERAGE         INCOME/        YIELD/        AVERAGE      INCOME/     YIELD/
                                                   BALANCE         EXPENSE         RATE         BALANCE      EXPENSE      RATE
                                                 ------------    ------------   -----------   -----------  -----------  --------
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial ......  $     75,796    $      1,437       3.82%     $    37,394  $     1,027     5.54%
    institutions
  Federal funds sold and securities
    purchased under agreements to resell ......        75,939           1,832       4.86          427,542       11,668     5.50
  Trading account assets ......................       247,577           7,529       6.13          180,499        5,823     6.51
  Investment securities(1)(2)
    Taxable ...................................     7,073,724         214,098       6.10        5,680,162      179,638     6.38
    Tax-exempt ................................     1,328,507          51,737       7.85        1,008,885       39,739     7.94
                                                 ------------    ------------                 -----------  -----------
          Total investment securities .........     8,402,231         265,835       6.38        6,689,047      219,377     6.61
  Loans, net of unearned income(1)(3)(4) ......    20,686,397         862,305       8.41       20,631,009      939,950     9.19
                                                 ------------    ------------                 -----------  -----------
          TOTAL EARNING ASSETS(1)(2)(3)(4)         29,487,940       1,138,938       7.79       27,965,491    1,177,845     8.49
                                                                 ------------                              -----------
  Cash and due from banks .....................     1,044,945                                     949,022
  Premises and equipment ......................       574,106                                     539,892
  Allowance for losses on loans ...............      (346,063)                                   (331,360)
  Goodwill and other intangibles ..............       605,277                                     235,042
  Other assets ................................     1,304,974                                     988,039
                                                 ------------                                 -----------
          TOTAL ASSETS ........................  $ 32,671,179                                 $30,346,126
                                                 ============                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts .......................  $  3,945,773    $     62,727       3.21%     $ 3,143,079  $    60,178     3.86%
  Savings deposits ............................     4,919,665          46,065       1.89        4,314,379       47,912     2.24
  Certificates of deposit of $100,000 and over      2,389,174          63,496       5.36        2,839,027       81,991     5.82
  Other time deposits .........................     9,854,440         247,012       5.05        9,351,441      252,357     5.44
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase ..........     1,906,142          41,741       4.42        1,378,770       34,941     5.11
    Other .....................................       142,612           3,601       5.09           79,096        3,172     8.09
  Long-term debt
    Federal Home Loan Bank advances ...........       401,341           9,951       5.00        1,130,303       28,818     5.14
    Subordinated capital notes ................       480,285          15,554       6.53          358,417       12,616     7.10
    Medium-term bank notes ....................       105,000           3,523       6.77          135,000        4,472     6.68
    Trust Preferred Securities ................       199,018           8,255       8.36          198,983        8,256     8.37
    Other .....................................       281,067          10,675       7.66          335,602       15,666     9.41
                                                 ------------    ------------                 -----------  -----------
          TOTAL INTEREST-BEARING LIABILITIES ..    24,624,517         512,600       4.20       23,264,097      550,379     4.77
  Noninterest-bearing demand deposits .........     4,390,270                                   3,495,844
                                                 ------------    ------------                 -----------  -----------
          TOTAL SOURCES OF FUNDS ..............    29,014,787         512,600                  26,759,941      550,379
                                                                 ------------                              -----------
  Other liabilities ...........................       677,763                                     668,284
  Shareholders' equity
     Preferred stock ..........................        22,947                                      38,352
     Common equity ............................     2,955,682                                   2,859,549
                                                 ------------                                 -----------
          Total shareholders' equity ..........     2,978,629                                   2,897,901
                                                 ------------                                 -----------
           TOTAL LIABILITIES AND SHAREHOLDERS'
             EQUITY ...........................  $ 32,671,179                                 $30,346,126
                                                 ============                                 ===========
NET INTEREST INCOME(1) ........................                  $    626,338                              $   627,466
                                                                 ============                              ===========
INTEREST-RATE SPREAD(1) .......................                                     3.59%                                  3.72%
                                                                                    ====                                =======
NET INTEREST MARGIN(1) ........................                                     4.28%                                  4.52%
                                                                                    ====                                =======

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans .....................................                  $      2,408                              $     6,075
    Securities ................................                        16,644                                   10,815
                                                                 ------------                              -----------
          TOTAL ...............................                  $     19,052                              $    16,890
                                                                 ============                              ===========

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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES



                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                        1999 VERSUS 1998
                                                                      ------------------------------------------------
                                                                           DUE TO CHANGE IN: (1)              TOTAL
                                                                        AVERAGE           AVERAGE           INCREASE
                                                                        VOLUME              RATE            (DECREASE)
                                                                      --------------      --------           --------
                                                                                       (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ......          $    804            $   (394)          $    410
  Federal funds sold and securities purchased under
    agreements to resell....................................            (8,620)             (1,216)            (9,836)
  Trading account assets ...................................             2,056                (350)             1,706
  Investment securities (FTE) ..............................            54,443              (7,985)            46,458
  Loans, net of unearned income (FTE) ......................             2,517             (80,162)           (77,645)
                                                                      --------            --------           --------
          TOTAL INTEREST INCOME ............................            51,200             (90,107)           (38,907)
                                                                      --------            --------           --------

INTEREST EXPENSE
  Money market accounts ....................................            13,802             (11,253)             2,549
  Savings deposits .........................................             6,224              (8,071)            (1,847)
  Certificates of deposit of $100,000 and over .............           (12,303)             (6,192)           (18,495)
  Other time deposits ......................................            13,158             (18,503)            (5,345)
  Short-term borrowings ....................................            13,728              (6,499)             7,229
  Long-term debt ...........................................           (17,472)             (4,398)           (21,870)
                                                                      --------            --------           --------
          TOTAL INTEREST EXPENSE ...........................            17,137             (54,916)           (37,779)
                                                                      --------            --------           --------
CHANGE IN NET INTEREST INCOME (FTE) ........................          $ 34,063            $(35,191)          $ (1,128)
                                                                      ========            ========           ========

PERCENTAGE DECREASE IN NET INTEREST INCOME OVER PRIOR PERIOD                                                     (.18)%
                                                                                                             ========

--------------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                               FINANCIAL CONDITION

      The Corporation's total assets were $32.3 billion at June 30, 1999 compared to $31.0 billion at June 30, 1998 and $31.7 billion at December 31, 1998. Average assets were $33.0 billion for the second quarter of 1999 compared to $30.7 billion for the second quarter of 1998. For the six months ended June 30, 1999 average assets totaled $32.7 billion compared to $30.3 billion for the same period in 1998. Banks acquired and the Indiana and Florida Branch Purchases were the primary reasons for the growth of total assets both at period end and on average. See the "Acquisitions" section of this discussion and Note 2 to the unaudited interim consolidated financial statements for additional information regarding the impact of acquisitions.

INVESTMENT SECURITIES

      The Corporation's investment securities portfolio of $7.9 billion at June 30, 1999 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $7.6 billion and $8.3 billion at June 30, 1998 and December 31, 1998, respectively. At June 30, 1999 these securities had a net unrealized pretax loss of $96.3 million compared to net unrealized gains of $67.5 million and $93.1 million at June 30, 1998, and December 31, 1998, respectively. The significant change from a net unrealized gain to a net unrealized loss resulted primarily from the significant rise in interest rates since the fall of 1998. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at June 30, 1999 and December 31, 1998.

      U.S. Treasury and U.S. Government agency obligations represented 59.9% of the investment securities portfolio at June 30, 1999, 71% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues. The Corporation has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and Market Risk and Asset/Liability Management" discussions for information regarding the market-risk in the investment securities portfolio.

      The limited credit risk in the investment securities portfolio at June 30, 1999 consisted of 20.3% of investment grade CMOs, 16.9% of municipal obligations, and 2.9% of other stocks and securities (primarily equity securities and Federal Reserve Bank and Federal Home Loan Bank Stock).

      At June 30, 1999, the Corporation had approximately $14.1 million of structured notes, which constituted less than 1% of the investment securities portfolio. Structured notes have uncertain cash flows, which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are U. S. Government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index-amortizing notes.

LOANS

      Loans, net of unearned income, at June 30, 1999 were $20.2 billion compared to $20.2 billion and $20.5 billion at June 30, 1998 and March 31, 1999, respectively. Average loans for the second quarter of 1999 were $20.9 billion compared to $20.6 billion for the second quarter of 1998 and $20.5 billion for the first quarter of 1999. For the six months ended June 30, 1999, average loans were $20.7 billion compared to $20.6 billion for the same period in 1998. Note 3 to the unaudited interim consolidated financial statements included in Part I.
Item 1 of this report presents the composition of the loan portfolio.

      Excluding the FHA/VA government-insured/guaranteed loans, loans were $19.6 billion at June 30, 1999, an increase of approximately $244 million from June 30, 1998 and a decrease of $254 million from March 31, 1999. Entities acquired since June 30, 1998 increased loans approximately $1.6 billion. Offsetting the increases due to acquisitions are reductions in residential mortgage loans due to the high level of refinancing activity and the sale of loans. The sale of the Corporation's credit card portfolio reduced total loans approximately $460 million. Also, during the second quarter of 1999, the Corporation sold approximately $296 million of ARM loans. Excluding the impact of these items, loan growth was flat between the first and second quarter of 1999.

ALLOWANCE FOR LOSSES ON LOANS

      The Corporation maintains the allowance for losses on loans at a level which is believed adequate to absorb losses inherent in the loan portfolio. A formal review is prepared quarterly to assess the risk in the portfolio and to determine the adequacy of the allowance for losses on loans. The review includes analyses of certain problem loans, historical loan loss experience, the level of classified and nonperforming loans, reviews and evaluations of specific loans, changes in the nature and volume of loans, the results of regulatory examinations, and current economic conditions and the related impact on specific borrowers and industry groups. The review is presented to and approved by senior management and a committee of the Board of Directors.

      The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the six-month periods ended June 30, 1999 and 1998 and for the year ended December 31, 1998.

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,                        YEAR ENDED
                                                                        ------------------------------------       DECEMBER 31,
                                                                             1999                   1998               1998
                                                                        ------------            ------------       ------------
                                                                                          (DOLLARS IN THOUSANDS)
BALANCE AT THE BEGINNING OF PERIOD ..............................       $    321,476            $    324,474       $    324,474
LOANS CHARGED OFF
  Commercial, financial, and agricultural .......................             23,649                  24,570             65,815
  Foreign .......................................................                  3                      --              1,831
  Real estate - construction ....................................                753                   2,116              3,714
  Real estate - mortgage ........................................             15,569                  12,020             28,654
  Credit cards and related plans ................................                865                  31,034             50,723
  Consumer ......................................................             19,397                  17,369             64,435
  Direct lease financing ........................................                291                       4                125
                                                                        ------------            ------------       ------------
          Total charge-offs .....................................             60,527                  87,113            215,297
                                                                        ------------            ------------       ------------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural .......................             10,301                   4,650              8,931
  Foreign .......................................................                477                      --                 20
  Real estate - construction ....................................                261                     159                310
  Real estate - mortgage ........................................              4,010                   2,092              5,825
  Credit cards and related plans ................................              1,201                   2,286              4,113
  Consumer ......................................................              7,820                   4,737              9,812
  Direct lease financing ........................................                 88                       4                  5
                                                                        ------------            ------------       ------------
          Total recoveries ......................................             24,158                  13,928             29,016
                                                                        ------------            ------------       ------------

Net charge-offs .................................................            (36,369)                (73,185)          (186,281)
Provision charged to expense ....................................             34,019                  76,250            204,056
Allowance related to the sale of certain loans ..................                 --                      --            (36,693)
Increase due to acquisitions ....................................             21,460                  10,063             15,920
                                                                        ------------            ------------       ------------
          BALANCE AT END OF PERIOD ..............................       $    340,586            $    337,602       $    321,476
                                                                        ============            ============       ============

Total loans, net of unearned income, at end of period ...........       $ 20,231,112            $ 20,200,707       $ 19,576,826
Less: FHA/VA government insured/guaranteed loans ................            598,046                 811,705            759,911
                                                                        ------------            ------------       ------------

          LOANS USED TO CALCULATE RATIOS ........................       $ 19,633,066            $ 19,389,002       $ 18,816,915
                                                                        ============            ============       ============

Average total loans, net of unearned income, during period ......       $ 20,686,397            $ 20,631,009       $ 20,498,773
Less: Average FHA/VA government-insured/guaranteed loans ........            648,193               1,149,590            958,921
                                                                        ------------            ------------       ------------

          AVERAGE LOANS USED TO CALCULATE RATIOS ................       $ 20,038,204            $ 19,481,419       $ 19,539,852
                                                                        ============            ============       ============

RATIOS (1):
  Allowance at end of period to loans, net of unearned income ...               1.73%                   1.74%              1.71%
  Charge-offs to average loans, net of unearned income(2) .......                .61                     .90               1.10
  Recoveries to average loans, net of unearned income(2) ........                .24                     .14                .15
  Net charge-offs to average loans, net of unearned income(2)....                .37                     .76                .95
  Provision to average loans, net of unearned income(2)..........                .34                     .79               1.04



--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2)   Amounts annualized for June 30, 1999 and 1998.

      The allowance at June 30, 1999, was $340.6 million, an increase of $19.1 million from December 31, 1998, and compared to $337.6 million at June 30, 1998. The increase from December 31, 1998 relates primarily to first quarter 1999 purchase acquisitions, which increased the allowance $21.5 million. Net charge-offs for the second quarter of 1999 were $22.2 million compared to $46.3 million and $14.2 million for the second quarter of 1998 and the first quarter of 1999, respectively. The sale of the Corporation's credit card portfolio reduced net charge-offs approximately $14 million and $29 million, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. The increase in charge-offs between the first and second quarters of 1999 related to the charge-off of $5.3 million related to an impaired factoring loan and $2.0 million charge-off of a commercial real estate development loan, both previously reserved for in prior periods.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES


                                                                                             JUNE 30,
                                                                                   ------------------------       DECEMBER 31,
                                                                                      1999            1998           1998
                                                                                   --------        --------       ------------
                                                                                             (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS
  Domestic .................................................................       $196,749        $141,567        $150,378
  Foreign ..................................................................             --              51              --
RESTRUCTURED LOANS .........................................................          1,655           8,375           5,612
                                                                                   --------        --------        --------
          TOTAL NONPERFORMING LOANS ........................................        198,404         149,993         155,990
                                                                                   --------        --------        --------

FORECLOSED PROPERTY
  Other real estate owned, net .............................................         26,417          29,645          23,937
  Other foreclosed property ................................................          1,849           5,456           2,670
                                                                                   --------        --------        --------
          TOTAL FORECLOSED PROPERTIES ......................................         28,266          35,101          26,607
                                                                                   --------        --------        --------

          TOTAL NONPERFORMING ASSETS .......................................       $226,670        $185,094        $182,597
                                                                                   ========        ========        ========

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
  Domestic .................................................................       $ 25,858        $ 50,044        $ 48,626
  Foreign ..................................................................             --              --              --
                                                                                   --------        --------        --------
          TOTAL LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST..       $ 25,858        $ 50,044        $ 48,626
                                                                                   ========        ========        ========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans past due 90 days or more and still accruing interest ...............       $306,238        $414,276        $355,124
  Nonaccrual ...............................................................          7,391          10,830           9,232

RATIOS (1):
  Nonperforming loans as a percentage of loans .............................           1.01%            .77%            .83%
  Nonperforming assets as a percentage of loans plus foreclosed properties .           1.15             .95             .97
  Allowance for losses on loans as a percentage of nonperforming loans .....            172             225             206
  Loans past due 90 days or more and still accruing interest as a
    percentage of loans ....................................................            .13             .26             .26

--------------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

      The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

                                                                                          LOANS PAST DUE 90 DAYS
                                                        NONACCRUAL LOANS (1)                   OR MORE (1)
                                                   -----------------------------      -----------------------------
                                                     JUNE 30,       DECEMBER 31,        JUNE 30,       DECEMBER 31,
                                                       1999             1998              1999             1998
                                                   ------------     ------------      ------------     ------------
                                                                        (DOLLARS IN THOUSANDS)
LOAN TYPE
  Secured by single family residential.........    $     75,953     $     73,433      $      4,534     $     12,991
  Secured by nonfarm nonresidential............          33,730           25,242             1,938            8,193
  Other secured real estate....................          22,543           17,616             3,669            5,387
  Commercial, financial, and agricultural,
    including foreign loans and direct lease             59,310           26,831            11,430           15,041
    financing..................................
  Credit cards and related plans...............               6               58               114            2,044
  Other consumer...............................           5,207            7,198             4,173            4,970
                                                   ------------     ------------      ------------     ------------
          TOTAL................................    $    196,749     $    150,378      $     25,858     $     48,626
                                                   ============     ============      ============     ============

--------------------

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

      LOANS OTHER THAN FHA/VA LOANS. As a percentage of loans and foreclosed properties, nonperforming assets were 1.15% at June 30, 1999 compared to .95% at June 30, 1998 and 1.02% at March 31, 1999. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 172% at June 30, 1999, which compares to 225% at June 30, 1998 and 197% at March 31, 1999.

      Nonaccrual loans increased $26.0 million compared to March 31, 1999. The increase related to two large loans being placed on nonaccrual status. Also, a number of loans past due 90 days or more moved from the past due category to nonaccrual status. Management does not believe the increase in nonperforming loans is an overall trend in the portfolio. Two potential problem loans totaling approximately $16 million are being monitored closely. Other than the potential increase in nonperforming loans as a result of these loans, management does not expect any significant increase in nonperforming loans.

      Loans past due 90 days or more and still accruing interest totaled $25.9 million, or .13% of loans, at June 30, 1999 compared to $50.0 million, or .26%, and $50.9 million, or .26% of loans, at June 30, 1998 and March 31, 1999, respectively. The preceding table details the composition of these loans.

      FHA/VA LOANS. FHA/VA government-insured/guaranteed loans (FHA/VA loans) do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $306.2 million at June 30, 1999 which compared to $414.3 million and $329.7 million at June 30, 1998 and March 31, 1999, respectively. The decrease in past due loans relates to a decline in the overall volume of these loans. At June 30, 1999, June 30, 1998, and March 31, 1999, $7.4 million, $10.8 million and $8.4 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

      In its capacity as servicer of FHA/VA loans, the Corporation is responsible for foreclosure and the related costs of foreclosure. These costs are estimated each period based on historical loss experience and are shown as provisions for losses on FHA/VA foreclosure claims in noninterest expense. At June 30, 1999 and March 31, 1999, the Corporation had reserves for these losses of $26.5 million and $26.7, respectively.

POTENTIAL PROBLEM ASSETS

      Potential problem assets are assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets were loans, which became nonperforming. At June 30, 1999, the Corporation had potential problem assets of $64.3 million, composed of 22 loans, the largest being $12.2 million. Potential problem assets (all loans) were $68.9 million (28 loans) and $66.8 million (52 loans), respectively, at March 31, 1999 and December 31, 1998.

DEPOSITS

      The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation.

                                                                          AVERAGE DEPOSITS
                                            ---------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                            -------------------------------------------          SIX MONTHS ENDED
                                                      JUNE 30,                                       JUNE 30,
                                            ---------------------------       MARCH 31,    ----------------------------
                                                1999           1998            1999            1999            1998
                                            ------------   ------------    ------------    ------------    ------------
                                                                       (DOLLARS IN THOUSANDS)
Demand deposits........................     $  4,476,077   $  3,597,234    $  4,303,509    $  4,390,270    $  3,495,844
Money market accounts(1)...............        4,323,100      3,135,995       3,564,252       3,945,773       3,143,079
Savings deposits(2)....................        4,793,308      4,375,238       5,047,427       4,919,665       4,314,379
Other time deposits(3).................        9,829,513      9,347,895       9,879,643       9,854,440       9,351,441
                                            ------------   ------------    ------------    ------------    ------------
          Total core deposits..........       23,421,998     20,456,362      22,794,831      23,110,148      20,304,743
Certificates of deposit of $100,000
  and over.............................        2,286,601      2,860,706       2,492,888       2,389,174       2,839,027
                                            ------------   ------------    ------------    ------------    ------------
          Total average deposits ......     $ 25,708,599   $ 23,317,068    $ 25,287,719    $ 25,499,322    $ 23,143,770
                                            ============   ============    ============    ============    ============

--------------------

(1) Includes money market savings accounts, High Yield accounts, and super NOW accounts.
(2)      Includes regular and premium savings accounts and NOW accounts.
(3) Includes certificates of deposit under $100,000, investment savings accounts, and other time deposits.

      The above table presents the components of average deposits for the past several quarters. The growth of deposits over the above periods relates to acquisitions, primarily the Florida and Indiana Branch Purchases in the third quarter of 1998 and first quarter of 1999, respectively (see Note 2 to the unaudited interim consolidated financial statements), which added approximately $4.0 billion in deposits. Excluding the impact of the acquisitions, the Corporation has experienced a decline in time deposits as a result of not competing as aggressively for public funds (which require pledging of the Corporation's investment securities portfolio), the competitive market in general, and increased competition from other investment products, including the Corporation's annuity sales program.

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

      Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At June 30, 1999, the parent company had cash and cash equivalents totaling $161.7 million and net working capital of $250.3 million. At July 1, 1999, the Corporation's banking subsidiaries could have paid dividends totaling $313 million without prior regulatory approval. The actual amount of dividends that will be paid in the third quarter of 1999 will be limited by management to approximately $173 million due to capital and liquidity requirements of individual financial institutions. The payment of additional dividends by the Corporation's subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends, servicing of its debt, and cash needed for acquisitions.

SHAREHOLDERS' EQUITY

      The Corporation's total shareholders' equity decreased by $11.0 million from December 31, 1998 to $2.97 billion at June 30, 1999. The net decrease related primarily to the net change in the unrealized gain or loss on available for sale securities. This change and the other components impacting shareholders' equity are detailed below:

      - $118.8 million decrease in the fair value of available for sale securities, net of taxes
      - $59.3 million increase due to net retained earnings (net earnings less dividends)
      - $33.1 million increase due to stock issued for acquisitions, net of shares repurchased
      - $15.4 million increase due to stock issued under employee benefit plans and conversion of debt of an acquired entity


CAPITAL ADEQUACY

The following table presents capital adequacy information for the Corporation:


                                                                                             JUNE 30,
                                                                                   ------------------------        DECEMBER 31,
                                                                                      1999           1998              1998
                                                                                     -----          ------         ------------
CAPITAL ADEQUACY DATA
Total shareholders' equity/total assets (at period end) .........                     9.22%          9.69%            9.42%
Average shareholders' equity/average total assets ...............                     9.12           9.55             9.54
Tier 1 capital/unweighted average assets (leverage ratio)(1).....                     7.79           9.60             8.86

------------------------

(1) Based on period-end capital and quarterly adjusted average assets.

      The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL

                                                                                                JUNE 30,
                                                                                      ---------------------------   DECEMBER 31,
                                                                                           1999            1998         1998
                                                                                      ------------   ------------   ------------
                                                                                                  (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
  Shareholders' equity..............................................................  $  2,973,072   $  3,008,320   $  2,984,078
  Trust Preferred Securities and minority interest in consolidated subsidiaries.....       202,215        217,063        202,197
  Less:  Goodwill and other intangibles.............................................      (720,604)      (254,307)      (381,601)
            Disallowed deferred tax asset...........................................        (1,029)        (1,325)        (1,144)
             Unrealized (gain) loss on available for sale securities ...............        61,571        (42,750)       (57,245)
                                                                                      ------------   ------------   ------------
          TOTAL TIER 1 CAPITAL                                                           2,515,225      2,927,001      2,746,285
TIER 2 CAPITAL
  Allowance for losses on loans ....................................................       267,714        253,591        258,173
  Qualifying long-term debt.........................................................       461,067        476,097        461,110
  Other adjustments.................................................................            68             --            218
                                                                                      ------------   ------------   -------------
          TOTAL CAPITAL BEFORE DEDUCTIONS...........................................     3,244,074      3,656,689      3,465,786
  Less investment in unconsolidated subsidiaries....................................       (11,822)       (10,808)       (10,736)
                                                                                      ------------   ------------   ------------
          TOTAL CAPITAL.............................................................  $  3,232,252   $  3,645,881   $  3,455,050
                                                                                      ============   ============   ============

RISK-WEIGHTED ASSETS................................................................  $ 21,344,275   $ 20,362,163   $ 20,590,574
                                                                                      ============   ============   ============

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital....................................................................         11.78%         14.37%         13.34%
  Total capital.....................................................................         15.14          17.91          16.78

      The Corporation's capital ratios have been impacted by acquisitions, which utilized some of the Corporation's excess capital capacity. Regulatory capital ratios are further impacted by goodwill and other intangibles resulting from these acquisitions which are deducted from capital in calculating regulatory capital. The Corporation's capital ratios still fall within the "well-capitalized" regulatory capital category. Reference is made to "Acquisitions Completed Subsequent to June 30, 1999" for the pro forma impact of the Republic Banking Corp. acquisition on the Corporation's leverage ratio.

YEAR 2000 RISK FACTORS

      The 1998 Annual Report contains a discussion of the potential problems that may occur related to the Year 2000, the Corporation's plans to address Year 2000 problems, and the estimated costs for the Corporation to become Year 2000 compliant. On March 26, 1999, the Corporation announced that Year 2000 testing and certification had been successfully completed on all its "mission critical" systems. The core processing system for UPB, which drives main bank functions such as customer account information and loans, was successfully tested Year 2000 compliant. In addition, the variety of software used to support other critical functions, including wire transfer, cash management, the ATM system, direct deposit, and others, were successfully tested as of February 28, 1999. All of the critical phases of the Corporation's plan which were listed in the Corporation's 1998 Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 have now been completed.

      The primary focus of the Corporation's Year 2000 plan over the remainder of 1999 will be planning and testing of the Corporation's Business Resumption Plan in the event of problems related to the Year 2000. This plan includes having back-up power and telecommunications, and sufficient resources to deal with possible liquidity demands. Review of the various components of the plan and outlining responsibilities will be the primary focus over the next few months. Testing of the plan and constant updating will be ongoing. Additionally, the Corporation is focusing on employee and customer education regarding Year 2000. This includes answering questions regarding the Corporation's preparedness for the Year 2000, conducting Year 2000 simulations with customers, and participating in local Year 2000 groups and community awareness efforts.

      The Corporation's plans to convert acquired entities from their systems to the Corporation's systems are on schedule and the last significant conversion is scheduled for August 13, 1999 and the last internal merger is scheduled for October 9, 1999. Following these conversions, management does not plan any significant conversions or enhancements to its systems until the first quarter of 2000.

      The Corporation is continuing to monitor the preparedness of its major customers. The preparedness of customers has been reviewed and the relationships have been risk rated. As part of the Corporation's normal credit review process any "High Risk Y2K Credits" are reviewed and if concerns are identified the loans will be downgraded and appropriate reserves will be allocated to the loans. All "Medium Risk Y2K Credits" of $2.0 million or more were reviewed prior to June 30, 1999 and as a result of that review no credit downgrades were recommended.

      The Corporation's total cost of Year 2000 activities is not expected to exceed $1.5 million (approximately $719,000 has been incurred in 1999). This cost does not include salaries and employee benefits of employees working on the Year 2000 project, as these costs are not separately tracked. The additional costs the Corporation expects to incur over the remainder of 1999 are expected to relate to customer education regarding the Year 2000 and the Corporation's preparedness for the Year 2000. These costs are not expected to be significant.

      The Corporation is continuing to test various aspects of its operating systems to attempt to prevent any problems related to the Year 2000. These efforts will continue throughout the rest of 1999. While management believes it is Year 2000 compliant, there are substantial risks associated with the Year 2000, many of which are outside the Corporation's control. If major loan customers are not prepared for the Year 2000 or if external parties have major failures related to the Year 2000 (e.g. shutdown of communications systems, disruption of electrical services, government services not operating properly, etc.), any resulting problems could create situations that might have a material adverse affect on the Corporation's financial condition, liquidity, or operating results.

      The above information constitutes Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act.

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

      In addition to GAP analysis, the Corporation uses other methods such as simulation analysis in evaluating interest-rate risk. The key assumptions used in simulation analysis include the following:

      -     Prepayment speeds on mortgage-related assets
      -     Cash flows and maturities of all financial instruments
      -     Changes in volumes and pricing

      -     Future shape of the yield curve
      -     Money market spreads
      -     Credit spreads
      -     Deposit sensitivity
      -     Management's financial capital plan

      These assumptions are inherently uncertain and, as a result, the simulation cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies.

      At June 30, 1999, the GAP analysis indicated that the Corporation was liability sensitive with $1.3 billion more liabilities than assets repricing within one year. At 4% of total assets, this position was within management's policy limit of 10% of total assets.

      Balance sheet simulation analysis has been conducted at June 30, 1999 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at June 30, 1999, and holds the rates and volumes constant for simulation. When this position is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points rising and 200 basis points falling, the annual impact on the Corporation's net interest income is a negative $45 million and a positive $13 million pretax, respectively. Another simulation uses management's conclusions as to a "most likely" scenario of interest rates rising 25 basis points over the next three months and then falling 25 basis points at the end of the twelve month period resulting in a $6 million pretax increase in net interest income from the constant rate/volume projection. These scenarios are well within the Corporation's policy of limiting the projected impact on net interest income from changes in interest rates to less than 5% of shareholders' equity.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                   RATE SENSITIVITY ANALYSIS AT JUNE 30, 1999

                                                                        INTEREST-SENSITIVE WITHIN (1) (7)
                                               ---------------------------------------------------------------------------

                                                 0-90         91-180            181-365             1-3              3-5
                                                 DAYS          DAYS               DAYS              YEARS           YEARS
                                               -------       -------            -------            ------           ------
                                                                            (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases (2) (3) (4) .............   $ 6,884       $ 2,213            $ 3,632            $4,900           $1,879
  Investment securities (5) (6) ............       631           363                708             2,684            2,196
  Other earning assets .....................       809            33                 13                 1               --
  Other assets .............................        --            --                 --                --               --
                                               -------       -------            -------            ------           ------
          Total Assets .....................   $ 8,324       $ 2,609            $ 4,353            $7,585           $4,075
                                               =======       =======            =======            ======           ======

SOURCES OF FUNDS
  Money market deposits (7) (8) ............   $ 1,509       $    --            $ 1,509            $1,825           $   --
  Savings deposits .........................     1,356            --                 --             1,356               --
  Certificates of deposit
    less than $100,000 .....................     2,705         2,301              2,584             1,585              278
  Certificates of deposit of
    $100,000 and over ......................       821           447                508               300               42
  Short-term borrowings ....................     2,591             3                  2                --               --
  Short- and medium-term
     bank notes ............................        30            15                 --                60               --
  Federal Home Loan Bank
     advances ..............................       105            --                100                 2               --
  Other long-term debt .....................        --            --                 26                63              205
  Noninterest-bearing deposits .............        --            --                 --                --               --
  Other liabilities ........................        --            --                 --                --               --
  Shareholders' equity .....................        --            --                 --                --               --
                                               -------       -------            -------            ------           ------
          Total sources of funds ...........   $ 9,117       $ 2,766            $ 4,729            $5,191           $  525
                                               =======       =======            =======            ======           ======

Interest-rate sensitivity gap ..............   $  (793)      $  (157)           $  (376)           $2,394           $3,550

Cumulative interest-rate
  Sensitivity gap (8) ......................      (793)         (950)            (1,326)            1,068            4,618

Cumulative gap as a
  percentage of total assets (8) ...........        (2)%          (3)%               (4)%               3%              14%



                                                                  INTEREST-SENSITIVE WITHIN (1) (7)
                                                       ----------------------------------------------------------------
                                                                                              NON-
                                                        5-15             OVER 15           INTEREST-
                                                        YEARS             YEARS             BEARING             TOTAL
                                                       -------            -------          ---------           --------
ASSETS
  Loans and leases (2) (3) (4) .............           $   311            $    10            $   434           $20,263
  Investment securities (5) (6) ............             1,187                170                 --             7,939
  Other earning assets .....................                --                 --                 --               856
  Other assets .............................                --                 --              3,202             3,202
                                                       -------            -------            -------           -------
          Total Assets .....................           $ 1,498            $   180            $ 3,636           $32,260
                                                       =======            =======            =======           =======

SOURCES OF FUNDS
  Money market deposits (7) (8) ............           $    --            $    --            $    --           $ 4,843
  Savings deposits .........................             1,397                 --                 --             4,109
  Certificates of deposit
    less than $100,000 .....................                42                  3                 --             9,498
  Certificates of deposit of
    $100,000 and over ......................                 3                 --                 --             2,121
  Short-term borrowings ....................                --                 --                 --             2,596
  Short- and medium-term
     bank notes ............................                --                 --                 --               105
  Federal Home Loan Bank
     advances ..............................                 1                 --                 --               208
  Other long-term debt .....................               100                501                 --               895
  Noninterest-bearing deposits .............                --                 --              4,237             4,237
  Other liabilities ........................                --                 --                675               675
  Shareholders' equity .....................                --                 --              2,973             2,973
                                                       -------            -------            -------           -------
          Total sources of funds ...........           $ 1,543            $   504            $ 7,885           $32,260
                                                       =======            =======            =======           =======

Interest-rate sensitivity gap ..............           $   (45)           $  (324)           $(4,249)               --

Cumulative interest-rate
  Sensitivity gap (8) ......................             4,573              4,249                 --                --

Cumulative gap as a
  percentage of total assets (8) ...........                14%                13%                --%               --%

-------------------------

Management has made the following assumptions in presenting the above analysis:


(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2) Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal prepayment patterns of comparable mortgage-backed securities.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money market and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (21%), (22%), (18%) and (1%) for the 0-90 Days, 91-180 Days, 181-365 Days and 1-3 Years categories and positive 10%, 14% and 13%, respectively, for the 3-5 Years, 5-15 Years and over 15 Years categories at June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

      During the period covered by this report, there have been no new material legal proceedings or material developments in pending material litigation to which the Corporation or any of its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to their business. Information concerning legal proceedings is contained in Item 3,
Part I of the Corporation's 1998 Form 10-K , Note 19 to the Corporation's consolidated financial statements on pages 66 and 67 of the 1998 Annual Report,
Note 12 of the Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, and Note 12 to the Corporation's unaudited interim consolidated financial statements included herein under Item 1 of Part I.

ITEM 2 - CHANGES IN SECURITIES

      None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (A)  UNION PLANTERS CORPORATION ANNUAL MEETING
      The Corporation's Annual Meeting of Shareholders was held on April 15, 1999. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting. There were no broker nonvotes as all proposals were deemed to be discretionary.

      (1) The following persons nominated as Directors were elected:

                      Class I                        For                  Withheld
                      -------                        ---                  --------
                C. E. Heiligenstein             106,758,761               3,611,334
                Carl G. Hogan                   106,600,384               3,769,711
                S. L. Kling                     106,529,738               3,840,357

                      Class II                       For                  Withheld
                      --------                       ---                  --------
                Parnell S. Lewis                106,784,751               3,585,344
                Jackson W. Moore                106,859,947               3,510,148
                V. Lane Rawlins                 106,837,826               3,532,269
                David M. Thomas                 106,775,309               3,594,786
                Richard A. Trippeer, Jr.        106,876,563               3,493,532

      (2) The selection by the Board of Directors of PricewaterhouseCoopers LLP as the Corporation's independent accountants and auditors for the year ending December 31, 1999 was ratified by the following vote:

           For                        Against                   Abstain
           ---                        -------                   -------
      108,386,040                    358,071                    625,983

      (3) The approval of amendments to the 1992 Stock Incentive Plan to increase the shares from 6 million to 13 million:

           For                       Against                    Abstain
           ---                       -------                    -------
       95,325,411                  13,157,300                  1,887,380

ITEM 5 - OTHER INFORMATION

      On August 9, 1999, the Corporation's Board of Directors authorized the repurchase of up to 5% of the Corporation's common stock or approximately 7.1 million shares. The purchases will take place over the next 18 to 24 months either in the open market or in privately negotiated transactions.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

           10 (n) Union Planters Corporation Amended and Restated 1992 Stock Incentive Plan

           11 Computation of Per Share Earnings (incorporated by reference to Note 10 to the Corporation's unaudited interim consolidated financial statements included herein)

           27        Financial Data Schedule (for SEC use only)

b)    Reports on Form 8-K:

                Date of Current Report                                              Subject
                ----------------------                                              -------
                1.    April 15, 1999                                  Press release announcing first quarter 1999
                                                                      net earnings, reported under Item 5

                2.    July 15, 1999                                   Press release announcing second quarter 1999
                                                                      net earnings, reported under Item 5

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           UNION PLANTERS CORPORATION
                               -----------------------------------------------
                                               (Registrant)



Date:      August 10, 1999



                               By:       /s/ Benjamin W. Rawlins, Jr.
                                  --------------------------------------------

                                         Benjamin W. Rawlins, Jr.
                                         Chairman and Chief Executive Officer



                               By:       /s/ John W. Parker
                                  --------------------------------------------
                                         John W. Parker
                                         Executive Vice President and
                                         Chief Financial Officer



                               By:       /s/ M. Kirk Walters
                                  --------------------------------------------
                                         M. Kirk Walters
                                         Senior Vice President, Treasurer,
                                         and Chief Accounting Officer

                           UNION PLANTERS CORPORATION
                                  EXHIBIT INDEX


      EXHIBIT NO.                               DESCRIPTION
      -----------                               -----------
      10(n)               Union Planters Corporation Amended and Restated 1992 Stock
                          Incentive Plan

      11                  Computation of Per Share Earnings (incorporated by reference to
                          Note 11 to the Corporation's unaudited interim consolidated financial statements included herein)

      27                  Financial Data Schedule (for SEC use only)