Form 10-Q
period 1999-09-30
UNION PLANTERS CORP
filed 1999-11-12
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               For the quarterly period ended September 30, 1999

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


                            Yes [X]      No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



         Class                                 Outstanding  at October 31, 1999
-------------------------                      --------------------------------
Common stock $5 par value                                141,030,678

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                     INDEX


                                                                                                                 Page
                                                                                                                 ----

PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet -September 30, 1999,
                September 30, 1998, and December 31, 1998..........................................................3

           b)   Consolidated Statement of Earnings -
                Three and Nine Months Ended September 30, 1999 and 1998............................................4

           c) Consolidated Statement of Changes in Shareholders' Equity -
                Nine Months Ended September 30, 1999 ..............................................................5

           d)   Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 1999 and 1998......................................................6

           e)   Notes to Unaudited Consolidated Financial Statements...............................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....................................................14

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................35


PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings.................................................................................38

      Item 2.   Changes in Securities.............................................................................38

      Item 3.   Defaults Upon Senior Securities...................................................................38

      Item 4.   Submission of Matters to a Vote of Security Holders...............................................38

      Item 5.   Other Information.................................................................................38

      Item 6.   Exhibits and Reports on Form 8-K..................................................................38

                Signatures........................................................................................40

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                                                            SEPTEMBER 30,
                                                                                 -------------------------------       DECEMBER 31,
                                                                                     1999               1998               1998
                                                                                 ------------       ------------       ------------
                                                                                               (DOLLARS IN THOUSANDS)

  Cash and due from banks ..................................................     $  1,008,345       $    985,383       $  1,271,614
  Interest-bearing deposits at financial institutions ......................           41,983             26,356             47,583
  Federal funds sold and securities purchased under agreements to resell ...           84,222            190,432             94,568
  Trading account assets ...................................................          225,510            255,583            275,992
  Loans held for resale ....................................................          305,784            202,833            441,214
  Available for sale investment securities (Amortized cost: $7,966,492
    $8,057,815 and $8,208,570, respectively) ...............................        7,845,191          8,194,225          8,301,703
  Loans ....................................................................       21,398,942         20,354,926         19,611,168
    Less: Unearned income ..................................................          (33,028)           (37,425)           (34,342)
          Allowance for losses on loans ....................................         (358,721)          (361,005)          (321,476)
                                                                                 ------------       ------------       ------------
       Net loans ...........................................................       21,007,193         19,956,496         19,255,350
  Premises and equipment, net ..............................................          648,090            549,207            553,251
  Accrued interest receivable ..............................................          298,429            281,412            293,066
  FHA/VA claims receivable .................................................          137,066            143,154            126,164
  Mortgage servicing rights ................................................          120,223            104,307            101,466
  Goodwill and other intangibles ...........................................          973,399            366,817            386,994
  Other assets .............................................................          459,057            362,395            542,988
                                                                                 ------------       ------------       ------------
          TOTAL ASSETS .....................................................     $ 33,154,492       $ 31,618,600       $ 31,691,953
                                                                                 ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing ...................................................     $  4,181,748       $  3,426,372       $  4,194,402
     Certificates of deposit of $100,000 and over ..........................        2,190,474          2,869,220          2,614,694
     Other interest-bearing ................................................       18,019,231         17,915,507         18,087,359
                                                                                 ------------       ------------       ------------
          Total deposits ...................................................       24,391,453         24,211,099         24,896,455
  Short-term borrowings ....................................................        4,046,075          1,855,949          1,648,039
  Medium-term senior notes .................................................           75,000            105,000            105,000
  Federal Home Loan Bank advances ..........................................          203,402            617,638            279,992
  Other long-term debt .....................................................          854,539          1,056,528          1,053,740
  Accrued interest, expenses, and taxes ....................................          232,180            277,916            278,237
  Other liabilities ........................................................          399,914            461,934            446,412
                                                                                 ------------       ------------       ------------
          TOTAL LIABILITIES ................................................       30,202,563         28,586,064         28,707,875
                                                                                 ------------       ------------       ------------

  Commitments and contingent liabilities ...................................               --                 --                 --
  Shareholders' equity
    Convertible preferred stock ............................................           21,718             24,501             23,353
    Common stock, $5 par value; 300,000,000 shares authorized;
     141,781,749 issued and outstanding (140,977,582 at September 30, 1998,
       and 141,924,958 at December 31, 1998) ...............................          708,909            704,888            709,625
    Additional paid-in capital .............................................          770,642            678,319            691,789
    Retained earnings ......................................................        1,540,317          1,555,443          1,516,712
    Unearned compensation ..................................................          (12,868)           (15,550)           (14,646)
    Accumulated other comprehensive income-unrealized gains (losses)
      on available for sale securities, net ................................          (76,789)            84,935             57,245
                                                                                 ------------       ------------       ------------
          TOTAL SHAREHOLDERS' EQUITY .......................................        2,951,929          3,032,536          2,984,078
                                                                                 ------------       ------------       ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................     $ 33,154,492       $ 31,618,600       $ 31,691,953
                                                                                 ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)



                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ------------------------      ---------------------------
                                                                        1999           1998           1999            1998
                                                                     ---------       --------      ----------      -----------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME
  Interest and fees on loans ..................................      $ 454,656       $460,363      $1,300,762      $ 1,388,301
  Interest on investment securities
    Taxable ...................................................        105,720         94,671         319,818          274,309
    Tax-exempt ................................................         17,481         16,785          52,574           45,709
  Interest on deposits at financial institutions ..............            879            204           2,316            1,231
  Interest on federal funds sold and securities purchased under
    agreements to resell ......................................          1,104          3,730           2,936           15,398
  Interest on trading account assets ..........................          3,834          3,964          11,363            9,787
  Interest on loans held for resale ...........................          4,528          3,975          18,319            9,912
                                                                     ---------       --------      ----------      -----------
          Total interest income ...............................        588,202        583,692       1,708,088        1,744,647
                                                                     ---------       --------      ----------      -----------

INTEREST EXPENSE
  Interest on deposits ........................................        200,210        225,716         619,510          668,154
  Interest on short-term borrowings ...........................         39,315         20,362          84,657           58,475
  Interest on long-term debt ..................................         20,448         34,897          68,406          104,725
                                                                     ---------       --------      ----------      -----------
          Total interest expense ..............................        259,973        280,975         772,573          831,354
                                                                     ---------       --------      ----------      -----------

          NET INTEREST INCOME .................................        328,229        302,717         935,515          913,293
PROVISION FOR LOSSES ON LOANS .................................         20,365         51,222          54,384          127,472
                                                                     ---------       --------      ----------      -----------

          NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON
            LOANS .............................................        307,864        251,495         881,131          785,821
                                                                     ---------       --------      ----------      -----------

NONINTEREST INCOME
  Service charges on deposit accounts .........................         44,273         40,126         125,663          115,636
  Mortgage banking revenue ....................................         23,506         23,763          75,208           67,032
  Bank card income ............................................          7,906         10,706          18,949           31,124
  Factoring commissions .......................................          7,583          8,108          22,014           22,849
  Trust service income ........................................          4,241          6,565          17,955           19,296
  Profits and commissions from trading activities .............          1,094          1,222           2,958            4,653
  Investment securities gains (losses) ........................         (1,224)         1,635           1,968          (15,095)
  Other income ................................................         35,703         32,658         125,337          125,472
                                                                     ---------       --------      ----------      -----------
          Total noninterest income ............................        123,082        124,783         390,052          370,967
                                                                     ---------       --------      ----------      -----------

NONINTEREST EXPENSE
  Salaries and employee benefits ..............................        123,369        117,626         376,470          347,893
  Net occupancy expense .......................................         23,550         19,173          65,461           55,698
  Equipment expense ...........................................         20,024         18,708          59,262           53,135
  Goodwill and other intangible amortization ..................         15,040          7,622          40,188           20,084
  Other expense ...............................................         84,016        180,707         257,866          361,147
                                                                     ---------       --------      ----------      -----------
          Total noninterest expense ...........................        265,999        343,836         799,247          837,957
                                                                     ---------       --------      ----------      -----------

          EARNINGS BEFORE INCOME TAXES ........................        164,947         32,442         471,936          318,831
Applicable income taxes .......................................         55,413         18,292         159,288          120,816
                                                                     ---------       --------      ----------      -----------
          NET EARNINGS ........................................      $ 109,534       $ 14,150      $  312,648      $   198,015
                                                                     =========       ========      ==========      ===========

          NET EARNINGS APPLICABLE TO COMMON SHARES ............      $ 109,101       $ 13,647      $  311,311      $   196,411
                                                                     =========       ========      ==========      ===========

EARNINGS PER COMMON SHARE (NOTE 10)
          Basic ...............................................      $     .77       $    .10      $     2.19      $      1.42
          Diluted .............................................            .76            .10            2.16             1.39

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
          Basic ...............................................        142,557        140,739         142,464          138,267
          Diluted .............................................        144,570        142,406         144,680          142,714

The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                                        CONVERTIBLE                             ADDITIONAL
                                                         PREFERRED            COMMON              PAID-IN             RETAINED
                                                           STOCK               STOCK              CAPITAL             EARNINGS
                                                        -----------          ---------          -----------          -----------
                                                                                (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 1999 ............................     $ 23,353           $ 709,625           $ 691,789           $ 1,516,712
Comprehensive income:
 Net earnings .......................................           --                  --                  --               312,648
 Other comprehensive income, net of taxes
    Net change in the unrealized gains
       (losses) on available for sale securities ....           --                  --                  --                    --

          Total comprehensive income ................           --                  --                  --                    --
Cash dividends:
 Common stock, $1.50 per share ......................           --                  --                  --              (214,400)
 Preferred stock, $1.50 per share ...................           --                  --                  --                (1,337)
Common stock issued under
 employee benefit plans,
 net of stock exchanged .............................           --               2,329              15,160                    --
Issuance of common stock
 for acquisitions ...................................           --               7,024              71,340                 4,120
Conversion of preferred stock .......................       (1,635)                409               1,226                    --
Conversion of debt of an
 acquired entity ....................................           --               1,258               3,282                    --
Common stock repurchased ............................           --             (11,736)            (12,155)              (77,426)
                                                          --------           ---------           ---------           -----------
BALANCE, SEPTEMBER 30, 1999 .........................     $ 21,718           $ 708,909           $ 770,642           $ 1,540,317
                                                          ========           =========           =========           ===========




                                                                                 UNREALIZED
                                                                                   GAINS
                                                                                  (LOSSES)
                                                                                ON AVAILABLE
                                                               UNEARNED            FOR SALE
                                                             COMPENSATION         SECURITIES             TOTAL
                                                             ------------       -------------          -----------
                                                                           (DOLLARS IN THOUSANDS)


BALANCE, JANUARY 1, 1999 ............................            $(14,646)          $  57,245           $ 2,984,078
Comprehensive income:
 Net earnings .......................................                  --                  --               312,648
 Other comprehensive income, net of taxes
    Net change in the unrealized gains
       (losses) on available for sale securities ....                  --            (134,034)             (134,034)
                                                                                                        -----------
          Total comprehensive income ................                  --                  --               178,614
Cash dividends:
 Common stock, $1.50 per share ......................                  --                  --              (214,400)
 Preferred stock, $1.50 per share ...................                  --                  --                (1,337)
Common stock issued under
 employee benefit plans,
 net of stock exchanged .............................               1,778                  --                19,267
Issuance of common stock
 for acquisitions ...................................                  --                  --                82,484
Conversion of preferred stock .......................                  --                  --                    --
Conversion of debt of an
 acquired entity ....................................                  --                  --                 4,540
Common stock repurchased ............................                  --                  --              (101,317)
                                                                 --------           ---------           -----------
BALANCE, SEPTEMBER 30, 1999 .........................            $(12,868)          $ (76,789)          $ 2,951,929
                                                                 ========           =========           ===========



                                                                               TAX
                                                          BEFORE-TAX        (EXPENSE)            NET OF TAX
                                                            AMOUNT           BENEFIT               AMOUNT
                                                          ----------        ---------            ----------

DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Net change in the unrealized gains (losses)
   on available for sale securities
   arising during the period ..............               $(212,466)         $ 79,634            $(132,832)
Less: reclassification for gains
            included in net income ........                   1,968              (766)               1,202
                                                          ---------          --------            ---------
Net change in the unrealized gains (losses)
  on available for sale securities ........               $(214,434)         $ 80,400            $(134,034)
                                                          =========          ========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                     NINE MONTHS ENDED
                                                                                                        SEPTEMBER 30,
                                                                                               -------------------------------
                                                                                                   1999                1998
                                                                                               -----------         -----------
                                                                                                    (DOLLARS IN THOUSANDS)

OPERATING ACTIVITIES
  Net earnings ........................................................................        $   312,648         $   198,015
  Reconciliation of net earnings to net cash provided by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA foreclosure claims ...             55,532             132,495
    Depreciation and amortization of premises and equipment ...........................             50,301              48,887
    Amortization of goodwill, mortgage servicing rights, and other intangibles ........             55,045              36,687
    Provisions for merger-related charges .............................................                 --              51,369
    Net amortization of investment securities .........................................             15,952               2,548
    Net realized (gains) losses on sales of investment securities .....................             (1,968)             15,095
    Deferred income tax benefit (expense) .............................................                854             (35,546)
    (Increase) decrease in assets
        Trading account assets and loans held for resale ..............................            191,539             (95,298)
        Other assets ..................................................................            191,925              74,671
    Increase (decrease) in accrued interest, expenses, taxes, and other liabilities ...           (128,235)             17,855
    Other, net ........................................................................              6,222               1,745
                                                                                               -----------         -----------
          Net cash provided by operating activities ...................................            749,815             448,523
                                                                                               -----------         -----------

INVESTING ACTIVITIES
  Net decrease in short-term investments ..............................................            775,655               6,240
  Proceeds from sales of available for sale securities ................................          1,100,093           1,098,055
  Proceeds from maturities, calls, and prepayments of available for sale securities ...          4,217,090           3,164,414
  Purchases of available for sale securities ..........................................         (4,823,567)         (5,806,783)
  Net decrease in loans ...............................................................            415,704             713,895
  Net cash received from (paid for) acquisitions of financial institutions ............            (32,028)          1,292,971
  Purchases of premises and equipment, net ............................................            (57,539)            (51,717)
  Other, net ..........................................................................                 --                 305
                                                                                               -----------         -----------
          Net cash provided by investing activities ...................................          1,595,408             417,380
                                                                                               -----------         -----------

FINANCING ACTIVITIES
  Net decrease in deposits ............................................................         (4,154,225)           (873,661)
  Net increase in short-term borrowings ...............................................          2,138,656              18,102
  Proceeds from long-term debt, net ...................................................                 --             727,479
  Repayment of long-term debt .........................................................           (303,955)           (810,308)
  Proceeds from issuance of common stock ..............................................             17,440              36,219
  Purchases of common stock, including transactions
    of acquired entities prior to acquisition .........................................           (101,317)           (151,095)
  Cash dividends paid .................................................................           (215,759)           (183,474)
  Other, net ..........................................................................                322              (2,000)
                                                                                               -----------         -----------
          Net cash used by financing activities .......................................         (2,618,838)         (1,238,738)
                                                                                               -----------         -----------
  Net decrease in cash and cash equivalents ...........................................           (273,615)           (372,835)
  Cash and cash equivalents at the beginning of the period ............................          1,366,182           1,523,039
                                                                                               -----------         -----------
  Cash and cash equivalents at the end of the period ..................................        $ 1,092,567         $ 1,150,204
                                                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest ..........................................................................        $   795,755         $   791,534
    Income taxes ......................................................................            136,070             131,355
  Unrealized gains (losses) on available for sale securities ..........................           (121,301)            136,410

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

      The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, the Corporation) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's 1998 Annual Report to Shareholders (1998 Annual Report), a copy of which is Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 10-K).

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

      In the third quarter of 1999, the Corporation changed its policy related to placing single family residential mortgage loans on nonaccrual status to conform to industry practice. Previously, single family residential mortgage loans were automatically placed on nonaccrual status after they became past due 90 days or more. Prospectively such loans will only be placed on nonaccrual status if the loan is not in the process of collection or is not well-secured. The impact of this change was to reduce nonaccrual single family residential mortgage loans approximately $50 million with loans past due 90 days or more increasing by a corresponding amount.

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

      On February 1, 1999, the Corporation consummated the acquisition of First & Farmers Bancshares, Inc., in Somerset, Kentucky, the parent of First & Farmers Bank of Somerset in Somerset, Kentucky, and Bank of Cumberland in Burkesville, Kentucky. Cash in the amount of $76 million was paid for the acquisition which was accounted for as a purchase. At the date of acquisition, First & Farmers Bancshares, Inc. had total assets of $335 million, total loans of $185 million, and total deposits of $318 million.
Goodwill and other intangibles resulting from the acquisition totaled $42 million.

      On March 5, 1999, the Corporation purchased 56 branches of First Chicago NBD Corporation in Indiana. In the transaction, the Corporation purchased $852 million of loans, acquired certain branch locations and equipment totaling $23 million, and assumed $1.7 billion of deposit liabilities. The premium paid (goodwill and other intangibles) for the purchase was approximately $279 million.

      On July 16, 1999, the Corporation's lead bank, Union Planters Bank, National Association (the Bank or UPB) completed the acquisition of Republic Banking Corporation of Florida (Nasdaq:RBCF) (Republic), the parent company of Republic National Bank of Miami, Miami, Florida. In the transaction, UPB acquired Republic National Bank's 25 Miami-Dade and two Broward County banking centers and approximately $1.4 billion in assets, $1.0 billion in loans, and $1.3 billion in total deposits. The purchase price was $410 million in cash. Goodwill and other intangibles resulting from the acquisition are currently estimated to be $266 million.

      Because the above purchase acquisitions, in the aggregate, are insignificant to the historical consolidated results of the Corporation, pro forma information has been omitted. Additionally, pro forma information for the branch purchase is not available due to lack of information available for operation of the branches on a historical basis. Reference is made to Note 2 of the consolidated financial statements on pages 45 through 47 of the 1998 Annual Report for information regarding acquisitions completed in 1998.

      Goodwill and other intangibles resulting from the above acquisitions will be amortized over lives up to 25 years.

NOTE 3.  LOANS

      Loans are summarized by type as follows:


                                                                             SEPTEMBER 30,
                                                                    --------------------------------          DECEMBER 31,
                                                                        1999                1998                 1998
                                                                    -----------          -----------          -----------
                                                                                   (DOLLARS IN THOUSANDS)

                   Commercial, financial, and agricultural ....     $ 4,588,050          $ 3,518,359          $ 3,543,925
                   Foreign ....................................         386,661              221,953              197,120
                   Accounts receivable - factoring ............         606,115              643,894              615,952
                   Real estate - construction .................       1,554,455            1,148,331            1,195,779
                   Real estate - mortgage
                     Secured by 1-4 family residential ........       5,425,444            5,882,666            5,647,520
                     FHA/VA government-insured/guaranteed .....         538,398              762,998              759,911
                     Other mortgage ...........................       4,809,855            4,401,250            4,386,182
                   Home equity ................................         571,790              487,759              482,665
                   Consumer
                     Credit cards and related plans ...........          78,670              537,712               96,091
                     Other consumer ...........................       2,767,044            2,682,862            2,622,402
                   Direct lease financing .....................          72,460               67,142               63,621
                                                                    -----------          -----------          -----------
                             TOTAL LOANS ......................     $21,398,942          $20,354,926          $19,611,168
                                                                    ===========          ===========          ===========

      Nonperforming loans are summarized as follows:


                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              1999              1998
                                                                          -------------     ------------
                                                                              (DOLLARS IN THOUSANDS)

                        NONACCRUAL LOANS (NOTE 1)
                          Domestic ...............................          $146,361          $150,378
                          Foreign ................................               912                --
                        RESTRUCTURED LOANS .......................             2,147             5,612
                                                                            --------          --------
                                  TOTAL NONPERFORMING LOANS ......          $149,420          $155,990
                                                                            ========          ========


                        FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
                          ON NONACCRUAL STATUS ...................          $  7,750          $  9,232
                                                                            ========          ========

      Reference is made to Note 1 for a discussion of a change in the nonaccrual policy related to single family residential mortgage loans.

NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

      The changes in the allowance for losses on loans for the three and nine months ended September 30, 1999 are summarized as follows:


                                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED,
                                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                                        1999                   1999
                                                                                 ------------------      ------------------
                                                                                            (DOLLARS IN THOUSANDS)

                        BEGINNING BALANCE ............................                $340,586               $321,476
                        Provision for losses on loans ................                  20,365                 54,384
                        Recoveries of loans previously charged off ...                  16,120                 40,190
                        Loans charged off ............................                 (39,965)              (100,404)
                        Increase due to acquisitions .................                  21,615                 43,075
                                                                                      --------               --------
                        BALANCE, SEPTEMBER 30, 1999 ..................                $358,721               $358,721
                                                                                      ========               ========

      As of September 30, 1999, the Corporation had an impaired loan with a balance of $6.3 million and a valuation reserve of $1.7 million, which was established in the fourth quarter of 1998. During 1999 the loan has been charged-down $5.6 million.

NOTE 5.  INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities are summarized as follows:


                                                                                       SEPTEMBER 30, 1999
                                                                   --------------------------------------------------------------
                                                                                            UNREALIZED
                                                                   AMORTIZED          ------------------------
                                                                      COST             GAINS           LOSSES          FAIR VALUE
                                                                   ----------         -------         --------         ----------
                                                                                      (DOLLARS IN THOUSANDS)

         AVAILABLE FOR SALE SECURITIES
         U.S. Government obligations
           U.S. Treasury .................................         $  174,947         $ 1,031         $    446         $  175,532
           U.S. Government agencies
             Collateralized mortgage obligations .........          2,478,741           1,224           57,821          2,422,144
             Mortgage-backed .............................            682,837           5,866           11,252            677,451
             Other .......................................          1,128,532           3,663           15,640          1,116,555
                                                                   ----------         -------         --------         ----------
                   Total U.S. Government obligations .....          4,465,057          11,784           85,159          4,391,682
         Obligations of states and political subdivisions           1,326,432          18,754           31,460          1,313,726
         Other stocks and securities .....................          2,175,003           5,842           41,062          2,139,783
                                                                   ----------         -------         --------         ----------
                   TOTAL AVAILABLE FOR SALE SECURITIES ...         $7,966,492         $36,380         $157,681         $7,845,191
                                                                   ==========         =======         ========         ==========


                                                                                       DECEMBER 31, 1998
                                                                   --------------------------------------------------------------
                                                                                           UNREALIZED
                                                                   AMORTIZED          ------------------------
                                                                      COST             GAINS           LOSSES          FAIR VALUE
                                                                   ----------         --------        --------         ----------
                                                                                     (DOLLARS IN THOUSANDS)


         AVAILABLE FOR SALE SECURITIES
         U.S. Government obligations
           U.S. Treasury .................................         $  390,538         $  5,809         $    60          $  396,287
           U.S. Government agencies
             Collateralized mortgage obligations .........          2,581,446           12,908           6,051           2,588,303
             Mortgage-backed .............................            733,224           13,970             819             746,375
             Other .......................................          1,491,394           17,695             975           1,508,114
                                                                   ----------         --------         -------          ----------
                   Total U.S. Government obligations .....          5,196,602           50,382           7,905           5,239,079
         Obligations of states and political subdivisions           1,293,257           53,558           1,149           1,345,666
         Other stocks and securities .....................          1,718,711            4,168           5,921           1,716,958
                                                                   ----------         --------         -------          ----------
                   TOTAL AVAILABLE FOR SALE SECURITIES ...         $8,208,570         $108,108         $14,975          $8,301,703
                                                                   ==========         ========         =======          ==========


      Investment securities having a fair value of approximately $3.0 billion and $3.1 billion at September 30, 1999 and December 31, 1998, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank (FHLB) advances.

      The following table presents the gross realized gains and losses on available for sale investment securities for the three and nine months ended September 30, 1999 and 1998.


                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                            ----------------------          -----------------------
                                             1999            1998            1999            1998
                                            ------          ------          ------          -------
                                                            (DOLLARS IN THOUSANDS)

                   Realized gains ......... $  467          $2,000          $5,626          $ 8,873
                   Realized losses ........  1,691             365           3,658           23,968

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE


                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   -----------------------      -----------------------
                                                                     1999          1998           1999           1998
                                                                   --------      ---------      ---------      --------
                                                                                  (DOLLARS IN THOUSANDS)

OTHER NONINTEREST INCOME
  ATM usage fees .............................................     $  6,917      $   5,361      $  18,183      $ 14,431
  Annuity sales income .......................................        3,977          2,631         13,812         5,285
  Brokerage fee income .......................................        4,191          4,754         13,841        14,503
  Insurance commissions ......................................        4,610          3,628         13,052        10,353
  Gain on sale of FHA/VA loans ...............................           --             --          5,317        19,605
  Gain on sale of credit card portfolio ......................           --             --          3,268            --
  Gain on sale of corporate trust business ...................           --             --          2,417            --
  Letters of credit fees .....................................        1,869          1,741          5,037         4,721
  Gain on sales of branches/deposits and other selected assets          983             (3)         3,917         2,787
  Earnings (loss) of unconsolidated subsidiaries .............         (630)           540           (760)        2,432
  Other income ...............................................       13,786         14,006         47,253        51,355
                                                                   --------      ---------      ---------      --------
          TOTAL OTHER NONINTEREST INCOME .....................     $ 35,703      $  32,658      $ 125,337      $125,472
                                                                   ========      =========      =========      ========

OTHER NONINTEREST EXPENSE
  Other contracted services ..................................     $  7,814      $   9,039      $  24,229      $ 21,227
  Communications .............................................        8,752          6,426         25,112        18,396
  Stationery and supplies ....................................        7,624          6,699         23,804        20,303
  Postage and carrier ........................................        8,294          6,925         23,437        21,396
  Advertising and promotion ..................................        7,228          5,121         20,708        17,514
  Amortization of mortgage servicing rights ..................        4,269          5,801         14,857        15,923
  Other personnel services ...................................        4,286          4,035         13,198        10,528
  Merchant credit card charges ...............................        5,536          3,539         12,584         9,592
  Legal fees .................................................        3,331          3,066          9,576         8,155
  Travel .....................................................        2,924          2,459          8,528         7,117
  Miscellaneous charge-offs ..................................        2,472          3,248          7,620         9,151
  Consultant fees ............................................        2,068          4,140          6,396         8,321
  Taxes other than income ....................................        1,270          2,854          5,248         9,732
  FDIC insurance .............................................        1,508            770          4,544         1,260
  Other real estate expense ..................................          679          2,539          3,578         7,482
  Federal Reserve fees .......................................        1,433          1,068          4,035         3,101
  Brokerage and clearing fees on trading activities ..........        1,164          1,141          3,749         4,009
  Accounting and audit fees ..................................          994          1,366          3,526         3,847
  Dues, subscriptions, and contributions .....................        1,106          1,675          3,365         5,665
  Insurance ..................................................          749          1,318          1,981         3,484
  Provision for losses on FHA/VA foreclosure claims ..........          633            824            883         3,546
  Merger-related expenses ....................................           --         85,336             --       103,676
  Other expense ..............................................        9,882         21,318         36,908        47,722
                                                                   --------      ---------      ---------      --------
          TOTAL OTHER NONINTEREST EXPENSE ....................     $ 84,016      $ 180,707      $ 257,866      $361,147
                                                                   ========      =========      =========      ========

NOTE 7.  INCOME TAXES

      Applicable income taxes for the nine months ended September 30, 1999, were $159.3 million, resulting in an effective tax rate of 33.75%. Applicable income taxes for the same period in 1998 were $120.8 million, resulting in an effective tax rate of 37.89%. The decrease in the effective rate in 1999, as compared to 1998, is due primarily to the change in the mix of taxable and nontaxable revenues and the decrease in the amount of nondeductible merger-related expenses. The tax expense (benefit) applicable to investment securities gains and losses for the three and nine months ended September 30, 1999 was ($.5) million and $.8 million, respectively, which compares to $.6 million and ($5.9) million, respectively, for the same periods in 1998.

      At September 30, 1999, the Corporation had a net deferred tax asset of $250.9 million compared to $160.6 million at December 31, 1998. The net deferred tax asset includes a deferred tax asset (liability) related to the net unrealized gain (loss) on available for sale securities of $44.5 million and ($35.9) million at those dates, respectively. Management continues to believe that, based upon historical earnings, normal operations will continue to generate sufficient taxable income to realize the portion of the deferred tax asset that is dependent upon the generation of future taxable income.

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

      Short-term borrowings are summarized as follows:


                                                                                                SEPTEMBER 30,
                                                                                          -------------------------    DECEMBER 31,
                                                                                             1999           1998           1998
                                                                                          ----------     ----------    ------------
                                                                                                   (DOLLARS IN THOUSANDS)

         Balances at quarter end:
         Federal funds purchased and securities sold under agreements to repurchase ...   $2,045,586     $1,826,996     $1,647,249
         FHLB advances ................................................................    2,000,000         15,000             --
         Other short-term borrowings ..................................................          489         13,953            790
                                                                                          ----------     ----------     ----------
                   Total short-term borrowings ........................................   $4,046,075     $1,855,949     $1,648,039
                                                                                          ==========     ==========     ==========

         Federal funds purchased and securities sold under agreements to repurchase
           Daily average balance ......................................................   $1,951,404     $1,433,903     $1,454,025
           Weighted average interest rate .............................................         4.52%          5.09%          5.17%

SHORT- AND MEDIUM-TERM SENIOR NOTES

      The Corporation's principal subsidiary, UPB, has a $5 billion senior and subordinated bank note program to supplement UPB's funding sources. Under the program UPB may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes), and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At September 30, 1999 and December 31, 1998, UPB had no Short-Term Senior Notes or Subordinated Notes outstanding under this program. A summary of the Medium-Term Senior Notes follows.


                                                        SEPTEMBER 30,       DECEMBER 31,
                                                            1999               1998
                                                        -------------      -------------
                                                           (DOLLARS IN THOUSANDS)

                        Balances at period end ...            $75,000          $105,000
                        Variable-rate notes ......                 --                --
                        Fixed-rate notes .........             75,000           105,000
                        Range of maturities ......      10/99 - 10/01      8/99 - 10/01

FEDERAL HOME LOAN BANK ADVANCES

      Certain of the Corporation's banking and thrift subsidiaries had outstanding advances (original maturities greater than one year) from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At September 30, 1999, the Corporation had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.


                                                                 SEPTEMBER 30,
                                                      ---------------------------------       DECEMBER 31,
                                                           1999               1998               1998
                                                      -------------       -------------      -------------
                                                                    (DOLLARS IN THOUSANDS)

                        Balance at period end .....   $     203,402       $     617,638      $     279,992
                        Range of interest rates ...    3.25% - 6.85%       3.25% - 7.95%      3.25% - 8.36%
                        Range of maturities .......       2000-2015         1998 - 2015        1999 - 2015

OTHER LONG-TERM DEBT

      The Corporation's other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the 1998 Annual Report for additional information regarding these borrowings.


                                                                                           SEPTEMBER 30,
                                                                                     ------------------------    DECEMBER 31,
                                                                                       1999           1998          1998
                                                                                     --------      ----------    -----------
                                                                                             (DOLLARS IN THOUSANDS)

                   Corporation-Obligated Mandatorily Redeemable Capital
                    Pass-through Securities of Subsidiary Trust holding solely a
                    Corporation-Guaranteed Related Subordinated Note (Trust
                    Preferred Securities) .......................................    $199,035      $  199,000    $  199,009
                   Variable-rate asset-based certificates .......................     175,000         275,000       275,000
                   6 3/4% Subordinated Notes due 2005 ...........................      99,640          99,581        99,595
                   6.25% Subordinated Notes due 2003 ............................      74,787          74,735        74,748
                   6.5% Putable/Callable Subordinated Notes due 2018 ............     301,577         301,763       301,716
                   Revolving loan ...............................................          --          75,000        74,500
                   Subordinated notes of acquired entities due 1998 and 1999  ...          --           6,848         4,896
                   Other long-term debt .........................................       4,500          24,601        24,276
                                                                                     --------      ----------    ----------
                             TOTAL OTHER LONG-TERM DEBT .........................    $854,539      $1,056,528    $1,053,740
                                                                                     ========      ==========    ==========

NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

      The Corporation's outstanding preferred stock, all of which is convertible into shares of the Corporation's common stock, is summarized as follows:


                                                                                                   SEPTEMBER 30,
                                                                                                 -------------------   DECEMBER 31,
                                                                                                  1999        1998        1998
                                                                                                 -------     -------   ------------
                                                                                                     (DOLLARS IN THOUSANDS)

              Preferred stock, without par value, 10,000,000 shares authorized
                Series F Preferred Stock
                  300,000 shares authorized, none issued (1) ...............................     $    --     $   N/A     $   N/A
                Series E, 8% Cumulative, Convertible,
                  Preferred Stock (stated at liquidation value of $25 per share),
                    868,700 shares issued and outstanding (980,046 at September 30, 1998 and
                    934,128 at December 31, 1998) ..........................................      21,718      24,501      23,353
                                                                                                 -------     -------     -------
                        TOTAL PREFERRED STOCK ..............................................     $21,718     $24,501     $23,353
                                                                                                 =======     =======     =======

------------

(1) At September 30, 1998 and December 31, 1998, the Corporation had authorized but unissued shares of Series A Preferred Stock related to a Shareholder Rights Plan. That plan expired January 19, 1999 and was replaced by a new Shareholder Rights Plan, which relates to a new Series F Preferred Stock. See Note 10 to the consolidated financial statements in the 1998 Annual Report.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

      On July 16, 1999, the Corporation increased the authorized shares for the Dividend Reinvestment and Stock Purchase Plan by 2,000,000 shares.

1998 STOCK INCENTIVE PLAN FOR OFFICERS AND EMPLOYEES

      In October 1999, an additional 1.5 million shares were authorized for issuance and registered under this plan.

STOCK REPURCHASE PLAN

      On August 9, 1999, the Corporation's Board of Directors authorized the purchase of up to 5% of the Corporation's common stock or approximately 7.1 million shares. The purchases will take place over the next 18 to 24 months either in the open market or in privately negotiated transactions. Through September 30, 1999, the Corporation had purchased 1.2 million shares (approximately 1.9 million shares purchased through October 31, 1999).

NOTE 10.  EARNINGS PER SHARE

      The calculation of net earnings per share is summarized as follows:


                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   ------------------------------    -----------------------------
                                                                        1999             1998            1999             1998
                                                                   ------------      ------------    ------------     ------------
                                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

            BASIC
              Net earnings ..................................      $    109,534      $     14,150    $    312,648     $    198,015
                Less preferred dividends ....................               433               503           1,337            1,604
                                                                   ------------      ------------    ------------     ------------
              Net earnings applicable to common shares ......      $    109,101      $     13,647    $    311,311     $    196,411
                                                                   ============      ============    ============     ============

              Average common shares outstanding .............       142,556,840       140,738,865     142,464,382      138,266,997
                                                                   ============      ============    ============     ============

              Net earnings per common share - basic .........      $        .77      $        .10    $       2.19     $       1.42
                                                                   ============      ============    ============     ============

            DILUTED
              Net earnings ..................................      $    109,534      $     14,150    $    312,648     $    198,015
              Elimination of interest on convertible debt ...                17                --              37              864
                                                                   ------------      ------------    ------------     ------------
              Net earnings applicable to common shares ......      $    109,551      $     14,150    $    312,685     $    198,879
                                                                   ============      ============    ============     ============

              Average common shares outstanding .............       142,556,840       140,738,865     142,464,382      138,266,997
              Stock option adjustment .......................           857,419         1,667,446         913,388        1,766,249
              Preferred stock adjustment ....................         1,097,234                --       1,130,449        1,719,003
              Effect of other dilutive securities ...........            58,201                --         172,202          961,733
                                                                   ------------      ------------    ------------     ------------

              Average common shares outstanding .............       144,569,694       142,406,311     144,680,421      142,713,982
                                                                   ============      ============    ============     ============

              Net earnings per common share - diluted .......      $        .76      $        .10    $       2.16     $       1.39
                                                                   ============      ============    ============     ============


NOTE 11.  LINES OF BUSINESS REPORTING


                                       THREE MONTHS ENDED SEPTEMBER 30, 1999            NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   ----------------------------------------------- -----------------------------------------------
                                                   OTHER                                           OTHER
                                                 OPERATING    PARENT  CONSOLIDATED               OPERATING   PARENT   CONSOLIDATED
                                     BANKING       UNITS     COMPANY     TOTAL       BANKING       UNITS     COMPANY      TOTAL
                                   -----------  ----------  --------  ------------ -----------  ----------  --------  ------------
                                                                         (DOLLARS IN THOUSANDS)

Net interest income .............  $   317,258  $   13,263  $ (2,292) $   328,229  $   894,252  $   48,354  $ (7,091) $   935,515
Provision for losses on loans ...      (15,842)     (4,523)       --      (20,365)     (46,350)     (8,034)       --      (54,384)
Noninterest income (1) ..........       74,306      50,045    (1,028)     123,323      214,471     154,545      (892)     368,124
Noninterest expense .............     (220,309)    (44,252)   (1,178)    (265,739)    (658,623)   (134,082)   (6,021)    (798,726)
Other significant items, net ....         (501)         --        --         (501)       8,980      11,002     1,425       21,407
                                   -----------  ----------  --------  -----------  -----------  ----------  --------  -----------
Earnings before taxes (1) .......  $   154,912  $   14,533  $ (4,498) $   164,947  $   412,730  $   71,785  $(12,579) $   471,936
                                   ===========  ==========  ========  ===========  ===========  ==========  ========  ===========

Average assets ..................  $30,377,645  $2,524,234  $217,102  $33,118,981  $29,882,591  $2,711,035  $228,460  $32,822,086
                                   ===========  ==========  ========  ===========  ===========  ==========  ========  ===========



                                       THREE MONTHS ENDED SEPTEMBER 30, 1998             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   ----------------------------------------------- -----------------------------------------------
                                                   OTHER                                           OTHER
                                                 OPERATING   PARENT   CONSOLIDATED               OPERATING   PARENT   CONSOLIDATED
                                     BANKING       UNITS     COMPANY     TOTAL       BANKING       UNITS     COMPANY      TOTAL
                                   -----------  ----------  --------  ------------ -----------  ----------  --------  ------------
                                                                         (DOLLARS IN THOUSANDS)


Net interest income .............  $   277,490  $   25,285  $    (58) $   302,717  $   834,495  $   77,471  $  1,327  $   913,293
Provision for losses on loans ...      (38,772)    (12,450)       --      (51,222)     (89,172)    (38,300)       --     (127,472)
Noninterest income (1) ..........       74,656      47,611       884      123,151      222,423     132,463     3,379      358,265
Noninterest expense .............     (209,944)    (38,772)   (2,089)    (250,805)    (612,098)   (112,673)   (3,129)    (727,900)
Merger-related and other
  significant items, net ........      (84,174)         --    (7,225)     (91,399)    (107,812)     19,605    (9,148)     (97,355)
                                   -----------  ----------  --------  -----------  -----------  ----------  --------  -----------
Earnings before taxes (1) .......  $    19,256  $   21,674  $ (8,488) $    32,442  $   247,836  $   78,566  $ (7,571) $   318,831
                                   ===========  ==========  ========  ===========  ===========  ==========  ========  ===========

Average assets ..................  $27,653,902  $2,932,035  $297,884  $30,883,821  $27,226,836  $3,014,295  $286,196  $30,527,327
                                   ===========  ==========  ========  ===========  ===========  ==========  ========  ===========

------------

(1) Parent company noninterest income and earnings before taxes are net of the intercompany dividend eliminations of $185.8 million and $92.9 million for the three months ended September 30, 1999 and 1998, respectively, and $294.9 million and $140.9 million, respectively, for the nine months ended September 30, 1999 and 1998.

NOTE 12.  CONTINGENT LIABILITIES

      The Corporation and/or various subsidiaries are parties to certain pending or threatened civil actions, which are described in Item 3, Part I of the Corporation's 1998 10-K, in Note 20 to the Corporation's consolidated financial statements on page 67 of the 1998 Annual Report, and in Note 12 of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999. Various other legal proceedings pending against the Corporation and/or its subsidiaries have arisen in the ordinary course of business.

      Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither the Corporation's financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the third quarter of 1999 in any of the pending or threatened actions that affected such opinion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following provides a narrative discussion and analysis of significant changes in the Corporation's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in the Corporation's 1998 Annual Report, the interim unaudited consolidated financial statements and notes for the three and nine months ended September 30, 1999 included in Part I hereof, and the supplemental financial data included in this discussion.

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

      -     effects of projected changes in interest rates

      -     effects of changes in general economic conditions

      -     the adequacy of the allowance for losses on loans

      - the effect of legal proceedings on the Corporation's financial condition, results of operations, and liquidity

      - estimated charges related to recently completed acquisitions and estimated cost savings related to the integration of completed acquisitions and the consolidation of banking subsidiaries

      -     Year 2000 issues related to the Corporation and third parties

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

SELECTED FINANCIAL DATA

      The following table presents selected financial highlights for the three- and nine-month periods ended September 30, 1999 and 1998.


                                                 THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                    SEPTEMBER 30,                             SEPTEMBER 30,
                                               -----------------------    PERCENTAGE    ----------------------        PERCENTAGE
                                                 1999          1998        CHANGE         1999          1998            CHANGE
                                               --------      -------      ---------     --------      --------        ----------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings .............................     $109,534      $14,150            674%    $312,648      $198,015             58%
  Per share
    Basic ................................          .77          .10            670         2.19          1.42             54
    Diluted ..............................          .76          .10            660         2.16          1.39             55
  Return on average assets ...............         1.31%         .18%                                     1.27%           .87%
  Return on average common equity ........        14.43         1.84                                     14.01           9.10
Cash earnings ............................     $123,475      $21,199            482     $347,146      $216,904             60
  Per share
    Basic ................................          .86          .15            473         2.43          1.56             56
    Diluted ..............................          .85          .15            467         2.40          1.53             57
Cash operating earnings ..................     $124,982      $95,525                    $334,066      $297,833
  Per share
    Basic ................................          .87          .68             28         2.34          2.14              9
    Diluted ..............................          .86          .67             28         2.31          2.09             11
  Return on average assets ...............         1.50%        1.23%                       1.36%         1.30%
  Return on average common equity ........        16.48        12.83                       14.98         13.72
  Return on average tangible assets ......         1.54         1.24                        1.39          1.32
  Return on average tangible common equity        24.00        14.22                       19.75         15.04
Dividends per common share ...............     $    .50      $   .50                    $   1.50      $   1.50
Net interest margin (FTE) ................         4.49%        4.31%                       4.35%         4.45%
Interest rate spread (FTE) ...............         3.84         3.50                        3.67          3.65
Expense ratio ............................         1.53         1.54                        1.59          1.53
Efficiency ratio .........................        54.36        56.10                       56.93         54.61
Book value per common share ..............                                              $  20.67      $  21.34
Shareholders' equity to total assets .....                                                  8.90%         9.59%
Leverage ratio ...........................                                                  7.03          9.16
Common share prices
  High closing price .....................     $  49.00      $ 61.94                    $  49.00      $  67.31
  Low closing price ......................        39.19        40.25                       39.19         40.25
  Closing price at quarter end ...........        40.75        50.25                       40.75         50.25

--------------------
Cash earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization

Cash operating earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization, merger-related charges, and other significant items

Return on average tangible assets = Cash operating earnings divided by average tangible assets (average total assets minus average goodwill and other intangibles)

Return on average tangible common equity = Cash earnings minus preferred stock dividends divided by average common equity (average common equity minus average goodwill and other intangibles)

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Interest rate spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense (noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amortization) divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonrecurring expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

      The following table presents a summary of the Corporation's operating results for the three and nine months ended September 30, 1999 and 1998 identifying significant items impacting the results for the periods shown.

                           UNION PLANTERS CORPORATION
                        SUMMARY OF CONSOLIDATED RESULTS
                                  (UNAUDITED)


                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ------------------------     ---------------------------
                                                                           1999           1998           1999            1998
                                                                         ---------      ---------     -----------     -----------
                                                                                          (DOLLARS IN THOUSANDS)

Interest income ....................................................     $ 588,202      $ 583,692     $ 1,708,088     $ 1,744,647
Interest expense ...................................................      (259,973)      (280,975)       (772,573)       (831,354)
                                                                         ---------      ---------     -----------     -----------
     NET INTEREST INCOME ...........................................       328,229        302,717         935,515         913,293
PROVISION FOR LOSSES ON LOANS ......................................       (20,365)       (51,222)        (54,384)       (127,472)
                                                                         ---------      ---------     -----------     -----------
     NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS .......       307,864        251,495         881,131         785,821
NONINTEREST INCOME
  Service charges on deposit accounts ..............................        44,273         40,126         125,663         115,636
  Mortgage banking revenue .........................................        23,506         23,763          75,208          67,032
  Bank card income .................................................         7,906         10,706          18,949          31,124
  Factoring commissions ............................................         7,583          8,108          22,014          22,849
  Trust service income .............................................         4,241          6,565          17,955          19,296
  Profits and commissions from trading activities ..................         1,094          1,222           2,958           4,653
  Other income .....................................................        34,720         32,661         105,377          97,675
                                                                         ---------      ---------     -----------     -----------
     Total noninterest income ......................................       123,323        123,151         368,124         358,265
                                                                         ---------      ---------     -----------     -----------
NONINTEREST EXPENSE
  Salaries and employee benefits ...................................       123,369        117,626         376,470         347,893
  Net occupancy expense ............................................        23,550         19,173          65,461          55,698
  Equipment expense ................................................        20,024         18,708          59,262          53,135
  Goodwill and other intangibles amortization ......................        15,040          7,622          40,188          20,084
  Other expense ....................................................        83,756         87,676         257,345         251,090
                                                                         ---------      ---------     -----------     -----------
     Total noninterest expense .....................................       265,739        250,805         798,726         727,900
                                                                         ---------      ---------     -----------     -----------

    EARNINGS BEFORE MERGER-RELATED CHARGES, OTHER SIGNIFICANT
       ITEMS, AND INCOME TAXES .....................................       165,448        123,841         450,529         416,186

MERGER-RELATED CHARGES AND OTHER SIGNIFICANT ITEMS
  Gain on sale of the credit card portfolio ........................            --             --           3,268              --
  Gain on securitization and sale of FHA/VA loans ..................            --             --           5,317          19,605
  Gain on sale of corporate trust business .........................            --             --           2,417              --
  Gain on sale of ARM loans ........................................            --             --           5,041              --
  Net gain (loss) on sales of branches and other selected assets ...           983             (3)          3,917           8,187
  Investment securities gains (losses) .............................        (1,224)         1,635           1,968         (15,095)
  Merger-related expenses ..........................................            --        (85,336)             --        (103,671)
  Charter consolidation and other charges related to ongoing
     integration of operations .....................................            --         (7,360)             --          (8,055)
  Other, net .......................................................          (260)          (335)           (521)          1,674
                                                                         ---------      ---------     -----------     -----------
     EARNINGS BEFORE INCOME TAXES ..................................       164,947         32,442         471,936         318,831
Applicable income taxes ............................................       (55,413)       (18,292)       (159,288)       (120,816)
                                                                         ---------      ---------     -----------     -----------
     NET EARNINGS ..................................................     $ 109,534      $  14,150     $   312,648     $   198,015
                                                                         =========      =========     ===========     ===========


NET EARNINGS .......................................................     $ 109,534      $  14,150     $   312,648     $   198,015
Goodwill and other intangibles amortization, net of taxes ..........        13,941          7,049          34,498          18,889
                                                                         ---------      ---------     -----------     -----------
      CASH EARNINGS ................................................       123,475         21,199         347,146         216,904
Merger-related charges and other significant items, net of taxes ...         1,507         74,326         (13,080)         80,929
                                                                         ---------      ---------     -----------     -----------
      CASH OPERATING EARNINGS ......................................     $ 124,982      $  95,525     $   334,066     $   297,833
                                                                         =========      =========     ===========     ===========

The table which follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.


                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,           EPS
                                                                              ----------------------     INCREASE
                                                                                1999          1998      (DECREASE)
                                                                              --------      --------    ----------

         Net interest income-FTE .......................................      $   6.67      $   6.57      $  .10
         Provision for losses on loans .................................          (.38)         (.89)        .51
                                                                              --------      --------      ------
         Net interest income after provision for losses on loans-FTE ...          6.29          5.68         .61
                                                                              --------      --------      ------

         Noninterest income
           Service charges on deposit accounts .........................           .87           .81         .06
           Mortgage banking revenue ....................................           .52           .47         .05
           Bank card income ............................................           .13           .22        (.09)
           Factoring commissions .......................................           .15           .16        (.01)
           Trust service income ........................................           .12           .14        (.02)
           Profits and commissions from trading activities .............           .02           .03        (.01)
           Investment securities gains (losses) ........................           .01          (.11)        .12
           Other income ................................................           .87           .88        (.01)
                                                                              --------      --------      ------
                   TOTAL NONINTEREST INCOME ............................          2.69          2.60         .09
                                                                              --------      --------      ------

         Noninterest expense
           Salaries and employee benefits ..............................          2.60          2.44        (.16)
           Net occupancy expense .......................................           .45           .39        (.06)
           Equipment expense ...........................................           .41           .37        (.04)
           Goodwill and other intangible amortization ..................           .28           .14        (.14)
           Other expense ...............................................          1.78          2.53         .75
                                                                              --------      --------      ------
                   TOTAL NONINTEREST EXPENSE ...........................          5.52          5.87         .35
                                                                              --------      --------      ------

                  EARNINGS BEFORE INCOME TAXES-FTE .....................          3.46          2.41        1.05
         Applicable income taxes-FTE ...................................          1.30          1.02        (.28)
                                                                              --------      --------      ------
                   NET EARNINGS ........................................          2.16          1.39         .77
         Less preferred stock dividends ................................            --            --          --
                                                                              --------      --------      ------
                   DILUTED EARNINGS PER SHARE ..........................      $   2.16      $   1.39      $  .77
                                                                              ========      ========      ======

         Change in net earnings applicable to diluted earnings
           per share using previous year average shares outstanding ....                                  $  .80
         Change in average shares outstanding ..........................                                    (.03)
                                                                                                          ------
         Change in net earnings ........................................                                  $  .77
                                                                                                          ======

         Average diluted shares (in thousands) .........................       144,680       142,714
                                                                              ========      ========

ACQUISITIONS

      The following table presents the balances at date of acquisition for the acquisitions accounted for as purchases, which were completed after September 30, 1998.


                                                                         BALANCE AT DATE OF ACQUISITION
                                                         -----------------------------------------------------------
                                                         INDIANA
                                                          BRANCH            REPUBLIC          OTHER
                                                         PURCHASE         BANKING CORP.    ACQUISITIONS       TOTAL
                                                         --------         -------------    ------------      -------
                                                                             (DOLLARS IN MILLIONS)

                   Cash and due from banks and
                     federal funds sold .............     $   13              $  376           $ 88          $  477
                   Interest-bearing deposits at
                     financial institutions .........        745                   1             24             770
                   Available for sale securities ....         --                 128            140             268
                   Loans ............................        852                 961            522           2,335
                   Allowance for losses on loans ....        (15)                (21)            (8)            (44)
                   Premises and equipment, net ......         23                  52             11              86
                   Goodwill and other intangibles ...        279                 266             81             626
                   Other assets .....................          7                  30             18              55
                                                          ------              ------           ----          ------
                             Total assets ...........     $1,904              $1,793           $876          $4,573
                                                          ======              ======           ====          ======

                   Total deposits ...................     $1,698              $1,318           $689          $3,705
                   Short-term borrowings ............        198                  50              9             257
                   Long-term debt ...................         --                  --              5               5
                   Other liabilities ................          8                  15             10              33
                                                          ------              ------           ----          ------
                             Total liabilities ......     $1,904              $1,383           $713          $4,000
                                                          ======              ======           ====          ======
                   Purchase price/capital
                   contribution/
                     equity .........................     $   --              $  410           $163          $  573
                                                          ======              ======           ====          ======


                               EARNINGS OVERVIEW

      For the third quarter of 1999, the Corporation reported earnings of $109.5 million, or $.76 per diluted common share. This compares to net earnings for the same period in 1998 of $14.2 million, or $.10 per diluted common share. Net earnings for the second quarter of 1999 were $105.8 million, or $.73 per diluted common share. Results for the third quarter of 1998 were impacted by merger-related and other significant charges.

       Cash operating earnings for the third quarter of 1999 were $125.0 million, or $.86 per diluted common share compared to $95.5 million, or $.67 per diluted common share for the same period in 1998. This represented a 28% increase in cash operating earnings per diluted common share. For the second quarter of 1999, cash operating earnings were $108.0 million, or $.75 per diluted common share. Cash operating earnings for the third quarter of 1999 represented an annualized return on average assets (ROA) of 1.50% and an annualized return on average common equity (ROE) of 16.48% which compares to 1.23% and 12.83%, respectively, for the same period in 1998. These ratios were 1.31% and 14.49%, respectively, for the second quarter of 1999.

      The increase in net earnings in the third quarter of 1999 compared to the second quarter of 1999 is attributable primarily to an increase in net interest income and lower noninterest expenses. Partially offsetting these items was a decrease in noninterest income and a higher provision for losses on loans. The "Summary of Consolidated Results" above and the following discussion and analysis of operating results provides a more complete discussion of the significant items affecting the Corporation's results.

      For the nine months ended September 30, 1999, net earnings were $312.6 million, or $2.16 per diluted common share, compared to $198.0 million, or $1.39 per diluted common share, for the same period in 1998. Cash operating earnings for this period in 1999 were $334.1 million, or $2.31 per diluted common share. This compares to $297.8 million, or $2.09 per diluted common share for the same period in 1998. Cash operating earnings for the first nine months of 1999 resulted in a ROA of 1.36% and a ROE of 14.98% compared to 1.30% and 13.72%, respectively, in 1998.

                               EARNINGS ANALYSIS

NET INTEREST INCOME

      Net interest income (FTE) for the third quarter of 1999 was $337.8 million, which compares to $310.4 million for the third quarter of 1998 and $321.2 million for the second quarter of 1999. For the nine months ended September 30, 1999, net interest income (FTE) was $964.2 million compared to $937.8 million for the same period in 1998. Reference is made to the Corporation's average balance sheet and analysis of volume and rate changes, which follow this discussion for additional information regarding the changes in net interest income.

      The net interest margin for the third quarter of 1999 was 4.49% which compares to 4.31% and 4.35% for the third quarter of 1998 and second quarter of 1999, respectively. The interest-rate spread increased to 3.84% for the third quarter of 1999 from 3.50% for the same period in 1998 and increased from 3.68% for the second quarter of 1999.

      The increases in net interest income have been driven by growth of earning assets and a decrease in the cost of interest-bearing liabilities. The rates paid on these liabilities have decreased 61 basis points, from 4.71% for the third quarter of 1998 to 4.10% for the third quarter of 1999. Emphasis is continuing to be placed on reducing high cost borrowings of acquired entities to improve their margins. Additionally, more standard pricing of basic transaction accounts and standard terms on other depository products implemented during the first quarter of 1999 helped improve the net interest margin in the second and third quarters of 1999. Additionally, the investment portfolio yield has increased due to reinvestments in higher yielding longer term securities and the disposal of $425 million of lower yielding mortgage-backed securities of an acquired entity. Average earning assets have increased from the investment of funds received in the Florida and Indiana Branch Purchases and the Republic acquisition.

      The Florida Branch Purchase refers to the purchase of 24 branches and assumption of $1.4 billion of deposits liabilities of California Federal Bank of Florida in September 1998. In the Indiana Branch Purchase, the Corporation purchased $852 million of loans, acquired 56 branch locations, and assumed $1.7 billion of deposit liabilities of First Chicago NBD Corporation in Indiana in March 1999. The Republic acquisition was completed in July 1999 and had total assets of $1.4 billion, total loans of $1.0 billion, and total deposits of $1.3 billion (see Note 2 the unaudited interim consolidated financial statements).

      The high level of mortgage loan refinancing in the fourth quarter of 1998 and first quarter of 1999 due to the low interest-rate environment reduced mortgage loan yields. Downward pressure on loan yields also occurred in 1999 primarily as a result of the fourth quarter of 1998 sale of the Corporation's credit card portfolio (approximately $440 million of loans in the fourth quarter of 1998 and approximately $20 million in the first quarter of 1999). These loans had a weighted average yield of approximately 12%. Also, the first quarter 1999 securitization and sale of approximately $132 million FHA/VA loans, with a weighted average yield of 9.7%, impacted loan yields. Yields on mortgage loans and variable-rate commercial loans increased in the second and third quarters of 1999 as interest rates have risen (1/2% prime rate increase in this time period).

INTEREST INCOME

      The following table presents a breakdown of average earning assets for the three and nine months ended September 30, 1999 and 1998.


                                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                                   ------------------        ------------------
                                                                                   1999         1998         1999          1998
                                                                                   -----        -----        -----        -----
                                                                                            (DOLLARS IN BILLIONS)

                   Average earning assets ..................................       $29.9        $28.6        $29.6        $28.2
                     Comprised of:
                       Loans ...............................................          72%          72%          71%          73%
                       Investment securities ...............................          27           26           28           25
                       Other earning assets ................................           1            2            1            2
                   --------------
                   Fully  taxable-equivalent yield on average earning assets        7.94%        8.21%        7.84%        8.40%


      Interest income (FTE) increased $6.5 million for the third quarter of 1999 compared to the same period in 1998. The increase is attributable primarily to an increase in average earning assets, which resulted in a $26.6 million increase in interest income. This increase was partially offset by a lower yield on average earning assets, which decreased interest income $20.1 million. The decrease in yield is attributable primarily to the factors discussed above. Compared to the second quarter of 1999, interest income increased approximately $22.9 million due to growth of average earning assets and a higher yield.

      For the nine months ended September 30, 1999, interest income decreased $32.4 million compared to the same period in 1998. The yield on earning assets decreased from 8.40% in 1998 to 7.84% in 1999. The yield decline resulted in a $110.9 million decline in interest income. Partially offsetting this decrease was a $1.4 billion increase in average earning assets, which represented a $78.5 million increase in interest income. Growth of investment securities resulted primarily from funds received in the Corporation's Florida and Indiana Branch Purchases. Additionally, the acquisition of Republic at the beginning of the third quarter of 1999 contributed to the increase.

INTEREST EXPENSE

      The following table presents a breakdown of average interest-bearing liabilities for the three and nine months ended September 30, 1999 and 1998.


                                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                                   ------------------        ------------------
                                                                                   1999         1998         1999          1998
                                                                                   -----        -----        -----        -----
                                                                                            (DOLLARS IN BILLIONS)

                   Average interest-bearing liabilities ....................       $25.1        $23.7        $24.8        $23.4
                     Comprised of:
                       Deposits ............................................          83%          84%          85%          84%
                       Short-term borrowings ...............................          13            7           10            7
                       FHLB advances and long-term debt ....................           4            9            5            9
                   --------------
                   Rate paid on average interest-bearing liabilities .......        4.10%        4.71%        4.17%        4.75%

      Interest expense decreased $21.0 million in the third quarter of 1999 compared to the same period in 1998. The decrease was due primarily to a decrease in the rates paid on average interest-bearing liabilities, which resulted in a decrease of approximately $29.6 million. The average rate paid for interest-bearing liabilities was 4.10% for the third quarter of 1999 compared to 4.71% for the same period in 1998. This decrease was partially offset by a $1.5 billion increase in average interest-bearing liabilities, which increased interest expense approximately $8.6 million. The increase in average interest-bearing liabilities related primarily to the Florida and Indiana Branch Purchases in the third quarter of 1998 and first quarter of 1999, respectively and the Republic acquisition in the third quarter of 1999. Compared to the second quarter of 1999, interest expense increased $6.3 million in the third quarter of 1999. An increase in average interest-bearing liabilities accounted for almost all of the increase.

      For the nine months ended September 30, 1999, interest expense decreased $58.8 million compared to the same period in 1998. The decrease related primarily to a decrease in the average rate paid for interest-bearing liabilities from 4.75% for the first nine months of 1998 to 4.17% in 1999. This resulted in a reduction in interest expense of $84.3 million. Partially offsetting this decrease was a $1.4 billion increase in average interest-bearing liabilities, which increased interest expense $25.5 million. The growth of interest-bearing liabilities related primarily to the branch purchases (Florida and Indiana) and to the Republic acquisition.

PROVISION FOR LOSSES ON LOANS

      The provision for losses on loans for the third quarter of 1999 was $20.4 million, or .39% of average loans on an annualized basis, compared to $51.2 million, or 1.03% of average loans, for the same period in 1998. The provision for the third quarter of 1999 compared to a provision of $17.7 million, or .35% of average loans, in the second quarter of 1999. For the nine months ended September 30, 1999, the provision for losses on loans was $54.4 million, or
 .36% of average loans, compared to $127.5 million, or .87% of average loans, for the same period in 1998.

      The decrease in the provision for losses between 1999 and 1998 for the above periods was due primarily to the sale of substantially all of the credit card portfolio, which resulted in a decline in the provision of approximately $10.5 million ($33.5 million year to date). The remaining decrease was attributable to lower provisions for losses on loans related to entities acquired in 1998. The increase compared to the second quarter of 1999 related primarily to a few isolated problem credits. Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

NONINTEREST INCOME

      Noninterest income for the third quarter of 1999 was $123.1 million, which compared to $124.8 million for the third quarter of 1998 and $140.7 million for the second quarter of 1999. For the nine months ended September 30, 1999, noninterest income increased $19.1 million to $390.1 million compared to the same period in 1998. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The following items, which are identified in the "Summary of Consolidated Results," impacted noninterest income. These transactions are not considered normal recurring items, although certain of the items do recur periodically.

       - The Corporation had an investment securities loss of $1.2 million for third quarter of 1999 compared to a gain of $1.6 million for the same period in 1998. For the nine months ended September 30, 1999, the Corporation had an investment securities gain of $2.0 million compared to an investment securities loss of $15.1 million for the same periods in 1998. The loss in 1998 was attributable primarily to the premium write-down of certain high-coupon mortgage-backed securities of an acquired entity resulting from the acceleration of prepayments of the underlying loans.

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

      - During the second quarter of 1999, the Corporation sold approximately $296 million of ARM loans, which resulted in a pretax gain of $5.0 million. The sale was made to increase liquidity and free capital for other needs. The sale is not expected to have a significant impact on net interest income.

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

      - Pretax gains (losses) on the sale of branches and other selected assets were $983,000 and $3.9 million, respectively, for the three and nine months ended September 30, 1999 compared to ($3,000) and $8.2 million, respectively for the same periods in 1998. The Corporation may sell certain branches and related loans and deposits in the future and may incur additional gains or losses.

      Excluding the above items, noninterest income was $123.3 million and $368.1 million for the three and nine months ended September 30, 1999 compared to $123.2 million and $358.3 million for the same periods in 1998. The changes in noninterest income for the third quarter of 1999 compared to the same period in 1998 is attributable primarily to the following items:

      - $5.7 million increase in service charges on deposit accounts and ATM usage fees. The growth is attributable to acquired entities and increased levels of activity. The Florida and Indiana Branch Purchases and the purchase acquisitions increased the number of deposit customers and increased the transaction volumes.

      -        $1.3 million increase in annuity sales income

      -        $1.0 million increase in insurance commissions

      - $2.8 million decrease in bank card income due to the sale of the credit card portfolio. The ongoing income relates to the Corporation's merchant servicing business.

      -        $2.3 million decrease in trust service income

      - $1.1 million decrease in earnings related to unconsolidated subsidiaries

      -        $.3 million decrease in mortgage banking revenues

      The changes in noninterest income for the nine months ended September
30, 1999 compared to the same period in 1998 are attributable to the following:

      - $13.8 million increase in service charges on deposit accounts and ATM usage fees due primarily to the reasons discussed above

      -        $8.5 million increase in annuity sales income

      -        $8.2 million increase in mortgage banking revenues

      -        $2.7 million increase in insurance commissions

      - $12.2 million decrease in bank card income due primarily to the sale of the credit card portfolio

      - $3.2 million decrease in earnings related to unconsolidated subsidiaries

      - $2.4 million decrease in profits and commissions from SBA trading activities and brokerage fee income

      -        $1.3 million decrease in trust service income

      The increase in annuity sales income and insurance commissions is the result of greater emphasis on increasing this fee income source. The Corporation currently has over 1,700 licensed annuity sales personnel, 125 property and casualty insurance agents, and 100 life and health insurance agents. Complementing these efforts is the expansion of the Corporation's brokerage business. Currently the Corporation has over 425 "Series 6" registered representatives and 70 "Series 7" registered representatives. Brokerage fee income was $4.2 million and $13.8 million, respectively for the three and nine months ended September 30, 1999 and compared to $4.8 million and $14.5 million, respectively, for the same periods in 1998.

      During the first quarter of 1999, mortgage banking revenues increased due to higher volume levels attributable to the high level of refinancing activity in the lower interest rate environment. Activity slowed some in the second and third quarters of 1999 as mortgage interest rates increased. The Corporation is also expanding its presence by purchasing wholesale mortgage production offices. These include 11 mortgage banking offices in Houston, Texas; Tampa, Florida; San Antonio, Texas; and Irvine, Dublin, Campbell, Capitola, Saratoga, Santa Maria, and Bakersfield, California. In October 1999, the acquisition of a wholesale mortgage origination unit with a strong presence in Florida, Texas, and Alabama was completed. These purchases complement existing Union Planters' mortgage production operations and should provide additional revenues in the future.

NONINTEREST EXPENSE

      Noninterest expense for the third quarter of 1999 decreased $77.8 million to $266.0 million, which compares to $343.8 million for the third quarter of 1998 and $275.0 million for the second quarter of 1999. The decrease related to merger-related and other significant charges. The major components of noninterest expense are detailed on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The major items impacting noninterest expense between 1998 and 1999 were merger-related charges totaling $85.3 million and $103.7 million, respectively for the three and nine months ended September 30, 1998 which were not incurred in 1999. Also, charges related to consolidation of the Corporation's banking charters and charges related to ongoing integration of operations totaling $7.4 million and $8.1 million, respectively, for the same two periods in 1998 were also not incurred in 1999.

      Noninterest expenses, before the above items, were $265.7 million and $798.7 million, respectively, for the three and nine months ended September 30, 1999 compared to $250.8 and $727.9 million, respectively, for the same period in 1998. The major items impacting noninterest expense for the third quarter of 1999 compared to 1998 are as follows:

      - $7.4 million increase in goodwill and other intangibles amortization related to purchase acquisitions and branch purchases

      - $5.7 million increase in salaries and employee benefits expense related primarily to acquisitions and branch purchases

      - $5.7 million increase in occupancy and equipment expense related primarily to acquisitions and branch purchases

      - $2.3 million in communications expense due to the expansion of the Corporation's operations

      -        $2.1 million increase in advertising and promotion expense

      -        $2.1 million decrease in consultant fees

      -        $1.9 million decrease in other real estate expense

      The significant items impacting noninterest expense for the nine months ended September 30, 1999 compared to the same period in 1998 follow:

      - $28.6 million increase in salaries and employee benefits related primarily to acquisitions and branch purchases

      - $20.1 million increase in goodwill and other intangibles amortization related to purchase acquisitions and branch purchases

      - $15.9 million increase in occupancy and equipment expense related primarily to acquisitions and branch purchases

      -        $6.7 million increase in communications expense

      -        $3.5 million increase in stationery and supplies expense

      -        $3.2 million increase in advertising and promotion expense

      -        $3.0 million increase in other contracted service expense

      - $4.5 million decrease in taxes other than income taxes, primarily franchise taxes

      -        $3.9 million decrease in other real estate expense

      The largest component of noninterest expense, salaries and employee benefits, was $123.4 million for the third quarter of 1999 compared to $117.6 million for the same quarter last year and compared to $129.9 million for the second quarter of 1999. Full-time-equivalent employees at September 30, 1999 were 13,249 compared to 12,217 at September 30, 1998, 13,076 at June 30, 1999
and 12,330 at December 31, 1998. Increases in the number of employees from acquisitions/branch purchases and from emphasis being placed on expanding the Corporation's mortgage operations and annuity and insurance sales efforts have been partially offset by reductions related to consolidation and integration of operations. Additional reductions are expected in the fourth quarter of 1999.

      The Corporation is continuing its efforts to integrate all of its 1998 and 1999 acquisitions and to consolidate the existing operations of all of its banks. Efforts include consolidation of individual bank data bases, centralizing "back office" functions, centralizing credit administration functions, centralizing call centers, standardizing procedures and processes, and standardizing products and services. The Corporation has completed all the planned conversions. The centralization of credit administration centers is continuing and is scheduled to be completed by the end of 1999.

      Technology improvements such as integrated customer information solutions (for example, data warehouse, operational data store and integrated desktop (branch and call center)), imaging, and Internet delivery are expected to be completed by the end of 1999. Year 2000 remediation and testing are completed.

      The Corporation's Internet delivery system is being developed through a company, FundsXpress, Inc., in which the Corporation owns approximately a one-third interest. Currently, Union Planters has approximately 30,000 customers using the system and is working to increase that number through a marketing campaign that started the first of June. The system will support both retail and commercial customers and will include the following services:

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

      -        Bill presentment (internet and ATM)

      -        Images of checks and statements

      -        Submission and approval of loan applications

      -        Other traditional and nontraditional products

      Management continues to anticipate additional cost savings related to integration of acquired entities and consolidation of existing operations. Additional savings are expected but the total savings are not expected to be fully implemented until early in 2000. Reference is made to the discussion under the heading "Acquisitions - Operating Philosophy" on pages 12 and 13 of the 1998 Annual Report. The technology improvements are expected to help the organization operate more efficiently.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                   ----------------------------------------------------------------------------
                                                                   1999                                 1998
                                                   ------------------------------------  --------------------------------------
                                                                   INTEREST       FTE                   INTEREST          FTE
                                                      AVERAGE       INCOME/      YIELD/     AVERAGE      INCOME/         YIELD/
                                                      BALANCE      EXPENSE        RATE      BALANCE      EXPENSE          RATE
                                                   ------------   ---------      -----   ------------   ---------        -----
                                                                             (DOLLARS IN THOUSANDS)

ASSETS
  Interest-bearing deposits at financial           $     85,019   $     879      4.10%   $     28,518   $     204         2.84%
institutions.....................................
  Federal funds sold and securities purchased
    under agreements to resell...................        94,312       1,104      4.64         259,734       3,730         5.70
  Trading account assets.........................       231,917       3,834      6.56         250,228       3,964         6.28
  Investment securities (1) (2)
    Taxable......................................     6,666,613     105,720      6.29       6,246,353      94,671         6.01
    Tax-exempt...................................     1,321,480      25,691      7.71       1,195,011      23,155         7.69
                                                   ------------   ---------              ------------   ---------
          Total investment securities............     7,988,093     131,411      6.53       7,441,364     117,826         6.28
  Loans, net of unearned income (1) (3) (4)......    21,467,801     460,577      8.51      20,586,515     465,607         8.97
                                                   ------------   ---------              ------------   ---------
          TOTAL EARNING ASSETS (1) (2) (3) (4)...    29,867,142     597,805      7.94      28,566,359     591,331         8.21
                                                                  ---------                             ---------
  Cash and due from banks........................       965,325                               867,529
  Premises and equipment.........................       624,552                               547,072
  Allowance for losses on loans..................      (361,829)                             (347,948)
  Goodwill and other intangibles.................       940,256                               286,679
  Other assets...................................     1,083,535                               964,130
                                                   ------------                          ------------
          TOTAL ASSETS...........................  $ 33,118,981                          $ 30,883,821
                                                   ============                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts..........................  $  4,502,475   $  31,514      2.78%   $  3,132,536   $  31,012         3.93%
  Savings deposits...............................     4,618,517      24,348      2.09       4,500,687      24,220         2.14
  Certificates of deposit of $100,000 and over...     2,251,806      28,781      5.07       2,849,249      42,677         5.94
  Other time deposits............................     9,434,587     115,567      4.86       9,487,637     127,807         5.34
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase.............     2,040,452      24,261      4.72       1,542,373      19,630         5.05
    Other........................................     1,126,624      15,054      5.30          69,411         732         4.18
  Long-term debt
    Federal Home Loan Bank advances..............       204,522       2,682      5.20         933,519      12,703         5.40
    Subordinated capital notes...................       477,066       7,783      6.47         478,433       7,722         6.40
    Medium-term senior notes.....................        91,304       1,537      6.68         121,304       2,020         6.61
    Trust Preferred Securities...................       199,031       4,128      8.23         198,996       4,128         8.23
    Other........................................       197,842       4,318      8.66         364,565       8,324         9.06
                                                   ------------   ---------              ------------   ---------
          TOTAL INTEREST-BEARING LIABILITIES.....    25,144,226     259,973      4.10      23,678,710     280,975         4.71
  Noninterest-bearing demand deposits............     4,262,360                             3,530,530          --
                                                   ------------   ---------              ------------   ---------
          TOTAL SOURCES OF FUNDS.................    29,406,586     259,973                27,209,240     280,975
                                                                  ---------                             ---------
  Other liabilities..............................       691,412                               710,419
  Shareholders' equity
     Preferred stock.............................        21,945                                26,565
     Common equity...............................     2,999,038                             2,937,597
                                                   ------------                          ------------
          Total shareholders' equity.............     3,020,983                             2,964,162
                                                   ------------                          ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..  $ 33,118,981                          $ 30,883,821
                                                   ============                          ============
NET INTEREST INCOME (1)..........................                 $ 337,832                             $ 310,356
                                                                  =========                             =========
INTEREST-RATE SPREAD (1).........................                                3.84%                                    3.50%
NET INTEREST MARGIN (1)..........................                                4.49%                                    4.31%

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans........................................                 $   1,393                             $   1,269
    Securities...................................                     8,210                                 6,370
                                                                  ---------                             ---------
          TOTAL..................................                 $   9,603                             $   7,639
                                                                  =========                             =========

----------------------
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gains (losses) on available for sale securities.
(3) Includes loan fees in both interest income and the calculation of the yield on income.
(4)   Includes loans on nonaccrual status.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES


                                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                                                 1999 VERSUS 1998
                                                                                     -----------------------------------------
                                                                                      DUE TO CHANGE IN: (1)
                                                                                     ------------------------          TOTAL
                                                                                     AVERAGE          AVERAGE         INCREASE
                                                                                      VOLUME            RATE         (DECREASE)
                                                                                     --------         --------        --------
                                                                                               (DOLLARS IN THOUSANDS)

               INTEREST INCOME
                 Interest-bearing deposits at financial institutions ..........      $    551         $    124        $    675
                 Federal funds sold and securities purchased
                   under agreements to resell .................................        (2,035)            (591)         (2,626)
                 Trading account assets .......................................          (298)             168            (130)
                 Investment securities (FTE) ..................................         8,877            4,708          13,585
                 Loans, net of unearned income (FTE) ..........................        19,467          (24,497)         (5,030)
                                                                                     --------         --------        --------
                         TOTAL INTEREST INCOME ................................        26,562          (20,088)          6,474
                                                                                     --------         --------        --------

               INTEREST EXPENSE
                 Money market accounts ........................................        11,183          (10,681)            502
                 Savings deposits .............................................           627             (499)            128
                 Certificates of deposit of $100,000 and over .................        (8,177)          (5,719)        (13,896)
                 Other time deposits ..........................................          (711)         (11,529)        (12,240)
                 Short-term borrowings ........................................        19,313             (360)         18,953
                 Long-term debt ...............................................       (13,633)            (816)        (14,449)
                                                                                     --------         --------        --------
                         TOTAL INTEREST EXPENSE ...............................         8,602          (29,604)        (21,002)
                                                                                     --------         --------        --------
               CHANGE IN NET INTEREST INCOME ..................................      $ 17,960         $  9,516        $ 27,476
                                                                                     ========         ========        ========

               PERCENTAGE INCREASE IN NET INTEREST INCOME FROM PRIOR PERIOD ...                                           8.85%
                                                                                                                      ========

--------------

(1) The increase or decrease due to the change in the balance sheet mix has been allocated proportionately to volume and rate change.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                           ------------------------------------------------------------------------
                                                                           1999                               1998
                                                           ----------------------------------   -----------------------------------
                                                                           INTEREST     FTE                      INTEREST     FTE
                                                             AVERAGE        INCOME/    YIELD/      AVERAGE        INCOME/    YIELD/
                                                             BALANCE        EXPENSE     RATE       BALANCE        EXPENSE    RATE
                                                           ------------   -----------  ------   ------------   -----------   -----
                                                                               (DOLLARS IN THOUSANDS)

ASSETS
  Interest-bearing deposits at financial institutions...   $     78,904   $     2,316   3.92%   $     34,403   $     1,231    4.78%
  Federal funds sold and securities
    purchased under agreements to resell................         82,131         2,936   4.78         370,991        15,398    5.55
  Trading account assets................................        242,300        11,363   6.27         203,998         9,787    6.41
  Investment securities (1) (2)
    Taxable.............................................      6,941,227       319,818   6.16       5,870,966       274,309    6.25
    Tax-exempt..........................................      1,321,441        77,428   7.83       1,071,608        65,751    8.20
                                                           ------------   -----------           ------------   -----------
          Total investment securities...................      8,262,668       397,246   6.43       6,942,574       340,060    6.55
  Loans, net of unearned income (1) (3) (4).............     20,949,727     1,322,882   8.44      20,616,015     1,402,700    9.10
                                                           ------------   -----------           ------------   -----------
          TOTAL EARNING ASSETS (1) (2) (3) (4)..........     29,615,730     1,736,743   7.84      28,167,981     1,769,176    8.40
                                                                          -----------                          -----------
  Cash and due from banks...............................      1,018,114                              921,559
  Premises and equipment................................        591,106                              542,312
  Allowance for losses on loans.........................       (351,376)                            (336,950)
  Goodwill and other intangibles........................        718,163                              252,443
  Other assets..........................................      1,230,349                              979,982
                                                           ------------                         ------------
          TOTAL ASSETS.................................    $ 32,822,086                         $ 30,527,327
                                                           ============                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts................................    $  4,133,379   $    94,241   3.05%   $  3,139,526   $    91,190    3.88%
  Savings deposits.....................................       4,818,180        70,413   1.95       4,377,164        72,132    2.20
  Certificates of deposit of $100,000 and over.........       2,342,882        92,277   5.27       2,842,473       124,668    5.86
  Other time deposits..................................       9,712,950       362,579   4.99       9,397,339       380,164    5.41
  Short-term borrowings
    Federal funds purchased and securities sold under
      agreements to repurchase.........................       1,951,404        66,002   4.52       1,433,903        54,571    5.09
    Other..............................................         474,220        18,655   5.26          75,832         3,904    6.88
  Long-term debt
    Federal Home Loan Bank advances....................         335,014        12,633   5.04       1,063,988        41,521    5.22
    Subordinated capital notes.........................         479,200        23,337   6.51         398,862        20,338    6.82
    Medium-term senior notes...........................         100,385         5,060   6.74         130,384         6,492    6.66
    Trust Preferred Securities.........................         199,022        12,383   8.32         198,987        12,384    8.32
    Other..............................................         253,021        14,993   7.92         345,363        23,990    9.29
                                                           ------------   -----------           ------------   -----------
          TOTAL INTEREST-BEARING LIABILITIES...........      24,799,657       772,573   4.17      23,403,821       831,354    4.75
  Noninterest-bearing demand deposits..................       4,347,165            --              3,507,533
                                                           ------------   -----------           ------------   -----------
          TOTAL SOURCES OF FUNDS.......................      29,146,822       772,573             26,911,354       831,354
                                                                          -----------                          -----------
  Other liabilities....................................         682,362                              695,743
  Shareholders' equity
     Preferred stock...................................           22,609                              34,380
     Common equity.....................................        2,970,293                           2,885,850
                                                            ------------                        ------------
          Total shareholders' equity...................        2,992,902                           2,920,230
                                                            ------------                        ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $ 32,822,086                        $ 30,527,327
                                                            ============                        ============
NET INTEREST INCOME (1)................................                   $   964,170                          $   937,822
                                                                          ===========                          ===========
INTEREST-RATE SPREAD (1)...............................                                 3.67%                                 3.65%
                                                                                       =====                                  ====
NET INTEREST MARGIN (1)................................                                 4.35%                                 4.45%
                                                                                       =====                                  ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans..............................................                   $     3,801                          $     4,487
    Securities.........................................                        24,854                               20,042
                                                                          -----------                          -----------
          TOTAL........................................                   $    28,655                          $    24,529
                                                                          ===========                          ===========

----------------------

(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gains (losses) on available for sale securities.
(3) Includes loan fees in both interest income and the calculation of the yield on income.
(4)   Includes loans on nonaccrual status.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES


                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                    1999 VERSUS 1998
                                                                                        ---------------------------------------
                                                                                          DUE TO CHANGE IN: (1)
                                                                                        ------------------------        TOTAL
                                                                                         AVERAGE        AVERAGE       INCREASE
                                                                                          VOLUME          RATE        (DECREASE)
                                                                                         --------       ---------     ----------
                                                                                                  (DOLLARS IN THOUSANDS)

         INTEREST INCOME
           Interest-bearing deposits at financial institutions ......................    $  1,342       $    (257)     $  1,085
           Federal funds sold and securities purchased under agreements to resell ...     (10,577)         (1,885)      (12,462)
           Trading account assets ...................................................       1,800            (224)        1,576
           Investment securities (FTE) ..............................................      63,572          (6,386)       57,186
           Loans, net of unearned income (FTE) ......................................      22,405        (102,223)      (79,818)
                                                                                         --------       ---------      --------
                   TOTAL INTEREST INCOME ............................................      78,542        (110,975)      (32,433)
                                                                                         --------       ---------      --------

         INTEREST EXPENSE
           Money market accounts ....................................................      25,171         (22,120)        3,051
           Savings deposits .........................................................       6,880          (8,599)       (1,719)
           Certificates of deposit of $100,000 and over .............................     (20,497)        (11,894)      (32,391)
           Other time deposits ......................................................      12,469         (30,054)      (17,585)
           Short-term borrowings ....................................................      32,458          (6,276)       26,182
           Long-term debt ...........................................................     (30,942)         (5,377)      (36,319)
                                                                                         --------       ---------      --------
                   TOTAL INTEREST EXPENSE ...........................................      25,539         (84,320)      (58,781)
                                                                                         --------       ---------      --------
         CHANGE IN NET INTEREST INCOME (FTE) ........................................    $ 53,003       $ (26,655)     $ 26,348
                                                                                         ========       =========      ========

         PERCENTAGE DECREASE IN NET INTEREST INCOME OVER PRIOR PERIOD ...............                                      2.81%
                                                                                                                       ========

------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                              FINANCIAL CONDITION

      The Corporation's total assets were $33.2 billion at September 30, 1999 compared to $31.6 billion at September 30, 1998 and $31.7 billion at December 31, 1998. Average assets were $33.1 billion for the third quarter of 1999 compared to $30.9 billion for the third quarter of 1998. For the nine months ended September 30, 1999 average assets totaled $32.8 billion compared to $30.5 billion for the same period in 1998. Banks acquired and the Indiana and Florida Branch Purchases were the primary reasons for the growth of total assets both at period end and on average. See the "Acquisitions" section of this discussion and Note 2 to the unaudited interim consolidated financial statements for additional information regarding the impact of acquisitions.

INVESTMENT SECURITIES

      The Corporation's investment securities portfolio of $7.8 billion at September 30, 1999 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $8.2 billion and $8.3 billion at September 30, 1998 and December 31, 1998, respectively. At September 30, 1999 these securities had a net unrealized pretax loss of $121.3 million compared to net unrealized gains of $136.4 million and $93.1 million at September 30, 1998, and December 31, 1998, respectively. The change from a net unrealized gain to a net unrealized loss resulted primarily from the significant rise in interest rates since the latter part of 1998. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at September 30, 1999 and December 31, 1998.

      U.S. Treasury and U.S. Government agency obligations represented 56.0% of the investment securities portfolio at September 30, 1999, 71% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues. The Corporation has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and "Market Risk and Asset/Liability Management" discussions for information regarding the market-risk in the investment securities portfolio.

      The limited credit risk in the investment securities portfolio at September 30, 1999 consisted of 24.1% of investment grade CMOs, 16.7 % of municipal obligations, and 3.2% of other stocks and securities (primarily equity securities and Federal Reserve Bank and Federal Home Loan Bank Stock).

      At September 30, 1999, the Corporation had approximately $9.3 million of structured notes, which constituted less than 1% of the investment securities portfolio. Structured notes have uncertain cash flows, which are driven by interest-rate movements and may expose a company to greater market risk than traditional medium-term notes. All of the Corporation's investments of this type are U. S. Government agency issues (primarily Federal Home Loan Bank and Federal National Mortgage Association). The structured notes vary in type but primarily include step-up bonds and index-amortizing notes.

LOANS

      Loans, net of unearned income, at September 30, 1999 were $21.4 billion compared to $20.3 billion and $20.2 billion at September 30, 1998 and June 30, 1999, respectively. Average loans for the third quarter of 1999 were $21.5 billion compared to $20.6 billion for the third quarter of 1998 and $20.9 billion for the second quarter of 1999. For the nine months ended September 30, 1999, average loans were $20.9 billion compared to $20.6 billion for the same period in 1998. Note 3 to the unaudited interim consolidated financial statements included in Part I. Item 1 of this report presents the composition of the loan portfolio.

      Excluding the FHA/VA government-insured/guaranteed loans, acquisitions, the sale of the credit card portfolio, and other loan sales, average loans for the third quarter of 1999 compared to the same period in 1998 decreased 1.53%. A decline in residential mortgage loans due to the high level of refinancing activity was the primary reason for the decrease. Compared to the second quarter of 1999, average loans for the third quarter of 1999 increased approximately $80 million.

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

      The following table provides a reconciliation of the allowance for losses on loans (the allowance) at the dates indicated and certain key ratios for the nine-month periods ended September 30, 1999 and 1998 and for the year ended December 31, 1998.


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,                YEAR ENDED
                                                                                -------------------------------       DECEMBER 31,
                                                                                    1999               1998               1998
                                                                                ------------       ------------       ------------
                                                                                              (DOLLARS IN THOUSANDS)

         BALANCE AT THE BEGINNING OF PERIOD ...............................     $    321,476       $    324,474       $    324,474
         LOANS CHARGED OFF
           Commercial, financial, and agricultural ........................           41,245             32,899             65,815
           Foreign ........................................................              207                 --              1,831
           Real estate - construction .....................................            2,413              2,951              3,714
           Real estate - mortgage .........................................           21,281             19,065             28,654
           Credit cards and related plans .................................            3,068             40,629             50,723
           Consumer .......................................................           31,800             30,169             64,435
           Direct lease financing .........................................              390                 24                125
                                                                                ------------       ------------       ------------
                   Total charge-offs ......................................          100,404            125,737            215,297
                                                                                ------------       ------------       ------------

         RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
           Commercial, financial, and agricultural ........................           17,742              6,844              8,931
           Foreign ........................................................               75                 20                 20
           Real estate - construction .....................................              388                280                310
           Real estate - mortgage .........................................            6,072              2,839              5,825
           Credit cards and related plans .................................            1,908              3,365              4,113
           Consumer .......................................................           13,909              6,730              9,812
           Direct lease financing .........................................               96                  5                  5
                                                                                ------------       ------------       ------------
                   Total recoveries .......................................           40,190             20,083             29,016
                                                                                ------------       ------------       ------------

         Net charge-offs ..................................................          (60,214)          (105,654)          (186,281)
         Provision charged to expense .....................................           54,384            127,472            204,056
         Allowance related to the sale of certain loans ...................               --                 --            (36,693)
         Increase due to acquisitions .....................................           43,075             14,713             15,920
                                                                                ------------       ------------       ------------
                   BALANCE AT END OF PERIOD ...............................     $    358,721       $    361,005       $    321,476
                                                                                ============       ============       ============

         Total loans, net of unearned income, at end of period ............     $ 21,365,914       $ 20,317,501       $ 19,576,826
         Less: FHA/VA government insured/guaranteed loans .................          538,398            762,998            759,911
                                                                                ------------       ------------       ------------

                   LOANS USED TO CALCULATE RATIOS .........................     $ 20,827,516       $ 19,554,503       $ 18,816,915
                                                                                ============       ============       ============

         Average total loans, net of unearned income, during period .......     $ 20,949,727       $ 20,616,015       $ 20,498,773
         Less: Average FHA/VA government-insured/guaranteed loans .........          621,243          1,025,467            958,921
                                                                                ------------       ------------       ------------

                   AVERAGE LOANS USED TO CALCULATE RATIOS .................     $ 20,328,484       $ 19,590,548       $ 19,539,852
                                                                                ============       ============       ============

         RATIOS (1):
           Allowance at end of period to loans, net of unearned income ....             1.72%              1.85%              1.71%
           Charge-offs to average loans, net of unearned income (2) .......              .66                .86               1.10
           Recoveries to average loans, net of unearned income (2) ........              .26                .14                .15
           Net charge-offs to average loans, net of unearned income (2) ...              .40                .72                .95
           Provision to average loans, net of unearned income (2) .........              .36                .87               1.04


--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2)  Amounts annualized for September 30, 1999 and 1998.

      The allowance at September 30, 1999, was $358.7 million, an increase of $37.2 million from December 31, 1998, and compared to $361.0 million at September 30, 1998. The increase from December 31, 1998 relates primarily to purchase acquisitions, which increased the allowance $43.1 million. Net charge-offs for the third quarter of 1999 were $23.8 million compared to $69.3 million and $22.2 million for the third quarter of 1998 and the second quarter of 1999, respectively. The sale of the Corporation's credit card portfolio reduced net charge-offs approximately $7 million and $36 million, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES


                                                                                                      SEPTEMBER 30,
                                                                                                  -------------------- DECEMBER 31,
                                                                                                    1999        1998       1998
                                                                                                  --------    -------- ------------
                                                                                                        (DOLLARS IN THOUSANDS)

      NONACCRUAL LOANS
        Domestic ..............................................................................   $146,361    $146,970   $150,378
        Foreign ...............................................................................        912       1,276         --
      RESTRUCTURED LOANS ......................................................................      2,147       6,414      5,612
                                                                                                  --------    --------   --------
                TOTAL NONPERFORMING LOANS .....................................................    149,420     154,660    155,990
                                                                                                  --------    --------   --------

      FORECLOSED PROPERTY
        Other real estate owned, net ..........................................................     31,756      23,431     23,937
        Other foreclosed property .............................................................      1,429       4,412      2,670
                                                                                                  --------    --------   --------
                TOTAL FORECLOSED PROPERTIES ...................................................     33,185      27,843     26,607
                                                                                                  --------    --------   --------

                TOTAL NONPERFORMING ASSETS ....................................................   $182,605    $182,503   $182,597
                                                                                                  ========    ========   ========

      LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST
        Domestic ..............................................................................   $ 80,205    $ 57,515   $ 48,626
        Foreign ...............................................................................         --          --         --
                                                                                                  --------    --------   --------
                TOTAL LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST ..............   $ 80,205    $ 57,515   $ 48,626
                                                                                                  ========    ========   ========

      FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
        Loans past due 90 days or more and still accruing interest ............................   $261,681    $348,954   $355,124
        Nonaccrual ............................................................................      7,750       9,309      9,232

      RATIOS (1):
        Nonperforming loans as a percentage of loans ..........................................        .72%        .79%       .83%
        Nonperforming assets as a percentage of loans plus foreclosed properties ..............        .88         .93        .97
        Allowance for losses on loans as a percentage of nonperforming loans ..................        240         233        206
        Loans past due 90 days or more and still accruing interest as a percentage of loans ...        .39         .29        .26

--------------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

      The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:



                                                             NONACCRUAL LOANS (1)              LOANS PAST DUE 90 DAYS OR MORE (1)
                                                  ----------------------------------------   --------------------------------------
                                                  SEPTEMBER 30,   JUNE 30,    DECEMBER 31,   SEPTEMBER 30,  JUNE 30,   DECEMBER 31,
                                                      1999          1999          1998          1999         1999         1998
                                                  -------------   --------    ------------   -------------  --------   ------------
                                                                                (DOLLARS IN THOUSANDS)

LOAN TYPE
  Secured by single family residential ......       $ 24,761      $ 75,953      $ 73,433       $53,525      $ 4,534      $12,991
  Secured by nonfarm nonresidential .........         33,461        33,730        25,242         2,152        1,938        8,193
  Other secured real estate .................         23,379        22,543        17,616         6,744        3,669        5,387
  Commercial, financial, and agricultural,
    including foreign loans and direct
    lease financing .........................         61,503        59,310        26,831        12,534       11,430       15,041
  Credit cards and related plans ............             68             6            58           117          114        2,044
  Other consumer ............................          4,101         5,207         7,198         5,133        4,173        4,970
                                                    --------      --------      --------       -------      -------      -------
          TOTAL .............................       $147,273      $196,749      $150,378       $80,205      $25,858      $48,626
                                                    ========      ========      ========       =======      =======      =======

--------------------

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

      LOANS OTHER THAN FHA/VA LOANS. As a percentage of loans and foreclosed properties, nonperforming assets were .88% at September 30, 1999 compared to
 .93% at September 30, 1998 and 1.15% at June 30, 1999. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 240% at September 30, 1999, which compares to 233% at September 30, 1998 and 172% at June 30, 1999.

      During the third quarter of 1999, the Corporation changed its nonaccrual policy related to certain single family residential loans to conform to industry practice. (Reference is made to Note 1 to the unaudited interim consolidated financial statements.) This change reduced nonaccrual loans approximately $50 million and increased loans past due 90 days or more by a corresponding amount. The earnings impact of this change was not significant to the consolidated results. Nonperforming assets and loans past due 90 days or more as a percentage of loans and foreclosed properties was 1.26% compared to 1.23% at September 30, 1998 and 1.28% at June 30, 1999.

      Adjusting for the change in policy, nonaccrual loans and loans past due 90 days or more were level with June 30, 1999. The Republic acquisition added approximately $8 million in nonaccrual loans during the quarter.

      FHA/VA LOANS. FHA/VA government-insured/guaranteed loans (FHA/VA loans) do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $261.7 million at September 30, 1999 which compared to $349.0 million and $306.2 million at September 30, 1998 and June 30, 1999, respectively. The decrease in past due loans relates primarily to a decline in the overall volume of these loans. At September 30, 1999, September 30, 1998, and June 30, 1999, $7.8 million, $9.3 million and $7.4 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

      In its capacity as servicer of FHA/VA loans, the Corporation is responsible for foreclosure and the related costs of foreclosure. These costs are estimated each period based on historical loss experience and are shown as provisions for losses on FHA/VA foreclosure claims in noninterest expense. At September 30, 1999 and June 30, 1999, the Corporation had reserves for these losses of $25.8 million and $26.5 million, respectively.

POTENTIAL PROBLEM ASSETS

      Potential problem assets are assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets were loans, which became nonperforming. At September 30, 1999, the Corporation had potential problem assets of $41.4 million, composed of 13 loans, the largest being $13 million. Potential problem assets (all loans) were $64.3 million (22 loans) and $66.8 million (52 loans), respectively, at June 30, 1999 and December 31, 1998.

DEPOSITS

      The Corporation's core deposit base is its most important and stable funding source and consists of deposits from the communities served by the Corporation.


                                                                                  AVERAGE DEPOSITS
                                                    ---------------------------------------------------------------------------
                                                               THREE MONTHS ENDED
                                                    -------------------------------------------         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                  SEPTEMBER 30,
                                                    ---------------------------      JUNE 30,      ----------------------------
                                                        1999           1998            1999            1999            1998
                                                    ------------   ------------    ------------    ------------    ------------
                                                                              (DOLLARS IN THOUSANDS)

Demand deposits................................     $  4,262,360   $  3,530,530    $  4,476,077    $  4,347,165    $  3,507,533
Money market accounts (1)......................        4,502,475      3,132,536       4,323,100       4,133,379       3,139,526
Savings deposits (2)...........................        4,618,517      4,500,687       4,793,308       4,818,180       4,377,164
Other time deposits (3)........................        9,434,587      9,487,637       9,829,513       9,712,950       9,397,339
                                                    ------------   ------------    ------------    ------------    ------------
          Total core deposits..................       22,817,939     20,651,390      23,421,998      23,011,674      20,421,562
Certificates of deposit of $100,000 and over...        2,251,806      2,849,249       2,286,601       2,342,882       2,842,473
                                                    ------------   ------------    ------------    ------------    ------------
          Total average deposits ..............     $ 25,069,745   $ 23,500,639    $ 25,708,599    $ 25,354,556    $ 23,264,035
                                                    ============   ============    ============    ============    ============

--------------------
(1)   Includes money market savings accounts and super NOW accounts.
(2)   Includes regular and premium savings accounts and NOW accounts.
(3)   Includes certificates of deposit under $100,000 and other time deposits.

      The above table presents the components of average deposits for the past several quarters. The acquisitions of Republic and the Florida and Indiana Branch Purchases added at their respective dates of acquisition $1.3 billion, $1.4 billion and $1.7 billion, respectively. (See Note 2 to the unaudited interim consolidated financial statements.) Excluding the impact of the acquisitions, the Corporation has experienced a decline in total deposits as a result of not competing as aggressively for public funds (which require pledging of the

Corporation's investment securities portfolio), the competitive market in general, and increased competition from other investment products, including the Corporation's annuity sales program and brokerage services.

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

      Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At September 30, 1999, the parent company had cash and cash equivalents totaling $232 million. Net working capital (total assets maturing in one year less liabilities maturing in one year) was $320 million. At October 1, 1999, the Corporation's banking subsidiaries could have paid dividends totaling $264 million without prior regulatory approval. The actual amount of dividends that will be paid to the parent company in the fourth quarter of 1999 will be limited by management to approximately $192 million due to capital and liquidity requirements of individual subsidiary financial institutions. Dividends from UPB have been increased to help fund the Corporation's Share Repurchase Plan (see Note 9 to the unaudited interim consolidated financial statements).

      The payment of additional dividends by the Corporation's subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular shareholders' dividends, servicing of its debt, and cash needed for acquisitions.

SHAREHOLDERS' EQUITY

      The Corporation's total shareholders' equity decreased by $32.1 million from December 31, 1998 to $3.0 billion at September 30, 1999. The net decrease related primarily to the net change in the unrealized gain or loss on available for sale securities and the repurchase of common stock. This change and the other components impacting shareholders' equity are detailed below:

      - $134.0 million decrease in the fair value of available for sale securities, net of taxes

      -        $101.3 million decrease due to shares repurchased

      - $106.3 million increase due to stock issued for acquisitions, employee benefit plans, and conversion of debt of an acquired entity

      - $96.9 million increase due to net retained earnings (net earnings less dividends)

CAPITAL ADEQUACY

The following table presents capital adequacy information for the Corporation:


                                                                                    SEPTEMBER 30,
                                                                                   --------------   DECEMBER 31,
                                                                                   1999      1998      1998
                                                                                   ----      ----   ------------

             CAPITAL ADEQUACY DATA
              Total shareholders' equity/total assets (at period end) .........    8.90%     9.59%     9.42%
              Average shareholders' equity/average total assets ...............    9.12      9.57      9.54
              Tier 1 capital/unweighted average assets (leverage ratio) (1) ...    7.03      9.16      8.86

--------------------

(1) Based on period-end capital and quarterly adjusted average assets.

      The following table presents the Corporation's risk-based capital and capital adequacy ratios. The Corporation's regulatory capital ratios qualify the Corporation for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL


                                                                                                SEPTEMBER 30,
                                                                                         --------------------------    DECEMBER 31,
                                                                                             1999           1998           1998
                                                                                         ------------   ------------   ------------
                                                                                                  (DOLLARS IN THOUSANDS)

    TIER 1 CAPITAL
      Shareholders' equity ............................................................  $  2,951,929   $  3,032,536   $  2,984,078
      Trust Preferred Securities and minority interest in consolidated subsidiaries ...       202,223        208,765        202,197
      Less:  Goodwill and other intangibles ...........................................      (969,347)      (360,897)      (381,601)
                Disallowed deferred tax asset .........................................        (1,147)        (1,373)        (1,144)
                 Unrealized (gain) loss on available for sale securities ..............        76,789        (84,935)       (57,245)
                                                                                         ------------   ------------   ------------
              TOTAL TIER 1 CAPITAL ....................................................     2,260,447      2,794,096      2,746,285
    TIER 2 CAPITAL
      Allowance for losses on loans ...................................................       278,593        259,929        258,173
      Qualifying long-term debt .......................................................       461,047        476,079        461,110
      Other adjustments ...............................................................            37             --            218
                                                                                         ------------   ------------   ------------
              TOTAL CAPITAL BEFORE DEDUCTIONS .........................................     3,000,124      3,530,104      3,465,786
      Less investment in unconsolidated subsidiaries ..................................       (10,678)       (10,866)       (10,736)
                                                                                         ------------   ------------   ------------
              TOTAL CAPITAL ...........................................................  $  2,989,446   $  3,519,238   $  3,455,050
                                                                                         ============   ============   ============

    RISK-WEIGHTED ASSETS ..............................................................  $ 22,207,344   $ 20,705,047   $ 20,590,574
                                                                                         ============   ============   ============

    RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
      Tier 1 capital ..................................................................         10.18%         13.49%         13.34%
      Total capital ...................................................................         13.46          17.00          16.78

      The Corporation's capital ratios have been impacted by acquisitions, which utilized some of the Corporation's excess capital capacity. Regulatory capital ratios are further impacted by goodwill and other intangibles resulting from these acquisitions which are deducted from capital in calculating regulatory capital. The repurchase of common shares in connection with acquisitions and the Corporation's share repurchase plan (see Note 9 to the unaudited interim consolidated financial statements), reduced total shareholders' equity and regulatory capital by $101.3 million. The Corporation's capital ratios still fall within the "well-capitalized" regulatory capital category.

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

      The primary focus of the Corporation's Year 2000 plan in the third quarter and over the remainder of 1999 will be planning and testing of the Corporation's Business Resumption Plan in the event of problems related to the Year 2000. This plan includes having back-up power and telecommunications, and sufficient resources to deal with possible liquidity demands. Review of the various components of the plan and outlining responsibilities will be the primary focus over the next few months. Testing of the plan and constant updating will be ongoing. Additionally, the Corporation is focusing on employee and customer education regarding Year 2000. This includes answering questions regarding the Corporation's preparedness for the Year 2000, conducting Year 2000 simulations with customers, and participating in local Year 2000 groups and community awareness efforts.

      The Corporation has completed all the planned conversions of acquired entities to the Corporation's systems. One conversion of a small acquired bank is planned in early 2000. Management does not have any significant conversions or enhancements to its systems scheduled the remainder of 1999.

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

      The Corporation's total cost of Year 2000 activities is not expected to exceed $1.5 million (approximately $719,000 has been incurred in 1999). This cost does not include salaries and employee benefits of employees working on the Year 2000 project, as these costs are not separately tracked. The additional costs the Corporation expects to incur over the remainder of 1999 are expected to relate to customer awareness and assurances regarding the Year 2000 and the Corporation's preparedness for the Year 2000. These costs are not expected to be significant.

      The Corporation is continuing to test various aspects of its operating systems to attempt to prevent any problems related to the Year 2000. These efforts will continue throughout the rest of 1999. While management believes it is Year 2000 compliant, there are substantial risks associated with the Year 2000, many of which are outside the Corporation's control. If major loan customers are not prepared for the Year 2000 or if external parties have major failures related to the Year 2000 (e.g., shutdown of communications systems, disruption of electrical services, government services not operating properly, etc.), any resulting problems could create situations that might have a material adverse affect on the Corporation's financial condition, liquidity, or operating results.

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

      INTEREST-RATE RISK. One of the most important aspects of management's efforts to sustain long-term profitability for the Corporation is the management of interest-rate risk. Management's goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity. To achieve this goal, a proper balance must be maintained between assets and liabilities with respect to size, maturity, repricing date, rate of return, and degree of risk. Reference is made to the "Investment Securities," and "Loans" discussions in Item 2 above for additional information regarding risks related to these items.

      The Corporation's Funds Management Committee oversees the conduct of asset/liability management. The Committee meets monthly and reviews the outlook for the economy and interest rates, the Corporation's balance sheet structure, and yields on earning assets and rates on interest-bearing liabilities.

      The Corporation uses interest-rate sensitivity analysis (GAP analysis) to monitor the amounts and timing of balances exposed to changes in interest rates, as shown in the following table. The analysis presented has been made at a point in time and could change significantly on a daily basis.

      In addition to GAP analysis, the Corporation uses a simulation model in evaluating interest-rate risk. The key assumptions used in simulation analysis include the following:

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

      At September 30, 1999, the GAP analysis indicated that the Corporation was liability sensitive with $4.3 billion more liabilities than assets repricing within one year. This position represents 13% of total assets and is outside of management's internal policy not to exceed 10% of total assets. Included in interest-sensitive liabilities within one year are $4.4 billion of money market and savings deposits for which management has the discretion to set interest rates based on market rates and competition. Management is evaluating strategies to reduce the liability sensitive position.

      Balance sheet simulation analysis has been conducted at September 30, 1999 to determine the impact on net interest income for the coming twelve months under several interest-rate scenarios. One such scenario uses rates at September 30, 1999, and holds the rates and volumes constant for simulation. When this position is subjected to immediate and parallel shifts in interest rates ("rate shocks") of 200 basis points rising and 200 basis points falling, the annual impact on the Corporation's net interest income is a negative $85 million and a positive $60 million pretax, respectively. These scenarios are well within the Corporation's policy of limiting the projected impact on net interest income from "rate shocks" to less than 5% of shareholders' equity. Another simulation uses management's conclusions as to a "most likely" scenario of interest rates rising 25 basis points over the next three months and remaining level over the remainder of the twelve month period resulting in no significant impact on net interest income from the constant rate/volume projection.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1999


                                                                    INTEREST-SENSITIVE WITHIN (1) (7)
                                     ------------------------------------------------------------------------------------------
                                       0-90      91-180   181-365     1-3      3-5     5-15    OVER 15   NONINTEREST-
                                       DAYS       DAYS     DAYS      YEARS    YEARS    YEARS    YEARS      BEARING       TOTAL
                                     --------   -------   -------   -------   ------   ------  -------   ------------   -------
                                                                            (DOLLARS IN MILLIONS)

ASSETS
 Loans and leases (2) (3) (4) .....  $  6,941   $ 1,865   $ 2,992   $ 5,801   $2,583   $  621   $   44     $   552      $21,399
 Investment securities (5) (6) ....       510       205       401     1,584    1,760    3,184      323        (122)       7,845
 Other earning assets .............       657        --        --        --       --       --       --          --          657
 Other assets .....................        --        --        --        --       --       --       --       3,253        3,253
                                     --------   -------   -------   -------   ------   ------   ------     -------      -------
     Total Assets .................  $  8,108   $ 2,070   $ 3,393   $ 7,385   $4,343   $3,805   $  367     $ 3,683      $33,154
                                     ========   =======   =======   =======   ======   ======   ======     =======      =======

SOURCES OF FUNDS
 Money market deposits (7) (8) ....  $  1,549   $    --   $ 1,549   $ 1,863   $   --   $   --   $   --     $    --      $ 4,961
 Savings deposits .................     1,310        --        --     1,310       --    1,350       --          --        3,970
 Other time deposits ..............     2,624     2,248     2,432     1,477      262       42        3          --        9,088
 Certificates of deposit of
  $100,000 and over ...............       755       512       562       319       39        3       --          --        2,190
 Short-term borrowings ............     4,044         1         1        --       --       --       --          --        4,046
 Short- and medium-term
  bank notes ......................        15        --        --        60       --       --       --          --           75
 Federal Home Loan Bank
  advances ........................       100       100        --         2       --        1       --          --          203
 Other long-term debt .............         1         1        26        52      175      299      301          --          855
 Noninterest-bearing deposits .....        --        --        --        --       --                --       4,182        4,182
 Other liabilities ................                  --        --        --                --       --         632          632
 Shareholders' equity .............        --        --        --        --       --       --       --       2,952        2,952
                                     --------   -------   -------   -------   ------   ------   ------     -------      -------
     Total sources of funds .......  $ 10,398   $ 2,862   $ 4,570   $ 5,083   $  476   $1,695   $  304     $ 7,766      $33,154
                                     ========   =======   =======   =======   ======   ======   ======     =======      =======

Interest-rate sensitivity gap .....  $ (2,290)  $  (792)  $(1,177)  $ 2,302   $3,867   $2,110   $   63     $(4,083)          --

Cumulative interest-rate
 Sensitivity gap (8) ..............    (2,290)   (3,082)   (4,259)   (1,957)   1,910    4,020    4,083          --           --

Cumulative gap as a
 percentage of total assets (8) ...        (7)%      (9)%     (13)%      (6)%      6%      12%      12%         --%          --%

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

(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest consensus prepayment schedules.

(6) Securities are generally scheduled according to their call dates when valued at a premium to par.

(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.

(8) If all money market and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (25%), (28%), (26%) and (10%) for the 0-90 Days, 91-180 Days, 181-365 Days and 1-3 Years categories, and positive 2%, 12% and 12%, respectively, for the 3-5 Years, 5-15 Years and over 15 Years categories at September 30, 1999.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      During the period covered by this report, there have been no new material legal proceedings or material developments in pending material litigation to which the Corporation or any of its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to their business. Information concerning legal proceedings is contained in Item 3, Part I of the Corporation's 1998 Form 10-K , Note 19 to the Corporation's consolidated financial statements on page 67 of the 1998 Annual Report, Note 12 of the Corporation's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999, and Note 12 to the Corporation's unaudited interim consolidated financial statements included herein under Item 1 of Part I.

ITEM 2 -- CHANGES IN SECURITIES
      None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5 -- OTHER INFORMATION
      None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
      a)   Exhibits:

            3(b)  Amended and Restated Bylaws, as most recently restated
                  October 21, 1999, of Union Planters Corporation

           10(a)  Amended and Restated Trust Under Union Planters Corporation
                  Supplemental Executive Retirement for Certain Executive
                  Officers

           10(b)  Union Planters Corporation Supplemental Executive Retirement
                  Agreement with Benjamin W. Rawlins, Jr.

           10(c)  Amendment to Union Planters Corporation Supplemental
                  Executive Retirement Agreement with Benjamin W. Rawlins, Jr.

           10(d)  Amendment No. 2 to Union Planters Corporation Supplemental
                  Executive Retirement Agreement with Benjamin W. Rawlins, Jr.

           10(e)  Union Planters Corporation Supplemental Executive Retirement
                  Agreement with Jackson W. Moore

           10(f)  Amendment to Union Planters Corporation Supplemental
                  Executive Retirement Agreement with Jackson W. Moore

           10(g)  Amendment No. 2 to Union Planters Corporation Supplemental
                  Executive Retirement Agreement with Jackson W. Moore

           10(h)  Union Planters Corporation Supplemental Executive Retirement
                  Agreement with M. Kirk Walters

           10(i)  Amendment to Union Planters Corporation Supplemental
                  Executive Retirement Agreement with M. Kirk Walters

           10(j)  Amendment No. 2 to Union Planters Corporation Supplemental
                  Executive Retirement Agreement with M. Kirk Walters

           10(k) Union Planters Corporation Supplemental Executive Retirement Agreement with John W. Parker

           10(l) Amendment to Supplemental Executive Retirement Agreement with John W. Parker

           10(m) Trust Under Union Planters Corporation Deferred Compensation Plan for Executives

           10(n) Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for Executives

           11 Computation of Per Share Earnings (incorporated by reference to Note 10 to the Corporation's unaudited interim consolidated financial statements included herein)

           27     Financial Data Schedule (for SEC use only)

      b)   Reports on Form 8-K:


                Date of Current Report                                             Subject
                ----------------------                            --------------------------------------------
                1.    July 15, 1999                               Press release announcing second quarter 1999
                                                                  net earnings, reported under Item 5

                2.    October 21, 1999                            Press release announcing third quarter 1999
                                                                  net earnings, reported under Item 5


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            UNION PLANTERS CORPORATION
                                  ----------------------------------------------
                                                  (Registrant)



Date: November 10, 1999
      ---------------------------


                                  By:      /s/ Benjamin W. Rawlins, Jr.
                                     -------------------------------------------
                                           Benjamin W. Rawlins, Jr.
                                           Chairman and Chief Executive Officer



                                  By:      /s/ John W. Parker
                                     -------------------------------------------
                                           John W. Parker
                                           Executive Vice President and
                                           Chief Financial Officer



                                  By:      /s/ M. Kirk Walters
                                     -------------------------------------------
                                           M. Kirk Walters
                                           Senior Vice President, Treasurer,
                                           and Chief Accounting Officer

                           UNION PLANTERS CORPORATION
                                 EXHIBIT INDEX

      EXHIBIT NO.                                                        DESCRIPTION
----------------------              ------------------------------------------------------------------------------------
       3(b)                         Amended and Restated Bylaws, as most recently restated October 21, 1999, of
                                    Union Planters Corporation

      10(a)                         Amended and Restated Trust Under Union Planters Supplemental Executive Retirement
                                    for Certain Executive Officers

      10(b)                         Union Planters Corporation Supplemental Executive Retirement Agreement with
                                    Benjamin W. Rawlins, Jr.

      10(c)                         Amendment to Union Planters Corporation Supplemental Executive Retirement
                                    Agreement with Benjamin W. Rawlins, Jr.

      10(d)                         Amendment No. 2 to Union Planters Corporation Supplemental Executive Retirement
                                    Agreement with Benjamin W. Rawlins, Jr.

      10(e)                         Union Planters Corporation Supplemental Executive Retirement Agreement with
                                    Jackson W. Moore

      10(f)                         Amendment to Union Planters Corporation Supplemental Executive Retirement
                                    Agreement with Jackson W. Moore

      10(g)                         Amendment No. 2 to Union Planters Corporation Supplemental Executive Retirement
                                    Agreement with Jackson W. Moore

      10(h)                         Union Planters Corporation Supplemental Executive Retirement Agreement with
                                    M. Kirk Walters

      10(i)                         Amendment to Union Planters Corporation Supplemental Executive Retirement
                                    Agreement with M. Kirk Walters

      10(j)                         Amendment No. 2 to Union Planters Corporation Supplemental Executive Retirement
                                    Agreement with M. Kirk Walters

      10(k)                         Union Planters Corporation Supplemental Executive Retirement Agreement with
                                    John W. Parker

      10(l)                         Amendment to Union Planters Corporation Supplemental Executive Retirement
                                    Agreement with John W. Parker

      10(m)                         Trust Under Union Planters Corporation Deferred Compensation Plan for Executives

      10(n)                         Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for
                                    Executives

      11                            Computation of Per Share Earnings (incorporated by reference to Note 10 to the
                                    Corporation's unaudited interim consolidated financial statements included herein)

      27                            Financial Data Schedule (for SEC use only)