Form 10-K405
period 1999-12-31
UNION PLANTERS CORP
filed 2000-03-23
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from          to
                                              --------    --------

                          Commission File No. 1-10160
                                              -------

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

           Tennessee                             62-0859007
-------------------------------     ---------------------------------------
   (State of incorporation)            (IRS Employer Identification No.)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Memphis, Tennessee 38018
                     --------------------------------------

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 29, 2000 was approximately $3,714,651,000
                                                  --------------

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                      REGISTRANT'S CLASSES OF COMMON STOCK

                   CLASS                  OUTSTANDING AT FEBRUARY 29, 2000

          Common Stock having a par                 135,695,016
          value of $5 per share                     -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K
        Documents Incorporated                    into which incorporated
        ----------------------                    -----------------------
1.   Certain parts of the Annual               Parts I and II, Items 1, 2, 5,
     Report to Shareholders for the            6, 7, 7A, and 8
     year ended December 31, 1999

2.   Certain parts of the Definitive                      Part III
     Proxy Statement for the Annual
     Shareholders Meeting to be held
     April 20, 2000

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                                               Page
                                                                                                               ----
PART I

   Item 1.    Business...........................................................................................4

   Item 1a.   Executive Officers of the Registrant..............................................................13

   Item 2.    Properties........................................................................................14

   Item 3.    Legal Proceedings.................................................................................14

   Item 4.    Submission of Matters to a Vote of Security Holders................................................*

PART II

   Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters..........................15

   Item 6.    Selected Financial Data...........................................................................15

   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............15

   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........................................15

   Item 8.    Financial Statements and Supplementary Data.......................................................15

   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............*


PART III

   Item 10.   Directors and Executive Officers of the Registrant................................................15

   Item 11.   Executive Compensation............................................................................15

   Item 12.   Security Ownership of Certain Beneficial Owners and Management....................................15

   Item 13.   Certain Relationships and Related Transactions....................................................16


PART IV

   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................16

   Signatures ..................................................................................................18


* Not Applicable

                                  RISK FACTORS

         A cautionary note about forward-looking statements. In its oral and written communication, Union Planters Corporation from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate." Union Planters may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Annual Report, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Union Planters undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward looking statement is made or to reflect the occurrence of unanticipated events.

         By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward looking statement. The discussion in the "Management's Discussion and Analysis of Results of Operations and Financial Condition," including, in particular, the discussion under the heading "Cautionary Statement About Forward-Looking Information," incorporated in Item 7 of this Annual Report, lists some of the factors which could cause Union Planters' actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Report. Other uncertainties which could affect Union Planters' future performance include the effects of competition, technological changes and regulatory developments (see the discussion under the heading "Supervision and Regulation" in Item 1 below); changes in fiscal, monetary and tax policies; changes in business conditions and inflation; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets.

         Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Union Planters Corporation in its other filings from time to time when considering any forward-looking statement.

                                     PART I
                                ITEM 1. BUSINESS

GENERAL

         Union Planters Corporation (Union Planters or the Company) is a $33.3 billion multi-state bank holding company whose primary business is banking. Incorporated under the laws of Tennessee on November 15, 1971, Union Planters is the largest bank holding company headquartered in Tennessee and, as of December 31, 1999, was the 27th largest bank holding company headquartered in the United States based on total assets. Union Planters Bank, National Association (Union Planters Bank or UPB), headquartered in Memphis, Tennessee, is Union Planters' largest subsidiary. The principal banking markets of Union Planters are in Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee, and Texas. Union Planters' existing market areas are served by Union Planters' 868 banking offices and 1018 ATMs. The map on the inside front cover of the 1999 Annual Report to Shareholders provides information regarding the markets served by Union Planters' banking subsidiaries. Capital Factors, Inc. (Capital Factors), a wholly owned subsidiary of UPB, provides receivable-based commercial financing and related fee-based credit, collection, and management information services through four regional offices located in New York, New York; Los Angeles, California; Charlotte, North Carolina; and Dallas, Texas; an asset-based lending office in Atlanta, Georgia; and its headquarters in Boca Raton, Florida. The mortgage operations of UPB operate 30 stand alone mortgage production offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Iowa, Louisiana, Mississippi, Nevada, North Carolina, Ohio, Tennessee, Texas, and Washington, in addition to mortgage production offices located in its branch banking locations.

         As part of Union Planters' banking business, its subsidiaries offer a broad range of financial services and products. They are engaged in


-   factoring operations;                                                   -  the purchase of delinquent FHA/VA government-
-   mortgage origination and servicing;                                        insured/guaranteed loans from third parties and
-   investment management and trust services, and                              GNMA pools serviced for others;
    mutual fund activities;                                                 -  full-service and discount brokerage services;
-   the issuance of debit cards, and the offering of credit cards;          -  commercial finance business;
-   the origination, packaging, and securitization of loans,                -  trade-finance activities; and
    primarily the government-guaranteed portions of                         -  insurance agency activities, including the sale of
    Small Business Administration (SBA) loans;                                 bank-eligible insurance products and services

         Information about Union Planters' business segments and nonbanking lines of business is contained under the headings "Union Planters Corporation" on pages 11 and 12, and "Noninterest Income" on pages 17 to 20 in the 1999 Annual Report to Shareholders (1999 Shareholders Report) and in Note 18 to the Consolidated Financial Statements on page 68 of that report, which information is incorporated herein by reference.

         Acquisitions have been an important part of Union Planters' business strategy. After completing a record number of acquisitions in 1998 (18 acquisitions in 9 states), Union Planters completed four acquisitions in 1999. Information about the banking organizations acquired since January 1, 1997, their asset size and the consideration paid, is included in the table titled "Acquisitions Completed Since January 1, 1997" on page 14 of the 1999 Shareholders Report, which is incorporated herein by reference. Management currently expects the level of acquisition activity in 2000 to be limited.

         Beginning in 1998, Union Planters implemented a strategy of consolidating and streamlining substantially all of its banking operations. As a part of this strategy, local management retains broad discretion in serving their local customer base and making customer decisions, while banking products are being standardized, new methods of product delivery, such as internet banking, are being developed, and operational functions, including accounting, deposit services, item processing, mortgage servicing, and credit administration, are being centralized on a company-wide or regional basis. The goal of this strategy, which is ongoing, is to improve efficiency and customer service and to enable Union Planters to realize cost savings and to benefit from the economies of scale available as a result of its growth through acquisitions. In the short-term, this strategy demands a significant amount of management time and attention. In addition, there are a number of factors that could affect its ultimate success, including customer response in the communities in which Union Planters has banking offices.

COMPETITION

         Union Planters and its subsidiaries operate in a highly competitive environment. They compete with other bank holding companies and banks, thrift institutions, credit unions, and money market and other mutual funds for deposits and other sources of funds. In addition, they compete with a variety of other financial service providers, such as finance companies, mortgage loan companies, leasing companies, merchant banks, insurance companies and brokerage firms. Many of these competitors are not subject to the same regulatory restrictions as are bank holding companies and banks, such as Union Planters and its bank subsidiaries. As a result, they may have a competitive advantage over Union Planters.

         The financial modernization legislation enacted by Congress in November 1999, and discussed below, is likely to have a significant impact on the competitive environment in which Union Planters conducts business when the legislation is fully phased in. By permitting combinations of banking, insurance and securities firms, it will foster the creation of a consolidated financial services industry and increase the competition among all providers of financial services.

CERTAIN REGULATORY CONSIDERATIONS

         General

         As a registered bank holding company, Union Planters is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956
(BHCA). Each of Union Planters's banking subsidiaries, including its federal savings bank subsidiary, is a member of the Federal Deposit Insurance Corporation (the FDIC) and as such its deposits are insured by the FDIC to the maximum extent provided by law.

         Union Planters currently has three banking subsidiaries. Union Planters' principal subsidiary, Union Planters Bank, is a national banking association and is subject to supervision and examination by the Office of the Comptroller of the Currency (the Comptroller) and the FDIC. The state bank subsidiary of Union Planters is subject to supervision and examination by the FDIC and the state banking authority of the state in which it is organized (Tennessee). Union Planters' federal savings bank subsidiary is subject to supervision and examination by the Office of Thrift Supervision (OTS). Union Planters' banking subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of their customers and depositors. These laws and regulations include requirements to maintain reserves against deposits, restrictions on the types and amounts of loans and other extensions of credit that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made, as well as types of services that may be offered. Various consumer laws and regulations also affect the operations of the banking subsidiaries. In addition to the impact of regulation, the banking subsidiaries are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Set forth below are brief descriptions of selected laws and regulations applicable to Union Planters and its subsidiaries. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. Changes in an applicable law or regulation could have a material effect on the business of Union Planters.

         Nonbanking subsidiaries of Union Planters are also subject to regulation by other federal and state agencies. The nonbank subsidiaries engaged in insurance activities are subject to regulation by the insurance departments in the states in which they conduct business. Union Planters' registered broker-dealer subsidiary is regulated by the Securities and Exchange Commission, among others, and is subject to the rules and regulations of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization.

         Acquisitions

         Under the BHCA, Union Planters must obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also currently prohibits, with certain exceptions, Union Planters from acquiring direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation. The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any region of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977, as amended (the CRA). Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. Based on their most recent CRA compliance examinations, Union Planters' subsidiary banks and savings bank have all received at least a "satisfactory" CRA rating.

         Impact of Recent Legislation

         The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act which the President signed into law on November 12, 1999. Effective March 11, 2000, the Gramm-Leach-Bliley Act removed Federal and state law barriers that prevented banking organizations, such as Union Planters, from affiliating with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least "satisfactory." Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting nonbanking activities which had been approved by Federal Reserve order or regulation prior to November 12, 1999.

         The Federal Reserve and Treasury Secretary will determine what activities qualify as financial in nature. A financial holding company will not be required to obtain prior Federal Reserve approval in order to engage in the financial activities identified in the Act, other than in connection with an acquisition of a thrift institution. However, a financial holding company will not be able to commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced, in effect, to cease conducting business as a financial holding company by divesting either its nonbanking financial activities or its banks.

         Subject to certain exceptions, national banks, such as Union Planters' principal subsidiary, Union Planters Bank, will also be able to engage in financial activities through separate subsidiaries. As a general rule, financial subsidiaries of national banks will not be permitted to engage as principal in underwriting insurance or issuing annuities, real estate development or investment, merchant banking (for at least 5 years) or insurance company portfolio activities in which financial holding companies may engage. Insured state banks are permitted to control or hold an interest in a financial subsidiary that engages in the same type of activities permissible for national banks. Large banks (the top 50 to 100 in the U.S.) may be required to meet certain eligible investment grade debt rating requirements in order to utilize financial subsidiaries to engage in financial activities. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions will apply to affiliate transactions between the bank and its financial subsidiary.

         The banking, securities and insurance activities of financial organizations will be functionally regulated by the banking regulators, the Securities and Exchange Commission and state securities regulators and organizations, and the state insurance regulators, respectively. Consistent with this functional approach, and after eighteen months have elapsed after the enactment of the Gramm-Leach-Bliley Act, banks will no longer be excluded from the definition of a broker or a dealer under the Federal securities laws. Limited exemptions will be retained for specific types of bank activities, including an exemption to permit banks to continue to offer on-site third party brokerage services under certain conditions. Banks advising registered investment companies will be required to register as investment advisors, and only collective investment funds (common trust funds) that are employed by banks solely as an aid to the administration of trusts, estates, or other fiduciary accounts will be able to avoid the registration requirements imposed on investment companies.

         The Gramm-Leach-Bliley Act also includes consumer privacy protections and CRA "sunshine" rules, "modernizes" various other banking-related statutes, permits mutual bank holding companies, and requires a number of studies and reports to Congress over the next five years.

         Union Planters meets the eligibility requirements imposed under the Gramm-Leach-Bliley Act, and currently intends to elect the status of a financial holding company. That status may alleviate certain restrictions applicable to the insurance agency and securities brokerage activities of Union Planters' subsidiaries. It will not, however, lessen the regulatory oversight to which Union Planters and its subsidiaries are subject in the conduct of their business. In the future, as the Gramm-Leach-Bliley Act becomes fully phased-in, it is likely that the activities of Union Planters' banking subsidiaries, and in particular, UPB, will become subject to increased regulation, to the extent they continue to engage in investment advisory services.

         Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act), Union Planters and any other bank holding company may acquire a bank located in any state, subject to certain deposit-percentage limitations, aging requirements, and other restrictions. The Interstate Act also generally permits a bank to conduct interstate branching through acquisitions of banks in other states, except to the extent that a particular state adopted legislation prior to June 1, 1997, to "opt-out" of interstate banking. Union Planters has taken advantage of the interstate banking provisions of the Interstate Act to merge substantially all of its banking subsidiaries with and into Union Planters Bank. This charter consolidation began on January 1, 1998, with the merger of 31 banking subsidiaries into UPB. Since then, Union Planters has continued this strategy of consolidation, and management anticipates that substantially all of Union Planters' banking subsidiaries, including any which may be acquired in the future, would ultimately be merged with and into UPB to the extent allowed by effective law.

         The Interstate Act also permits a bank to establish de novo branches in another state, to the extent de novo interstate branching is expressly permitted by the laws of that state. The Tennessee banking statutes now permit an out-of-state bank to acquire a branch office located in Tennessee which has been in operation for at least five (5) years, provided the laws of the home state of the out-of-state bank permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions.

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

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (the Leverage Ratio) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that bank holding companies anticipating or experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         At December 31, 1999, Union Planters' Total Risk-Based Capital Ratio was 12.69%; its Tier 1 Risk-Based Capital Ratio (i.e., its ratio of Tier 1 Capital to risk-weighted assets) was 9.50%; and its Leverage Ratio was 6.65%. In addition, each of Union Planters' banking subsidiaries satisfied the minimum capital requirements applicable to it and had the capital levels required to qualify as a "well-capitalized" institution under the prompt corrective action provisions discussed below. A bank's capital classifications may have an influence on a bank's business activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over, or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

         All of Union Planters' banking subsidiaries are subject to Risk-Based and Leverage Capital Ratio requirements adopted by their respective federal regulators which are substantially similar to those adopted by the Federal Reserve Board. As of December 31, 1999, the Total and Tier 1 Risk-Based Capital and Leverage Ratios of UPB, Union Planters' largest bank subsidiary, were 11.10%, 8.49%, and 5.95%, respectively. Neither Union Planters nor any of its banking subsidiaries has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

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

         An institution is deemed to be well capitalized if it:

                  -        has a Total Capital Ratio of 10% or greater;
                  -        has a Tier 1 Capital Ratio of 6.0% or greater;
                  -        has a Leverage Ratio of 5.0% or greater; and
                  - is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by its federal banking agency.

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

         A depository institution is considered to be undercapitalized if it has:

                  -        a Total Capital Ratio of less than 8.0%; or
                  -        a Tier 1 Capital Ratio of less than 4.0%; or
                  - a Leverage Ratio of less than 4.0% (or, if the institution received a composite 1 rating under the regulator's CAMEL rating system, a Leverage Ratio of 3.0% or less).

         A depository institution is considered to be significantly undercapitalized if it has:

                  -        a Total Capital Ratio of less than 6.0%; or
                  -        a Tier 1 Capital Ratio of less than 3.0%; or
                  -        a Leverage Ratio of less than 3.0%.

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

         Dividend Restrictions

         Union Planters is a legal entity separate and distinct from its banking, thrift and other subsidiaries. Union Planters' principal sources of cash flow (including cash flow to pay dividends to shareholders, on a parent company only basis), are dividends paid to Union Planters by its subsidiaries. The right of Union Planters, and consequently the rights of creditors and shareholders of Union Planters, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends, or otherwise, is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries) except to the extent that claims of Union Planters in its capacity as a creditor may be recognized.

         There are statutory and regulatory limitations on the payment of dividends to Union Planters by its banking subsidiaries. UPB, a national banking association, is required by federal law to obtain the prior approval of the Comptroller for the declaration of dividends if the total of all dividends to be declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. Union Planters' state-chartered banking subsidiary is subject to similar restrictions on the payment of dividends by the state laws under which it is organized. The payment of dividends by savings and loan subsidiaries is subject to regulation of the Office of Thrift Supervision. Furthermore, all depository institutions are prohibited from paying any dividends, making other distributions, or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. At January 1, 2000, under dividend restrictions imposed under federal and state laws, Union Planters' banking subsidiaries could declare aggregate dividends of approximately $106.6 million without obtaining prior regulatory approval. Future dividends will depend primarily upon the level of earnings of the banking subsidiaries of Union Planters. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

         Support of Banking Subsidiaries

         Under Federal Reserve Board policy, Union Planters is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. Moreover, if one of its banking subsidiaries should become undercapitalized, under FDICIA, Union Planters would be required to guarantee the subsidiary bank's compliance with its capital plan in order for such plan to be accepted by the federal regulatory authority.

         Under the "cross guarantee" provisions of the Federal Deposit Insurance Act (the FDI Act), any FDIC-insured subsidiary of Union Planters may be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the "default" of any other commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Such liability could have a material adverse effect on the financial condition of any assessed bank and Union Planters. While the FDIC's claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

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

         Proposed Legislation

         Because of concerns relating to the competitiveness and the safety and soundness of the industry, the United States Congress continues to consider a number of proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, and to further expand or change the regulation of the powers of depository institutions, bank holding companies, and competitors of depository institutions. In addition, numerous regulations are required to be promulgated to implement the significant legislative changes made in the recently enacted Gramm-Leach-Bliley Act discussed above. It cannot be predicted whether, or in what form, any of these proposals or regulatory initiatives will be adopted, the impact they will have on the financial institutions industry or the extent to which the business or financial condition of Union Planters may be affected thereby.

PERSONNEL

         As of February 29, 2000, Union Planters, including all subsidiaries, had 13,950 employees (including 2,248 part-time employees).

STATISTICAL DISCLOSURES

         The statistical information required by Item 1 may be found in the 1999 Shareholders Report (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:

                                                                                          Page in Union Planters'
                          Guide 3 Disclosures                                            1999 Shareholders Report*
------------------------------------------------------------------------                 -------------------------

      I.   Distribution of Assets, Liabilities and Shareholders' Equity:
             Interest Rates and Interest Differential
           A.   Average Balance Sheet                                                                  33
           B.   Net Interest Earnings Analysis                                                         33
           C.   Rate/Volume Analysis                                                                   34

      II.  Investment Portfolio
           A.   Book Value of Investment Securities                                              39, 50, and 51
           B.   Maturities of Investment Securities                                                    51
           C.   Investment Securities Concentrations                                              Not applicable

      III. Loan Portfolio
           A.   Types of Loans                                                                      35 and 52
           B.   Maturities and Sensitivity of
                  Loans to Changes in Interest Rates                                              Follows this table
           C.   Risk Elements
                1.    Nonaccrual, Past Due 90 Days or More,
                        and Restructured Loans                                                      36 and 37
                2.    Potential Problem Loans                                                          26
                3.    Foreign Outstandings                                                        Not Significant
                4.    Loan Concentrations                                                              23
           D.   Other Interest-Bearing Assets                                                     Not Significant

      IV.  Summary of Loan Loss Experience
           A.   Analysis of Allowance for Loan Losses                                                  37
           B.   Allocation of the Allowance for Loan Losses                                            36

      V.   Deposits
           A.   Average Balances                                                                    33 and 35
           B.   Maturities of Large Denomination Certificates of
                  Deposit                                                                        Follows this table
           C.   Foreign Deposit Liability Disclosure                                              Not significant

      VI.  Return on Equity and Assets
           A.   Return on Average Assets                                                               10
           B.   Return on Average Equity                                                               10
           C.   Dividend Payout Ratio                                                                  10
           D.   Equity to Assets Ratio                                                                 10

      VII. Short-Term Borrowings                                                                       54

*Unless otherwise noted

         The following table presents the maturities and sensitivities of Union Planters' loans to changes in interest rates at December 31, 1999:

                                                                                              DUE AFTER ONE
                                                                           DUE WITHIN           BUT WITHIN           DUE AFTER
                                                                            ONE YEAR            FIVE YEARS           FIVE YEARS
                                                                        -----------------    -----------------    -----------------
                                                                                          (DOLLARS IN THOUSANDS)
Commercial, Financial, and Agricultural(1)....................             $ 3,132,708          $ 2,028,899          $   272,087

Real Estate - Construction....................................                 960,175              420,825              200,164

Foreign.......................................................                 367,846                6,685                  283
                                                                           -----------          -----------          -----------

          Total...............................................             $ 4,460,729          $ 2,456,409          $   472,534
                                                                           ===========          ===========          ===========

Fixed Rate....................................................                                  $ 1,874,275          $   265,754
                                                                                                ===========          ===========

Variable Rate.................................................                                  $   582,134          $   206,780
                                                                                                ===========          ===========

--------------------
(1) Includes accounts receivable-factoring and direct lease financing.

      The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over:

                                                   DECEMBER 31, 1999
                                           ----------------------------------
                                                (DOLLARS IN THOUSANDS)

        Under 3 Months................              $     755,193

        3 to 6 Months.................                    474,669

        6 to 12 Months................                    644,698

        Over 12 Months................                    358,248
                                                    -------------

                  Total...............              $   2,232,808
                                                    =============

                  ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following lists the executive officers of Union Planters. Executive officers of Union Planters are elected annually. Information regarding the executive officers, their present positions held with Union Planters and its subsidiaries, and their ages as of March 6, 2000, and their principal occupations for the last five years are as follows:

                                 Position of Executive Officers
          Name                     with Union Planters and UPB            Age
-------------------------     -------------------------------------      -----
Benjamin W. Rawlins, Jr.      Chairman and Chief Executive Officer         62

Jackson W. Moore              President and Chief Operating Officer        51

Bobby L. Doxey                Senior Executive Vice President and          52
                              Chief Financial Officer

Alan W. Kennebeck             Senior Executive Vice President              54
                              Retail Services

Lloyd B. DeVaux               Executive Vice President and                 47
                              Chief Information Officer

Michael B. Russell            Executive Vice President and                 45
                              Senior Lending Officer

Jack W. Parker                Executive Vice President                     53

M. Kirk Walters               Senior Vice President, Treasurer, and        59
                              Chief Accounting Officer

         On January 1, 1998, Mr. Rawlins was reelected to the position of Chairman of UPB. Mr. Rawlins was President of Union Planters from September 1984 until he was elected Chairman. Mr. Rawlins has been Chairman of Union Planters since April 1989, and Chairman of UPB from January 1986 until December 1996 when he was elected Vice Chairman. He has also served as Chief Executive Officer of Union Planters and UPB since September 1984. Mr. Rawlins serves as an executive officer of Union Planters pursuant to an employment agreement with Union Planters, which is renewable annually each December 31.

         Mr. Moore has been President of Union Planters since April 1989 and was elected President of UPB January 1, 1998. In April 1994, Mr. Moore was elected Chief Operating Officer of Union Planters and was elected to the same position with UPB January 1, 1998. He is also Chairman of PSB Bancshares, Inc., and is a Vice President and Director of its subsidiary, The Peoples Savings Bank (not an affiliate bank of Union Planters), located in Clanton, Alabama. He has served on the Boards of Union Planters and UPB since 1986. Mr. Moore serves as an executive officer of Union Planters pursuant to an employment agreement with Union Planters, which is renewable annually each December 31.

         Mr. Doxey joined Union Planters as Senior Executive Vice President and Chief Financial Officer on March 1, 2000. Prior to joining Union Planters, Mr. Doxey was a Senior Vice President and Financial Systems Project Manager and Manager of Organizational Profitability Measurement with Banc One Corporation. He was Senior Vice President and Controller for Banc One Corporation from 1996 to 1998 and was Chief Financial Officer for Banc One Texas Corporation from 1994 to 1996.

         Mr. Kennebeck joined Union Planters as Senior Executive Vice President for Retail Services on February 11, 2000. From 1995 until joining Union Planters, Mr. Kennebeck was President and Chief Executive Officer of AMCORE Investment Group and Chairman of AMCORE Insurance Group, Inc., AMCORE Investment Services, Inc., and Investment Management Group. He was also Executive Vice President of AMCORE Financial, Inc.

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

         Mr. Parker was Executive Vice President and Chief Financial Officer of Union Planters and UPB from March 1990 until March 1, 2000 when he became Executive Vice President. Mr. Parker has been an officer of Union Planters and UPB for more than twenty years.

         Mr. Walters was elected Senior Vice President of Union Planters in November 1990 and has been Chief Accounting Officer since February 1990. He has been Treasurer of Union Planters since 1985. He was a Vice President of Union Planters from 1975 until he was elected to his current position. Mr. Walters has been an officer of UPB for more than twenty-five years and is currently a Senior Vice President.

ITEM 2.  PROPERTIES

         Union Planters' corporate headquarters are located in the company-owned Union Planters Administrative Center at 7130 Goodlett Farms Parkway, Memphis, Tennessee, a three-building complex located near the center of Shelby County. In addition to being the corporate headquarters, it contains approximately 376,000 square feet of space and houses Mortgage Servicing and Origination, Funds Management, Data Processing, Operations, Human Resources, Financial, Legal, Credit Review, and Marketing.

         As of March 5, 2000, Union Planters operated 22 banking offices in Alabama, 42 in Arkansas, 82 in Florida, 99 in Illinois, 78 in Indiana, 28 in Iowa, 40 in Kentucky, 23 in Louisiana, 137 in Mississippi, 94 in Missouri, 208 in Tennessee, and 15 in Texas. The majority of these locations are owned. Union Planters' subsidiaries also operate 1,018 twenty-four-hour automated teller locations. A wholly owned subsidiary, Capital Factors, Inc., has operations in leased facilities in Boca Raton and Ft. Lauderdale, Florida; Los Angeles, California; New York, New York; Charlotte, North Carolina; Dallas, Texas; and Atlanta, Georgia. The mortgage operations of UPB operates 30 mortgage production offices in Arizona, California, Colorado, Florida, Georgia, Iowa, Louisiana, Mississippi, Nevada, North Carolina, Ohio, Tennessee, and Texas in addition to mortgage production offices located in certain of Union Planters' branch banking locations.

         There are no material encumbrances on any of the company-owned properties.

ITEM 3.  LEGAL PROCEEDINGS

         Union Planters and/or various subsidiaries are parties to various pending civil actions, all of which are being defended vigorously. Additionally, Union Planters and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business. Management is of the opinion, based upon present information including evaluations of outside counsel, that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings.

         UPB (as successor to Union Planters' five banks (UPC Banks) located in
Mississippi: Union Planters Bank of Mississippi, Union Planters Bank of Southern Mississippi, Union Planters Bank of Central Mississippi, Union Planters Bank of Northeast Mississippi, N.A., and Union Planters Bank of Northwest Mississippi (which were merged into UPB January 1, 1998)) is a defendant in various suits related to the placement of collateral protection insurance (CPI) by the UPC Banks in the 1980s and early 1990s. On September 28, 1995 and October 18,1995, two purported class actions were filed in the U.S. District Court for the Southern District of Mississippi. Both actions were consolidated and identified Vivian McCaskill as the representative of a class of persons who financed personal property through the UPC Banks and were force placed with Prudential Property and Casualty Insurance Company's (Prudential) collateral protection insurance. The consolidated action (Consolidated Action) names as defendants the UPC Banks, Prudential, National Underwriters of Delaware, Inc., and several Ross & Yerger entities and includes allegations that premiums were excessive and improperly calculated; coverages were improper and not disclosed; and improper payments were paid to the UPC Banks by the insurance companies, allegedly constituting violations of various state and federal laws and common law. The relief sought in the purported class actions includes actual damages, treble damages under certain statutes, other statutory damages, and unspecified punitive damages. The CPI programs appear to have been substantially similar in many respects to CPI programs of other Mississippi banks, often with the same insurance companies. Consequently, there have been suits against various Mississippi banks (including those against the UPC Banks), various insurance agencies, and companies based upon their CPI programs. During the fourth quarter of 1997, an agreement in principle was reached by UPB with attorneys for the putative class to settle the Consolidated Action within amounts previously established. Final agreement is subject to execution of a definitive agreement, court approval, and UPB's acceptance of the number of opt-outs from the class settlement. Five individual actions filed in state and federal courts against the UPC Banks, with similar allegations, and seeking compensatory and punitive damages, remain pending.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information required by Item 5 is included in Table 14 captioned "Selected Quarterly Data" included in the 1999 Shareholders Report on pages 40 and 41 which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by Item 6 is included under the heading "Selected Financial Data" in the 1999 Shareholders Report on page 10, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is included under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the 1999 Shareholders Report on pages 11 - 41, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is included under the heading "Market Risk and Asset/Liability Management" and Table 11 in the 1999 Shareholders Report on pages 28 and 38, respectively, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is included in the 1999 Shareholders Report on pages 42 - 71 and in Table 14 captioned "Selected Quarterly Data" on pages 40 and 41, which pages are incorporated herein by reference.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K, and incorporated by reference herein.

         The remaining information required by Item 10 is included under the heading "Election of Directors" on pages 2 - 6 and under the heading "Union Planters Stock Ownership by Directors and Executive Officers" on page 6 of the Definitive Proxy Statement of Union Planters to be used in soliciting proxies for the Annual Meeting of shareholders to be held on April 20, 2000 (Proxy Statement), which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 as to compensation of directors and executive officers is included under the heading "Director Compensation" on page 6 and under the heading "Executive Compensation" on pages 7 - 14 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 as to certain beneficial owners and management is included under the heading "Union Planters Stock Ownership by Directors and Executive Officers" on pages 6 - 7 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 as to transactions and relationships with certain directors and executive officers of Union Planters and their associates is included under the heading "Certain Relationships and Transactions" on page 15 of the Proxy Statement, which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following audited consolidated financial statements of Union Planters and its Subsidiaries, included in the 1999 Shareholders Report beginning on page 42, are incorporated herein by reference in response to Part II, Item 8:


                                                                                        Page in
                                                                                     Annual Report
                                                                                     -------------

           Consolidated Balance Sheet - December 31, 1999 and 1998                        42

           Consolidated Statement of Earnings -
           Years ended December 31, 1999, 1998, and 1997                                  43

           Consolidated Statement of Changes in Shareholders' Equity -
           Years ended December 31, 1999, 1998, and 1997                                  44

           Consolidated Statement of Cash Flows -
           Years ended December 31, 1999, 1998, and 1997                                  45

           Notes to Consolidated Financial Statements                                     46

           Report of Management                                                           71

           Report of Independent Accountants                                              71

           The exhibits listed in the Exhibit Index beginning on page i, following page 18 of this Form 10-K are filed herewith or are incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report is identified on the Exhibit
           Index by an *.

(a)(2)     Not applicable

(a)(3)     Exhibits:

(b)   Reports on Form 8-K:

            Date of Current Report                Subject Reported Under Item 5
           -----------------------         -------------------------------------------
            October 21, 1999                Press Release announcing Third Quarter
                                            1999 net earnings, reported under Item 5

            January 20, 2000                Press Release announcing Fourth Quarter and
                                            1999 Year-End operating results, reported
                                            under Item 5

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


Date: March 6, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of March, 2000.

/s/ Benjamin W. Rawlins, Jr.                        /s/ Bobby L. Doxey
----------------------------------------------      ---------------------------------------
Benjamin W. Rawlins, Jr.                            Bobby L. Doxey
Chairman, Chief Executive Officer, and              Senior Executive Vice President and
Director                                            Chief Financial Officer

/s/ Jackson W. Moore                                /s/ M. Kirk Walters
----------------------------------------------      ---------------------------------------
Jackson W. Moore                                    M. Kirk Walters
President, Chief Operating Officer, and             Senior Vice President,  Treasurer, and
Director                                            Chief Accounting Officer

/s/ Albert M. Austin                                /s/ C. J. Lowrance
----------------------------------------------      ---------------------------------------
Albert M. Austin                                    C. J. Lowrance
Director                                            Director

/s/ George W. Bryan                                 /s/ Dr. V. Lane Rawlins
----------------------------------------------      ---------------------------------------
George W. Bryan                                     Dr. V. Lane Rawlins
Director                                            Director

/s/ James E. Harwood                                /s/ Donald F. Schuppe
----------------------------------------------      ---------------------------------------
James E. Harwood                                    Donald F. Schuppe
Director                                            Director

/s/ C. E. Heiligenstein
----------------------------------------------      ---------------------------------------
C. E. Heiligenstein                                 David M. Thomas
Director                                            Director

/s/ Carl G. Hogan
----------------------------------------------      ---------------------------------------
Carl G. Hogan                                       Richard A. Trippeer, Jr.
Director                                            Director

/s/ S. Lee Kling                                    /s/ Spence L. Wilson
----------------------------------------------      ---------------------------------------
S. Lee Kling                                        Spence L. Wilson
Director                                            Director

/s/ Parnell S. Lewis, Jr.
----------------------------------------------
Parnell S. Lewis, Jr.
Director

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

2(e)       Agreement and Plan of Reorganization by and between Magna Bancorp,
           Inc. and Union Planters Corporation dated as of May 8, 1997
           (incorporated by reference to Exhibit A to Prospectus filed as part of Union Planters's Registration Statement No. 333-30239).

2(f) Agreement and Plan of Reorganization by and between AMBANC Corp. and Union Planters Corporation dated as of March 31, 1998 (incorporated by reference to Exhibit 1 to the Schedule 13D dated March 31, 1998, filed by UPC (File No. 1-10160) with respect to the common stock of AMBANC Corp. (File No. 0-10710).

3(a) Restated Charter of Incorporation, as most recently amended on January 19, 1999, of Union Planters Corporation (incorporated by reference to Exhibit 3 to the Form 8-A12B filed by Union Planters
           Corporation on January 22, 1999, Commission File No. 1-10160).

3(b) Amended and Restated Bylaws, as most recently amended on October 21, 1999, of Union Planters Corporation (incorporated by reference to
           Exhibit 3(b) to Union Planters Corporation's Quarterly Report on Form
           10-Q dated September 30, 1999, Commission File No. 1-10160).

4(a)       Rights Agreement, dated January 19, 1999 between Union Planters
           Corporation and Union Planters Bank, National Association, including
           Form of Rights Certificate (incorporated by reference to Exhibit 2 to the Form 8-A filed by Union Planters Corporation on January 22, 1999,
           Commission File No. 1-10160).

4(b)       Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) OF
           REGULATION S-K dated March 15, 2000 with respect to certain debt instruments (filed herewith)

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

10(c)*     Union Planters Corporation 1983 Stock Incentive Plan as amended
           January 18, 1990 and approved by shareholders on April 20, 1990
           (incorporated by reference to Exhibit 4(a) filed as part of Registration Statement No. 33-35928, filed July 23, 1990)

10(d)*     Union Planters Corporation 1992 Stock Incentive Plan as Amended and
           Restated October 17, 1996 and approved by shareholders April 17,
           1997, and approved by shareholders April 15, 1999, and July 15, 1999
           (incorporated by reference to Exhibit 10(n) to Union Planters
           Corporation's Quarterly Report on Form 10-Q dated June 30, 1999
           Commission File No. 1-10160)

10(e)* Deferred Compensation Agreements between Union Planters Corporation and Union Planters National Bank and certain outside directors
           (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission
           File No. 0-6919)

10(f)*     Executive Deferred Compensation Agreement between Union Planters
           Corporation and certain highly compensated officers (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K dated
           December 31, 1989 filed on March 26, 1990, Commission File No.
           0-6919)

10(g)*     Amendment to Union Planters Corporation Supplemental Executive
           Retirement Plan for Executive Officers (incorporated by reference to
           Exhibit 10(d) to the Quarterly Report on Form 10-Q dated March 31,
           1997, Commission File No. 1-10160)

10(h)*     Union Planters Corporation Executive Deferred Compensation Plan for
           Executives as Amended (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 1997 Commission
           File No. 1-10160)

10(i)*     Amendment No. 1 to Union Planters Corporation's Deferred Compensation
           Plan for Executives (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q dated March 31, 1997, Commission file No. 1-10160).

10(j)*     Union Planters Corporation Supplemental Executive Retirement Plan for
           Executive Officers (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 1995, Commission File
           No. 1-10160)

10(k)*     Amended and Restated Trust Under Union Planters Corporation
           Supplemental Executive Retirement for Certain Executive Officers
           (incorporated by reference to Exhibit 10(a) to Union Planters
           Corporation's Quarterly Report on Form 10-Q dated September 30, 1999,
           Commission File No. 1-10160).

10(l)*     Union Planters Corporation Supplemental Executive Retirement
           Agreement with Benjamin W. Rawlins, Jr. (incorporated by reference to
           Exhibit 10(b) to Union Planters Corporation's Quarterly Report on
           Form 10-Q dated September 30, 1999, Commission File No. 1-10160).

10(m)*     Amendment to Union Planters Corporation Supplemental Executive
           Retirement Agreement with Benjamin W. Rawlins, Jr. (incorporated by reference to Exhibit 10(c) to Union Planters Corporation's Quarterly
           Report on Form 10-Q dated September 30, 1999, Commission File No.
           1-10160).

10(n)*     Amendment No. 2 to Union Planters Corporation Supplemental Executive
           Retirement Agreement with Benjamin W. Rawlins, Jr. (incorporated by reference to Exhibit 10(d) to Union Planters Corporation's Quarterly
           Report on Form 10-Q dated September 30, 1999, Commission File No.
           1-10160).

10(o)*     Union Planters Corporation Supplemental Executive Retirement
           Agreement with Jackson W. Moore (incorporated by reference to Exhibit
           10(e) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160).

10(p)*     Amendment to Union Planters Corporation Supplemental Executive
           Retirement Agreement with Jackson W. Moore (incorporated by reference to Exhibit 10(f) to Union Planters Corporation's Quarterly Report on
           Form 10-Q dated September 30, 1999, Commission File No. 1-10160).

10(q)*     Amendment No. 2 to Union Planters Corporation Supplemental Executive
           Retirement Agreement with Jackson W. Moore (incorporated by reference to Exhibit 10(g) to Union Planters Corporation's Quarterly Report on
           Form 10-Q dated September 30, 1999, Commission File No. 1-10160).

10(r)*     Union Planters Corporation Supplemental Executive Retirement
           Agreement with M. Kirk Walters (incorporated by reference to Exhibit
           10(h) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160).

10(s)*     Amendment to Union Planters Corporation Supplemental Executive
           Retirement Agreement with M. Kirk Walters (incorporated by reference to Exhibit 10(i) to Union Planters Corporation's Quarterly Report on
           Form 10-Q dated September 30, 1999, Commission File No. 1-10160).

10(t)*     Amendment No. 2 to Union Planters Corporation Supplemental Executive
           Retirement Agreement with M. Kirk Walters (incorporated by reference to Exhibit 10(j) to Union Planters Corporation's Quarterly Report on
           Form 10-Q dated September 30, 1999, Commission File No. 1-10160).

10(u)*     Union Planters Corporation Supplemental Executive Retirement
           Agreement with John W. Parker (incorporated by reference to Exhibit
           10(k) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160).

10(v)*     Amendment to Supplemental Executive Retirement Agreement with John W.
           Parker (incorporated by reference to Exhibit 10(l) to Union Planters
           Corporation's Quarterly Report on Form 10-Q dated September 30, 1999,
           Commission File No. 1-10160).

10(w)*     Trust Under Union Planters Corporation Deferred Compensation Plan for
           Executives (incorporated by reference to Exhibit 10(m) to Union
           Planters Corporation's Quarterly Report on Form 10-Q dated September
           30, 1999, Commission File No. 1-10160).

10(x)*     Amendment to Trust Under Union Planters Corporation Deferred
           Compensation Plan for Executives (incorporated by reference to Exhibit 10(n) to Union Planters Corporation's Quarterly Report on
           Form 10-Q dated September 30, 1999, Commission File No. 1-10160).

10(y)*     Employment Agreement between Union Planters Corporation and Bobby L.
           Doxey (filed herewith)

10(z)*     Employment Agreement between Union Planters Corporation and Alan W.
           Kennebeck (filed herewith)

10(aa)*    Employment Agreement between Union Planters Corporation and Lloyd B.
           DeVaux (filed herewith)

10(bb)*    Amended Executive Financial Service Plan 2000 (filed herewith)

11         Computation of Per Share Earnings (incorporated by reference to Note
           16 on page 66 to the Registrant's 1999 consolidated financial statements included as Exhibit 13 herein)

13         1999 Annual Report to Shareholders (filed herewith)

21         Subsidiaries of the Registrant (filed herewith)

23         Consent of PricewaterhouseCoopers LLP (filed herewith)

27         Financial Data Schedule (for SEC use only) (filed herewith)

--------------------
*Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K