Form 10-Q
period 2000-03-31
UNION PLANTERS CORP
filed 2000-05-11
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

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


                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Memphis, Tennessee 38018
                   ------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                                    Outstanding at April 30, 2000
-------------------------                         -----------------------------
Common stock $5 par value                                   135,313,869

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                      INDEX

                                                                                         Page
                                                                                         ----
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - March 31, 2000,
                March 31, 1999, and December 31, 1999...................................   3

           b)   Consolidated Statement of Earnings -
                Three Months Ended March 31, 2000 and 1999..............................   4

           c)   Consolidated Statement of Changes in Shareholders' Equity -
                Three Months Ended March 31, 2000 ......................................   5

           d)   Consolidated Statement of Cash Flows -
                Three Months Ended March 31, 2000 and 1999..............................   6

           e)   Notes to Unaudited Consolidated Financial Statements....................   7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........................  13

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk..............  29


PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings.......................................................  32

      Item 2.   Changes in Securities...................................................  32

      Item 3.   Defaults Upon Senior Securities.........................................  32

      Item 4.   Submission of Matters to a Vote of Security Holders.....................  32

      Item 5.   Other Information.......................................................  32

      Item 6.   Exhibits and Reports on Form 8-K........................................  32

      Signatures........................................................................  33

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                            MARCH 31,               DECEMBER 31,
                                                                                ------------------------------      ------------
                                                                                    2000              1999              1999
                                                                                ------------      ------------      ------------
                                                                                                 (DOLLARS IN THOUSANDS)
 Cash and due from banks ..................................................     $    963,297      $  1,168,722      $  1,127,902
 Interest-bearing deposits at financial institutions ......................           17,429            51,652            73,062
 Federal funds sold and securities purchased under agreements to resell ...           40,023           114,790            51,117
 Trading account assets ...................................................          207,996           280,689           315,734
 Loans held for resale ....................................................          338,694           380,413           430,690
 Available for sale securities (Amortized cost: $7,572,300,
   $8,721,121, and $7,685,096, respectively) ..............................        7,341,647         8,798,432         7,472,455
 Loans ....................................................................       22,230,099        20,538,456        21,474,498
   Less: Unearned income ..................................................          (20,365)          (33,513)          (28,098)
             Allowance for losses on loans ................................         (345,821)         (345,011)         (342,300)
                                                                                ------------      ------------      ------------
      Net loans ...........................................................       21,863,913        20,159,932        21,104,100
 Premises and equipment, net ..............................................          628,370           582,973           637,628
 Accrued interest receivable ..............................................          283,115           290,226           287,231
 FHA/VA claims receivable .................................................          104,052           139,411           108,618
 Mortgage servicing rights, net ...........................................          126,905           107,639           122,110
 Goodwill and other intangibles, net ......................................          955,199           725,746           975,432
 Other assets .............................................................          479,870           868,557           574,274
                                                                                ------------      ------------      ------------
         TOTAL ASSETS .....................................................     $ 33,350,510      $ 33,669,182      $ 33,280,353
                                                                                ============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits
    Noninterest-bearing ...................................................     $  4,185,808      $  4,664,334      $  4,035,189
    Certificates of deposit of $100,000 and over ..........................        2,044,939         2,429,551         1,963,347
    Other interest-bearing ................................................       17,139,323        19,367,796        17,373,580
                                                                                ------------      ------------      ------------
         Total deposits ...................................................       23,370,070        26,461,681        23,372,116
 Short-term borrowings ....................................................        5,384,459         2,172,498         5,422,504
 Short- and medium-term senior notes ......................................          260,000           105,000            60,000
 Federal Home Loan Bank advances ..........................................          201,720           210,804           203,032
 Other long-term debt .....................................................          829,342           969,410           854,738
 Accrued interest, expenses, and taxes ....................................          259,274           292,126           202,303
 Other liabilities ........................................................          347,065           413,754           389,551
                                                                                ------------      ------------      ------------
         TOTAL LIABILITIES ................................................       30,651,930        30,625,273        30,504,244
                                                                                ------------      ------------      ------------

 Commitments and contingent liabilities ...................................               --                --                --
 Shareholders' equity
   Convertible preferred stock ............................................           20,542            22,897            20,875
   Common stock, $5 par value; 300,000,000 shares authorized;
     135,486,993 issued and outstanding (142,570,077 at March 31,1999
     and 138,487,381 at December 31, 1999) ................................          677,435           712,850           692,437
   Additional paid-in capital .............................................          741,908           767,396           755,306
   Retained earnings ......................................................        1,416,477         1,507,437         1,453,468
   Unearned compensation ..................................................          (11,945)          (14,134)          (11,760)
   Accumulated other comprehensive income--unrealized gain (loss)on
     available for sale securities, net of income taxes ...................         (145,837)           47,463          (134,217)
                                                                                ------------      ------------      ------------
         TOTAL SHAREHOLDERS' EQUITY .......................................        2,698,580         3,043,909         2,776,109
                                                                                ------------      ------------      ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................     $ 33,350,510      $ 33,669,182      $ 33,280,353
                                                                                ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ------------------------------
                                                                         2000                1999
                                                                      ----------          ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                                  SHARE DATA)
INTEREST INCOME
  Interest and fees on loans....................................      $  469,763          $  417,771
  Interest on investment securities
    Taxable.....................................................         101,691             106,580
    Tax-exempt..................................................          16,813              17,460
  Interest on deposits at financial institutions................             320                 987
  Interest on federal funds sold and securities purchased under
    agreements to resell........................................           1,029                 869
  Interest on trading account assets............................           5,054               3,595
  Interest on loans held for resale.............................           6,318               7,323
                                                                      ----------          ----------
          Total interest income.................................         600,988             554,585
                                                                      ----------          ----------

INTEREST EXPENSE
  Interest on deposits..........................................         189,968             213,004
  Interest on short-term borrowings.............................          76,696              19,254
  Interest on long-term debt....................................          19,574              26,630
                                                                      ----------          ----------
          Total interest expense................................         286,238             258,888
                                                                      ----------          ----------

          NET INTEREST INCOME...................................         314,750             295,697
PROVISION FOR LOSSES ON LOANS...................................          17,303              16,279
                                                                      ----------          ----------

          NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS        297,447             279,418
                                                                      ----------          ----------

NONINTEREST INCOME
  Service charges on deposit accounts...........................          42,031              38,867
  Mortgage banking revenue......................................          22,872              27,487
  Bank card income..............................................           8,422               2,960
  Factoring commissions.........................................           7,144               7,028
  Trust service income..........................................           6,665               6,710
  Profits and commissions from trading activities...............           1,463                 345
  Investment securities gains...................................              --                  11
  Other income..................................................          38,972              42,846
                                                                      ----------          ----------
          Total noninterest income..............................         127,569             126,254
                                                                      ----------          ----------

NONINTEREST EXPENSE
  Salaries and employee benefits................................         128,731             123,230
  Net occupancy expense.........................................          23,399              20,235
  Equipment expense.............................................          21,075              19,020
  Goodwill and other intangibles amortization...................          15,847              12,863
  Other expense.................................................          82,653              82,891
                                                                      ----------          ----------
          Total noninterest expense.............................         271,705             258,239
                                                                      ----------          ----------

          EARNINGS BEFORE INCOME TAXES..........................         153,311             147,433
Income taxes....................................................          51,974              50,083
                                                                      ----------          ----------
          NET EARNINGS..........................................      $  101,337          $   97,350
                                                                      ==========          ==========

          NET EARNINGS APPLICABLE TO COMMON SHARES..............      $  100,925          $   96,892
                                                                      ==========          ==========

EARNINGS PER COMMON SHARE
          Basic.................................................      $      .74          $      .68
          Diluted...............................................             .73                 .67

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
          Basic.............................................             136,546             142,259
          Diluted...........................................             138,073             144,675


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                         UNREALIZED
                                                                                                           LOSS ON
                                        CONVERTIBLE              ADDITIONAL                               AVAILABLE
                                         PREFERRED    COMMON       PAID-IN     RETAINED      UNEARNED     FOR SALE
                                           STOCK       STOCK       CAPITAL     EARNINGS    COMPENSATION   SECURITIES     TOTAL
                                        -----------  ---------   ----------   -----------  ------------   ----------  -----------
                                                                        (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2000 ..............  $ 20,875    $ 692,437   $ 755,306    $ 1,453,468    $(11,760)    $(134,217)  $2,776,109
Comprehensive income
 Net earnings .........................        --           --          --        101,337          --            --      101,337
 Other comprehensive income,
  net of taxes:
  Net change in the unrealized losses
   on available for sale securities ...        --           --          --             --          --       (11,620)     (11,620)
    Total comprehensive income ........    89,717
Cash dividends
 Common stock, $.50 per share .........        --           --          --        (68,682)         --            --      (68,682)
 Preferred stock, $.50 per share ......        --           --          --           (412)         --            --         (412)
Common stock issued under
 employee benefit plans,
 net of stock exchanged ...............        --          523       3,396            (34)       (185)           --        3,700
Conversion of preferred stock .........      (333)          83         250             --          --            --           --
Common stock purchased
 and retired ..........................        --      (15,608)    (17,044)       (69,200)         --            --     (101,852)
                                         --------    ---------   ---------    -----------    --------     ---------   ----------
BALANCE, MARCH 31, 2000 ...............  $ 20,542    $ 677,435   $ 741,908    $ 1,416,477    $(11,945)    $(145,837)  $2,698,580
                                         ========    =========   =========    ===========    ========     =========   ==========


                                               BEFORE-TAX        TAX      NET OF TAX
                                                 AMOUNT        BENEFIT      AMOUNT
                                               ----------      -------    ----------

DISCLOSURE OF RECLASSIFICATION AMOUNT:
 Change in the unrealized losses
  on available for sale securities
  arising during the period ..............      $(18,012)      $6,392      $(11,620)
 Less: reclassification for losses
       included in net income ............            --           --            --
                                                --------       ------      --------
 Net change in the unrealized losses
  on available for sale securities .......      $(18,012)      $6,392      $(11,620)
                                                ========       ======      ========


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                                            MARCH 31,
                                                                                                 -------------------------------
                                                                                                     2000               1999
                                                                                                 -----------         -----------
                                                                                                       (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings ..........................................................................        $   101,337         $    97,350
  Reconciliation of net earnings to net cash provided (used) by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA foreclosure claims .....             17,450              16,580
    Depreciation and amortization of premises and equipment .............................             19,679              15,313
    Amortization of goodwill and other intangibles ......................................             15,847              12,863
    Amortization of mortgage servicing rights ...........................................              4,588               5,857
    Net amortization (accretion) of investment securities ...............................                (86)              5,456
    Net realized gains on sales of investment securities ................................                 --                 (11)
    Deferred income tax expense (benefit) ...............................................              5,346             (13,353)
    (Increase) decrease in assets
        Trading account assets and loans held for resale ................................            199,734              61,731
        Other assets ....................................................................            105,925            (296,967)
    Increase (decrease) in accrued interest, expenses, taxes, and other liabilities .....             14,390             (38,929)
    Other, net ..........................................................................                535               4,675
                                                                                                 -----------         -----------
          Net cash provided (used) by operating activities ..............................            484,745            (129,435)
                                                                                                 -----------         -----------

INVESTING ACTIVITIES
  Net decrease in short-term investments ................................................             55,633             762,330
  Proceeds from sales of available for sale securities ..................................             25,022             153,330
  Proceeds from maturities, calls, and prepayments of available for sale securities .....            390,047           2,091,936
  Purchases of available for sale securities ............................................           (303,259)         (2,625,936)
  Net (increase) decrease in loans ......................................................           (784,081)            375,637
  Net cash received from acquisitions of financial institutions .........................                 --              21,117
  Purchases of premises and equipment, net ..............................................            (10,416)            (16,706)
                                                                                                 -----------         -----------
          Net cash provided (used) by investing activities ..............................           (627,054)            761,708
                                                                                                 -----------         -----------

FINANCING ACTIVITIES
  Net decrease in deposits ..............................................................               (973)           (765,592)
  Net increase in short-term borrowings .................................................            161,955             314,605
  Proceeds from long-term debt ..........................................................            100,000                  --
  Repayment of long-term debt ...........................................................           (126,699)           (155,299)
  Proceeds from issuance of common stock ................................................              3,277               9,954
  Purchase and retirement of common stock ...............................................           (101,852)            (49,409)
  Cash dividends paid ...................................................................            (69,098)            (72,231)
  Other, net ............................................................................                 --                  29
                                                                                                 -----------         -----------
          Net cash used by financing activities .........................................            (33,390)           (717,943)
                                                                                                 -----------         -----------

  Net decrease in cash and cash equivalents .............................................           (175,699)            (85,670)
  Cash and cash equivalents at the beginning of the period ..............................          1,179,019           1,366,182
                                                                                                 -----------         -----------
  Cash and cash equivalents at the end of the period ....................................        $ 1,003,320         $ 1,280,512
                                                                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest ............................................................................        $   274,842         $   265,786
    Income taxes paid (refunded), net ...................................................            (17,492)              7,371
  Unrealized gain (loss) on available for sale securities ...............................           (230,653)             77,311


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  PRINCIPLES OF ACCOUNTING

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

      The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, Union Planters or the Company) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Union Planters Corporation's 1999 Annual Report to Shareholders (1999 Annual Report), a copy of which is Exhibit 13 to Union Planters Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 10-K). Certain prior year amounts have been reclassified to be consistent with the 2000 financial reporting presentation.

NOTE 2.  ACQUISITIONS

SUBSEQUENT EVENT

      On April 26, 2000, Union Planters Bank, National Association (UPB), the Company's principal subsidiary, completed the acquisition of Strategic Outsourcing, Inc. (SOI) which is headquartered in Charlotte, North Carolina. SOI is one of the largest providers of professional employment organization services (e.g. workers' compensation management, employee benefits management, payroll administration, safety and risk management, human resources administration, and compliance administration) in the United States. Clients, which are small and mid-sized businesses, are provided integrated and cost-effective approaches to the management of critical human resources responsibilities and employer risks. The cash purchase price for this acquisition is approximately $45 million (excluding up to $10 million of future contingent consideration) and goodwill and other intangibles resulting from the acquisition are preliminarily estimated to be approximately $40 million.

NOTE 3.  LOANS

      Loans are summarized by type as follows:

                                                                        MARCH 31,
                                                              ---------------------------     DECEMBER 31,
                                                                  2000            1999            1999
                                                              -----------     -----------     -----------
                                                                          (DOLLARS IN THOUSANDS)

              Commercial, financial, and agricultural....      $4,957,019      $4,147,118      $4,799,840
              Foreign....................................         443,512         183,318         374,814
              Accounts receivable - factoring............         643,465         620,472         555,128
              Real estate - construction.................       1,719,468       1,258,440       1,581,164
              Real estate - mortgage
                Secured by 1-4 family residential........       5,911,360       5,755,943       5,554,943
                FHA/VA government-insured/guaranteed.....         479,255         617,854         519,213
                Other mortgage...........................       4,558,281       4,590,580       4,591,110
              Home equity................................         596,984         528,915         584,546
              Consumer
                Credit cards and related plans...........          80,921          82,698          82,998
                Other consumer...........................       2,754,356       2,692,095       2,752,016
              Direct lease financing.....................          85,478          61,023          78,726
                                                              -----------     -----------     -----------
                        TOTAL LOANS......................     $22,230,099     $20,538,456     $21,474,498
                                                              ===========     ===========     ===========

      Nonperforming loans are summarized as follows:

                                                               MARCH 31,       DECEMBER 31,
                                                                 2000             1999
                                                              ----------       -----------
                                                                 (DOLLARS IN THOUSANDS)

             Nonaccrual loans...........................      $  130,483        $  127,766
             Restructured loans.........................           1,811             1,878
                                                              ----------        ----------
                       TOTAL NONPERFORMING LOANS........      $  132,294        $  129,644
                                                              ==========        ==========

             FHA/VA GOVERNMENT-INSURED/GUARANTEED
                  LOANS ON NONACCRUAL STATUS............      $    5,767        $    6,613
                                                              ==========        ==========


NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

      The changes in the allowance for losses on loans for the three months ended March 31, 2000 are summarized as follows (Dollars in thousands):


               BALANCE, JANUARY 1, 2000 .......................        $  342,300
               Provision for losses on loans ..................            17,303
               Recoveries of loans previously charged off .....            15,175
               Loans charged off ..............................           (28,957)
                                                                       ----------
               BALANCE, MARCH 31, 2000 ........................        $  345,821
                                                                       ==========

NOTE 5.  INVESTMENT SECURITIES

      The amortized cost and fair value of investment securities are summarized as follows:

                                                                                             MARCH 31, 2000
                                                                   --------------------------------------------------------------
                                                                                             UNREALIZED
                                                                    AMORTIZED       ----------------------------
                                                                      COST            GAINS            LOSSES         FAIR VALUE
                                                                   -----------      -----------      -----------      -----------
                                                                      (DOLLARS IN THOUSANDS)
        AVAILABLE FOR SALE SECURITIES
        U.S. Government obligations
          U.S. Treasury .....................................      $   165,361      $       143      $     1,253      $   164,251
          U.S. Government agencies
            Collateralized mortgage obligations .............        2,483,693            1,197           94,384        2,390,506
            Mortgage-backed .................................          644,512            3,520           17,570          630,462
            Other ...........................................        1,007,532            1,827           26,596          982,763
                                                                   -----------      -----------      -----------      -----------
                  Total U.S. Government obligations .........        4,301,098            6,687          139,803        4,167,982
        Obligations of states and political subdivisions ....        1,274,859           13,221           36,824        1,251,256
        Other stocks and securities .........................        1,996,343            2,743           76,677        1,922,409
                                                                   -----------      -----------      -----------      -----------
                  TOTAL AVAILABLE FOR SALE SECURITIES .......      $ 7,572,300      $    22,651      $   253,304      $ 7,341,647
                                                                   ===========      ===========      ===========      ===========


                                                                                          DECEMBER 31, 1999
                                                                   --------------------------------------------------------------
                                                                                             UNREALIZED
                                                                    AMORTIZED       ----------------------------
                                                                      COST            GAINS            LOSSES         FAIR VALUE
                                                                   -----------      -----------      -----------      -----------
                                                                      (DOLLARS IN THOUSANDS)
        AVAILABLE FOR SALE SECURITIES
        U.S. Government obligations
          U.S. Treasury .....................................      $   165,335      $       398      $     1,190      $   164,543
          U.S. Government agencies
            Collateralized mortgage obligations .............        2,440,301              498           85,350        2,355,449
            Mortgage-backed .................................          650,125            3,507           16,870          636,762
            Other ...........................................        1,048,180            1,879           26,232        1,023,827
                                                                   -----------      -----------      -----------      -----------
                  Total U.S. Government obligations .........        4,303,941            6,282          129,642        4,180,581
        Obligations of states and political subdivisions ....        1,303,088           13,902           43,845        1,273,145
        Other stocks and securities .........................        2,078,067            3,510           62,848        2,018,729
                                                                   -----------      -----------      -----------      -----------
                  TOTAL AVAILABLE FOR SALE SECURITIES .......      $ 7,685,096      $    23,694      $   236,335      $ 7,472,455
                                                                   ===========      ===========      ===========      ===========

      Investment securities having a fair value of approximately $4.4 billion and $2.8 billion at March 31, 2000 and December 31, 1999, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank (FHLB) advances.

      The following table presents the gross realized gains and losses on available for sale investment securities for the three months ended March 31, 2000 and 1999 (Dollars in thousands).

                                                         2000      1999
                                                        -------   -------
                          Realized gains...........      $  --    $  67
                          Realized losses..........      $  --    $  56

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               2000             1999
                                                                            ----------      ------------
                                                                             (DOLLARS IN THOUSANDS)
             OTHER NONINTEREST INCOME
               ATM transaction fees...................................      $    7,404      $    5,192
               Brokerage fee income...................................           4,988           4,728
               Annuity sales income...................................           4,626           4,268
               Insurance commissions..................................           3,850           4,011
               Letters of credit fees.................................           1,614           1,358
               Gain on sales of branches/deposits and other assets....             504           1,531
               Gain on sale of FHA/VA loans...........................              --           5,317
               Gain on sale of credit card portfolio..................              --           2,294
               Losses of equity method investments....................            (557)             (1)
               Other income...........................................          16,543          14,148
                                                                            ----------      ----------
                       TOTAL OTHER NONINTEREST INCOME.................      $   38,972      $   42,846
                                                                            ==========      ==========

             OTHER NONINTEREST EXPENSE
               Communications.........................................      $   10,170      $    8,058
               Other contracted services..............................           7,956           7,116
               Postage and carrier....................................           7,301           7,285
               Stationery and supplies................................           6,438           6,833
               Merchant interchange fees..............................           5,755           3,150
               Advertising and promotion..............................           5,404           6,691
               Amortization of mortgage servicing rights..............           4,588           5,857
               Other personnel services...............................           3,547           4,368
               Legal fees.............................................           2,617           3,313
               Travel.................................................           2,402           2,657
               Consultant fees........................................           2,106           2,034
               Federal Reserve fees...................................           1,659           1,320
               Accounting and audit fees..............................           1,614           1,418
               Other real estate expense..............................           1,467           1,422
               Brokerage and clearing fees on trading activities......           1,444           1,076
               Taxes other than income................................           1,329           1,730
               FDIC insurance.........................................           1,200           1,510
               Dues, subscriptions, and contributions.................             933           1,308
               Insurance..............................................             817             536
               Provision for losses on FHA/VA foreclosure claims......             100             250
               Miscellaneous charge-offs..............................              75           2,386
               Other expense..........................................          13,731          12,573
                                                                            ----------      ----------
                       TOTAL OTHER NONINTEREST EXPENSE................      $   82,653      $   82,891
                                                                            ==========      ==========


NOTE 7.  INCOME TAXES

      Income taxes for the three months ended March 31, 2000, were $52.0 million, resulting in an effective tax rate of 33.90%. Income taxes for the same period in 1999 were $50.1 million, resulting in an effective tax rate of 33.97%. The decrease in the effective rate in 2000, as compared to 1999, is due primarily to the change in the mix of taxable and nontaxable revenues.

      At March 31, 2000, Union Planters had a net deferred tax asset of $255.8 million compared to $254.7 million at December 31, 1999. The net deferred tax asset includes a deferred tax asset related to the net unrealized loss on available for sale securities of $84.8 million and $78.4 million at those dates, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient taxable income to realize in full these deferred tax benefits. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

NOTE 8.  BORROWINGS

SHORT-TERM BORROWINGS

      Short-term borrowings include short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Short-term FHLB advances are borrowings from the FHLB, which are secured by mortgage-backed securities and mortgage loans. Federal funds purchased arise from Union Planters' market activity with its correspondent banks and generally mature in one business day. Securities sold under agreements to repurchase are secured by U.S. Government and agency securities.

      Short-term borrowings are summarized as follows:

                                                                                                 MARCH 31,            DECEMBER 31,
                                                                                         -------------------------    ------------
                                                                                            2000           1999           1999
                                                                                         ----------     ----------    ------------
                                                                                                   (DOLLARS IN THOUSANDS)
        Balances at period end:
        Short-term FHLB advances ....................................................    $3,000,000     $    2,000     $3,000,000
        Federal funds purchased .....................................................       853,775        752,753        945,869
        Securities sold under agreements to repurchase ..............................     1,530,241      1,415,339      1,476,142
        Other short-term borrowings .................................................           443          2,406            493
                                                                                         ----------     ----------     ----------
                  Total short-term borrowings .......................................    $5,384,459     $2,172,498     $5,422,504
                                                                                         ==========     ==========     ==========

        Federal funds purchased and securities sold under agreements to repurchase
          Daily average balance .....................................................    $2,343,982     $1,754,258     $1,980,674
          Weighted average interest rate ............................................          5.28%          4.42%          4.62%
        Short-term FHLB advances
          Daily average balance .....................................................     3,005,768             --        928,493

          Weighted average interest rate ............................................          6.00%            --%          5.42%

SHORT- AND MEDIUM-TERM SENIOR NOTES

      UPB has a $5 billion senior and subordinated bank note program to supplement UPB's funding sources. Under the program, UPB may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes), and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At March 31, 2000, March 31, 1999, and December 31, 1999, UPB had no Subordinated Notes outstanding under this program. At March 31, 1999 and December 31, 1999, UPB had no Short-Term Senior Notes outstanding. A summary of the Short-Term and Medium-Term Senior Notes outstanding follows.

                                            SHORT-TERM
                                           SENIOR NOTES                 MEDIUM-TERM SENIOR NOTES
                                          --------------   ----------------------------------------------------
                                          MARCH 31, 2000   MARCH 31, 2000    MARCH 31, 1999   DECEMBER 31, 1999
                                          --------------   --------------    --------------   -----------------
                                                                (DOLLARS IN THOUSANDS)
            Balances at period end...       $  200,000         $   60,000        $  105,000        $   60,000
            Variable-rate notes......               --                 --                --                --
            Fixed-rate notes.........          200,000             60,000           105,000            60,000
            Range of maturities......             5/00       8/01 - 10/01     10/99 - 10/01      8/01 - 10/01

FEDERAL HOME LOAN BANK ADVANCES

      Certain of Union Planters' banking and thrift subsidiaries had outstanding advances, with original maturity dates of greater than one year, from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At March 31, 2000, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                           MARCH 31,
                                 ------------------------------   DECEMBER 31,
                                     2000            1999             1999
                                 --------------  --------------  --------------
                                            (DOLLARS IN THOUSANDS)
Balance at period end........      $  201,720      $  210,804      $  203,032
Range of interest rates......      3.25 - 5.985%   3.25 - 6.85%    1.75 - 6.85%
Range of maturities..........      2000 - 2015     2000 - 2015     2000 - 2015

OTHER LONG-TERM DEBT

      Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the 1999 Annual Report for additional information regarding these borrowings.

                                                                                                MARCH 31,
                                                                                         ------------------------   DECEMBER 31,
                                                                                            2000          1999          1999
                                                                                         ----------    ----------   ------------
                                                                                                  (DOLLARS IN THOUSANDS)
        Corporation-Obligated Mandatorily Redeemable Capital Pass-through
          Securities of Subsidiary Trust holding solely a Corporation-Guaranteed
          Related Subordinated Note (Trust Preferred Securities) ....................    $  199,053    $  199,018    $  199,044
        Variable-rate asset-based certificates ......................................       150,000       275,000       175,000
        6 3/4% Subordinated Notes due 2005 ..........................................        99,669        99,610        99,655
        6.25% Subordinated Notes due 2003 ...........................................        74,813        74,761        74,800
        6.5% Putable/Callable Subordinated Notes due 2018 ...........................       301,008       301,670       301,055
        Other long-term debt ........................................................         4,799        19,351         5,184
                                                                                         ----------    ----------    ----------
                  TOTAL OTHER LONG-TERM DEBT ........................................    $  829,342    $  969,410    $  854,738
                                                                                         ==========    ==========    ==========


NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

      Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

                                                                                                MARCH 31,
                                                                                         ------------------------   DECEMBER 31,
                                                                                            2000          1999          1999
                                                                                         ----------    ----------   ------------
                                                                                                  (DOLLARS IN THOUSANDS)
        Preferred stock, without par value, 10,000,000 shares authorized
          Series F Preferred Stock
            300,000 shares authorized, none issued ..................................    $       --     $       --     $       --
          Series E, 8% Cumulative, Convertible,
            Preferred Stock (stated at liquidation value of $25 per share),
            821,671 shares issued and outstanding (1,478,888 at March 31, 1999
             and 835,006 at December 31, 1999) ......................................        20,542         22,897         20,875
                                                                                         ----------     ----------     ----------
                  TOTAL PREFERRED STOCK .............................................    $   20,542     $   22,897     $   20,875
                                                                                         ==========     ==========     ==========

NOTE 10.  EARNINGS PER SHARE

      The calculation of net earnings per share is summarized as follows:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------
                                                                            2000               1999
                                                                       ------------        ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
        BASIC
          Net earnings ........................................        $    101,337        $     97,350
            Less preferred dividends ..........................                 412                 458
                                                                       ------------        ------------
          Net earnings applicable to common shares ............        $    100,925        $     96,892
                                                                       ============        ============

          Average common shares outstanding ...................         136,546,372         142,258,654
                                                                       ============        ============

          Net earnings per common share-- basic ...............        $        .74        $        .68
                                                                       ============        ============

        DILUTED
          Net earnings ........................................        $    101,337        $     97,350
          Elimination of interest on convertible debt .........                  --                  83
                                                                       ------------        ------------
          Net earnings applicable to common shares ............        $    101,337        $     97,433
                                                                       ============        ============

          Average common shares outstanding ...................         136,546,372         142,258,654
          Stock option adjustment .............................             487,952           1,008,992
          Preferred stock adjustment ..........................           1,038,281           1,159,488
          Effect of other dilutive securities .................                  --             247,731
                                                                       ------------        ------------
          Average common shares outstanding ...................         138,072,605         144,674,865
                                                                       ============        ============

          Net earnings per common share-- diluted .............        $        .73        $        .67
                                                                       ============        ============

NOTE 11.  LINES OF BUSINESS REPORTING


                                                                   THREE MONTHS ENDED MARCH 31, 2000
                                                      ------------------------------------------------------------
                                                                        OTHER
                                                                      OPERATING        PARENT         CONSOLIDATED
                                                       BANKING          UNITS          COMPANY           TOTAL
                                                      ----------      ----------      ----------     -------------
                                                                          (DOLLARS IN THOUSANDS)
            Net interest income.................     $   304,090      $   13,205      $   (2,545)    $   314,750
            Provision for losses on loans.......         (14,448)         (2,855)             --         (17,303)
            Noninterest income..................          77,902          49,493            (330)        127,065
            Noninterest expense.................        (226,050)        (43,544)         (2,111)       (271,705)
            Other significant items, net........             504              --              --             504
                                                     -----------      ----------      ----------     -----------
            Earnings before income taxes........     $   141,998      $   16,299      $   (4,986)    $   153,311
                                                     ===========      ==========      ==========     ===========

            Average assets......................     $30,605,423      $2,495,441      $  151,950     $33,252,814
                                                     ===========      ==========      ==========     ===========


                                                                     THREE MONTHS ENDED MARCH 31, 1999
                                                      -----------------------------------------------------------
                                                                        OTHER
                                                                      OPERATING        PARENT        CONSOLIDATED
                                                        BANKING         UNITS          COMPANY           TOTAL
                                                      ----------      ----------      ----------     ------------
                                                                          (DOLLARS IN THOUSANDS)
            Net interest income.................     $   278,477      $   19,346      $   (2,126)    $   295,697
            Provision for losses on loans.......         (14,999)         (1,280)             --         (16,279)
            Noninterest income..................          63,516          53,312             173         117,001
            Noninterest expense.................        (211,533)        (43,941)         (2,765)       (258,239)
            Other significant items, net .......           2,353           6,860              40           9,253
                                                     -----------      ----------      ----------     -----------
            Earning before income taxes.........     $   117,814      $   34,297      $   (4,678)    $   147,433
                                                     ===========      ==========      ==========     ===========

            Average assets......................     $29,211,564      $2,894,861      $  243,605     $32,350,030
                                                     ===========      ==========      ==========     ===========

--------------------

(1) Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $70.7 million and $84.6 million for the three months ended March 31, 2000 and 1999, respectively.

NOTE 12.  CONTINGENT LIABILITIES

      Union Planters and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of Union Planters' 1999 10-K and in Note 20 to Union Planters' consolidated financial statements on page 70 of the 1999 Annual Report. Various other legal proceedings pending against Union Planters and/or its subsidiaries have arisen in the ordinary course of business.

      Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the first quarter of 2000 in any of the pending or threatened actions that affected such opinion.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in Union Planters' 1999 Annual Report, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 2000 included in Part I hereof, and the supplemental financial data included in this discussion.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

      This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such statements are based on management's expectations as well as certain assumptions made by, and information available to, management. Specifically, this discussion contains forward-looking statements with respect to the following items:

         -        effects of projected changes in interest rates

         -        effects of changes in general economic conditions

         - the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans

         - the effect of legal proceedings on Union Planters' financial condition, results of operations, and liquidity

         - the effect of Internal Revenue Service examinations on Union Planters' financial condition, results of operations, and liquidity

         -        business plans for the year 2000 and beyond

      When used in this discussion, the words "anticipate," "project," "expect," "believe," "should" and similar expressions are intended to identify forward-looking statements.

      These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, changes in banking laws and regulations, and Union Planters' ability to execute its business plans. Although Union Planters believes that the expectations reflected in the forward-looking statements are reasonable, actual results could differ materially.

SELECTED FINANCIAL DATA

      The following table presents selected financial highlights for the three-month periods ended March 31, 2000 and 1999:

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ----------------------------       PERCENTAGE
                                                                  2000            1999             CHANGE
                                                              -----------     ------------       ----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net earnings .....................................    $   101,337     $    97,350              4%
          Per share
            Basic ........................................            .74             .68              9
            Diluted ......................................            .73             .67              9
          Return on average assets .......................           1.23%           1.22%
          Return on average common equity ................          14.39           13.39
        Cash operating earnings ..........................    $   114,351     $   102,260             12
          Per share
            Basic ........................................            .83             .72             15
            Diluted ......................................            .83             .71             17
          Return on average assets .......................           1.38%           1.28%
          Return on average common equity ................          16.24           14.07
          Return on average tangible assets ..............           1.42            1.30
          Return on average tangible common equity .......          24.71           16.91
        Dividends per common share .......................    $       .50     $       .50             --
        Net interest margin (FTE) ........................           4.34%           4.22%
        Net interest spread (FTE) ........................           3.70            3.50
        Expense ratio ....................................           1.56            1.61
        Efficiency ratio .................................          56.74           58.13
        Book value per common share ......................    $     19.77     $     21.19             (7)
        Leverage ratio ...................................           6.48%           7.83%
        Common share prices
          High closing price .............................    $     37.25     $     48.75
          Low closing price ..............................          25.63           43.00
          Closing price at quarter end ...................          30.81           43.94

----------

Cash operating earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization and other significant items.

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amortization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonrecurring expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS -- THREE MONTHS ENDED MARCH 31, 2000

      The following table presents a summary of Union Planters' operating results for the three months ended March 31, 2000 and 1999 identifying significant items impacting the results for the periods shown.

                           UNION PLANTERS CORPORATION
                         SUMMARY OF CONSOLIDATED RESULTS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    ------------------------------
                                                                        2000              1999
                                                                    ------------      ------------
                                                                       (DOLLARS IN THOUSANDS)

Interest income.................................................      $  600,988      $  554,585
Interest expense................................................        (286,238)       (258,888)
                                                                      ----------      ----------
     NET INTEREST INCOME........................................         314,750         295,697
PROVISION FOR LOSSES ON LOANS...................................         (17,303)        (16,279)
                                                                      ----------      ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS....         297,447         279,418
NONINTEREST INCOME
  Service charges on deposit accounts...........................          42,031          38,867
  Mortgage banking revenues.....................................          22,872          27,487
  Bank card income..............................................           8,422           2,960
  Factoring commissions.........................................           7,144           7,028
  Trust service income..........................................           6,665           6,710
  Profits and commissions from trading activities...............           1,463             345
  Other income..................................................          38,468          33,604
                                                                      ----------      ----------
     Total noninterest income...................................         127,065         117,001
                                                                      ----------      ----------
NONINTEREST EXPENSE
  Salaries and employee benefits................................         128,731         123,230
  Net occupancy expense.........................................          23,399          20,235
  Equipment expense.............................................          21,075          19,020
  Goodwill and other intangibles amortization...................          15,847          12,863
  Other expense.................................................          82,653          82,891
                                                                      ----------      ----------
     Total noninterest expense..................................         271,705         258,239
                                                                      ----------      ----------

EARNINGS BEFORE OTHER SIGNIFICANT ITEMS AND INCOME TAXES........         152,807         138,180

OTHER SIGNIFICANT ITEMS
  Net gain on sales of branches and other assets................             504           1,531
  Investment securities gains...................................              --              11
  Gain on sale of the credit card portfolio.....................              --           2,394
  Gain on securitization and sale of FHA/VA loans...............              --           5,317
                                                                      ----------      ----------
     EARNINGS BEFORE INCOME TAXES...............................         153,311         147,433
Income taxes....................................................         (51,974)        (50,083)
                                                                      ----------      ----------
     NET EARNINGS...............................................      $  101,337      $   97,350
                                                                      ==========      ==========

NET EARNINGS....................................................      $  101,337      $   97,350
Other significant items, net of taxes...........................            (308)         (5,654)
                                                                      ----------      ----------
NET OPERATING EARNINGS..........................................         101,029          91,696
Goodwill and other intangibles amortization, net of taxes.......          13,322          10,564
                                                                      ----------      ----------
CASH OPERATING EARNINGS.........................................      $  114,351      $  102,260
                                                                      ==========      ==========

      The table which follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,              EPS
                                                                         ---------------------        INCREASE
                                                                          2000           1999        (DECREASE)
                                                                         ------         ------       ----------

Net interest income-FTE .........................................        $ 2.35         $ 2.11         $  .24
Provision for losses on loans ...................................          (.13)          (.11)          (.02)
                                                                         ------         ------         ------
Net interest income after provision for losses on loans-FTE......          2.22           2.00            .22
                                                                         ------         ------         ------
Noninterest income
  Service charges on deposit accounts ...........................           .30            .27            .03
  Mortgage banking revenue ......................................           .17            .19           (.02)
  Bank card income ..............................................           .06            .02            .04
  Factoring commissions .........................................           .05            .05             --
  Trust service income ..........................................           .05            .05             --
  Profits and commissions from trading activities ...............           .01             --            .01
  Investment securities gains ...................................            --             --             --
  Other income ..................................................           .28            .28             --
                                                                         ------         ------         ------
          TOTAL NONINTEREST INCOME ..............................           .92            .86            .06
                                                                         ------         ------         ------

Noninterest expense
  Salaries and employee benefits ................................           .93            .85           (.08)
  Net occupancy expense .........................................           .17            .14           (.03)
  Equipment expense .............................................           .15            .13           (.02)
  Goodwill and other intangible amortization ....................           .11            .09           (.02)
  Other expense .................................................           .61            .57           (.04)
                                                                         ------         ------         ------
          TOTAL NONINTEREST EXPENSE .............................          1.97           1.78           (.19)
                                                                         ------         ------         ------

EARNINGS BEFORE INCOME TAXES-FTE ................................          1.17           1.08            .09
Income taxes-FTE ................................................           .44            .41           (.03)
                                                                         ------         ------         ------
NET EARNINGS ....................................................           .73            .67            .06
Less preferred stock dividends ..................................            --             --             --
                                                                         ------         ------         ------
          DILUTED EARNINGS PER COMMON SHARE .....................        $  .73         $  .67         $  .06
                                                                         ======         ======         ======

Change in net earnings applicable to diluted earnings
  per share using previous year average shares outstanding ......                                      $  .03
Change in average shares outstanding ............................                                         .03
                                                                                                       ------
          CHANGE IN NET EARNINGS ................................                                      $  .06
                                                                                                       ======

AVERAGE DILUTED SHARES (IN THOUSANDS) ...........................       138,073        144,675
                                                                        =======        =======

---------------
FTE = Fully taxable-equivalent basis

                        FIRST QUARTER EARNINGS OVERVIEW

      For the first quarter of 2000, Union Planters reported net earnings of $101.3 million, or $.73 per diluted common share. This compares to net earnings for the same period in 1999 of $97.4 million, or $.67 per diluted common share. Net earnings for the quarter resulted in annualized returns on average assets and average common equity of 1.23% and 14.39%, respectively, which compares to 1.22% and 13.39%, respectively, for the first quarter of 1999.

      Cash operating earnings for the first quarter of 2000 were $114.4 million, or $.83 per diluted common share compared to $102.3 million, or $.71 per diluted common share for the same period in 1999. The cash operating earnings resulted in an annualized return on average assets of 1.38% and an annualized return on average tangible common equity of 16.24% for the first quarter of 2000 which compares to 1.28% and 14.07%, respectively, for the same period in 1999.

                               EARNINGS ANALYSIS

NET INTEREST INCOME

      Net interest income (FTE) for the first quarter of 2000 was $323.9 million which compares to $305.1 million for the first quarter of 1999 and $330.3 million for the fourth quarter of 1999. The 6% improvement in net interest income between the first quarters of 2000 and 1999 resulted primarily from the growth of earning assets (primarily 8% growth in loans) partially offset by higher funding costs. The 2% decrease from the fourth quarter of 1999 resulted from the rising interest-rate environment which put downward pressure on net interest income due to funding cost increases. Reference is made to Union Planters' average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

      The net interest margin for the first quarter of 2000 was 4.34% which compares to 4.22% and 4.39%, respectively, for the first and fourth quarters of 1999. The interest-rate spread increased to 3.70% for the first quarter of 2000 from 3.50% for the same period in 1999 and decreased compared to 3.75% for the fourth quarter of 1999.

INTEREST INCOME

      The following table presents a breakdown of average earning assets for the first quarter of 2000 and the first and fourth quarters of 1999.


                                                                                     THREE MONTHS ENDED
                                                                        ------------------------------------------
                                                                                MARCH 31,
                                                                        ------------------------      DECEMBER 31,
                                                                           2000           1999            1999
                                                                        --------        --------      ------------
                                                                                    (DOLLARS IN BILLIONS)

Average earning assets ..........................................        $ 30.0         $ 29.3         $ 29.9
  Comprised of:
    Loans .......................................................            73%            70%            73%
    Investment securities .......................................            25             29             26
    Other earning assets ........................................             2              1              1
---------------

Fully taxable-equivalent yield on average earning assets ........          8.17%          7.80%          7.96%


      Interest income (FTE) increased $46.1 million for the first quarter of 2000 compared to the same period in 1999. The increase is attributable primarily to the growth of average earning assets and to an increase in the yield on average earning assets.

      Average earning assets increased $712 million, which accounted for $23.7 million of the increase in interest income. Average loans grew 8% as compared to the first quarter of 1999, due primarily to acquisitions. Average investment securities decreased $802 million as maturities of investment securities were used to fund the loan growth.

      The average yield on earning assets increased from 7.80% for the first quarter of 1999 to 8.17% for the first quarter of 2000, which accounted for $22.4 million of the increase in interest income. The higher yield is attributable primarily to the rising interest-rate environment over this period.

      Interest income increased $10.9 million compared to the fourth quarter of 1999. The increase was attributable to an increase in the average yield on earning assets from 7.96% to 8.17%, which accounted for $9.3 million of the increase. An increase in average earning assets of $192 million (primarily the growth of loans) accounted for the remaining $1.6 million of the increase.

INTEREST EXPENSE

      The following table presents a breakdown of average interest-bearing liabilities for the first quarter of 2000 and the first and fourth quarters of 1999.

                                                                   THREE MONTHS ENDED,
                                                      ----------------------------------------------
                                                                MARCH 31,               DECEMBER 31,
                                                       ----------------------------
                                                           2000            1999             1999
                                                       ------------    ------------     ------------
                                                                   (DOLLARS IN BILLIONS)

Average interest-bearing liabilities                   $    25.8       $    24.4        $   25.3
  Comprised of:
    Deposits........................................          75%             86%             78%
    Short-term borrowings...........................          21               7              17
    FHLB advances and long-term debt................           4               7               5

--------------------

Rate paid on average interest-bearing liabilities...        4.47%           4.30%           4.21%


      Interest expense increased $27.4 million in the first quarter of 2000 compared to the same period in 1999. An increase in average interest-bearing liabilities of $1.4 billion accounted for $14.2 million of the increase. This growth was attributable to an increase in short-term borrowings (primarily short-term FHLB advances), which was partially offset by a decline in average interest-bearing deposits of $1.7 billion and a decrease in long-term debt of $586 million. Also contributing to the increase was an increase in the average rate paid for interest-bearing liabilities from 4.30% for the first quarter of 1999 to 4.47% for the same period in 2000. This increase in rate accounted for $13.1 million of the increase in interest expense.

      Compared to the fourth quarter of 1999, interest expense increased $17.4 million. This increase was attributable primarily to an increase in interest-bearing liabilities (primarily short-term FHLB advances) which increased interest expense $12.2 million. Also contributing to the increase was a 26 basis point increase in the average rate paid on interest-bearing liabilities to 4.47% for the first quarter of 2000. This rate increase caused interest expense to increase $5.2 million.

PROVISION FOR LOSSES ON LOANS

      The provision for losses on loans for the first quarter of 2000 was $17.3 million, or .32% of average loans on an annualized basis. This compares to $16.3 million, or .33% of average loans, for the same period in 1999 and $19.7 million, or .37% of average loans, for the fourth quarter of 1999. The lower provision for losses on loans in the first quarter of 2000 is attributable to a higher level of loan recoveries. The increase in recoveries partially offset the need for additional provision due to the loan growth in the first quarter. Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

NONINTEREST INCOME

      Noninterest income for the first quarter of 2000 was $127.6 million, an increase of $1.3 million from $126.3 million in the same period last year and an increase of $4.9 million from the fourth quarter of 1999. Noninterest income for the first quarter of 1999 included net gains aggregating $9.2 million from the securitization and sale of FHA/VA loans, the sale of the remaining portion of the credit card portfolio, and branch and other asset sales. Excluding these significant items, noninterest income for the first quarter of 2000 increased $10.1 million compared to the same period in 1999. Reference is made to the "Summary of Consolidated Results" on page 15 for a detail of these gains. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The increase in noninterest income for the first quarter of 2000 compared to the same period in 1999 is attributable primarily to the following items:

      - $5.5 million increase in bank card income (merchant processing) - The growth relates primarily to the acquisition of Republic Bank in July 1999 which had a large merchant processing operation.

      - $3.2 million increase in service charges on deposit accounts - The increase is attributable to the increase in deposits resulting from the 1999 acquisitions and branch purchase.
      - $2.2 million increase in ATM transaction fees - These fees relate to the volume of noncustomer usage of Union Planters' 1,049 ATMs.
      - $4.6 million decrease in mortgage banking revenues - During the first quarter of 1999, the low interest rates created an environment for a high level of refinancing activity which increased mortgage banking revenues. As interest rates increased beginning in the last half of 1999, the level of activity and revenues decreased.
      - $3.8 million increase in all other noninterest income.

      The increase in noninterest income from the fourth quarter of 1999 is attributable to the following:

      - $1.5 million decrease in losses from investments using the equity method of accounting. In the first quarter of 2000, the Company switched to the cost method for an investment, previously accounted for under the equity method, due to a decrease in ownership and a significant decrease in the Company's ability to exercise influence over the investee's operations.
      - $1.3 million increase in mortgage banking revenues resulting primarily from the expansion of the wholesale mortgage production operations.
      - $1.2 million increase in brokerage fee income.
      - $ .7 million increase in trust service income.
      - $2.4 million decrease in service charges on deposit accounts due to the decline in deposits.
      - $2.3 million net increase in all other noninterest income.

NONINTEREST EXPENSE

      Noninterest expense for the first quarter of 2000 increased $13.5 million to $271.7 million, which compares to $258.2 million for the first quarter of 1999 and $277.1 million for the fourth quarter of 1999. Noninterest expense for the fourth quarter of 1999 included a $7.2 million credit to expense related to the reversal of severance reserves established in prior periods. The major components of noninterest expense are detailed on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The increase in noninterest expense for the first quarter of 2000 compared to the same period in 1999 relates primarily to the following items:

      - $5.5 million increase in salaries and employee benefits (approximately $7.6 million related to purchase acquisitions in 1999).
      - $5.2 million increase in occupancy and equipment expense (approximately $4.5 million related to purchase acquisitions in 1999).
      - $3.0 million increase in goodwill and other intangibles amortization related to purchase acquisitions in 1999.
      - $2.6 million increase in merchant interchange fees which is directly related to the increase in bank card income (merchant processing).
      - $2.1 million increase in communications.
      - $2.3 million decrease in miscellaneous charge-offs due to recoveries of previously charged-off amounts in the first quarter of 2000.
      - $2.6 million net decrease in all other noninterest expenses.

      The decrease in noninterest expense compared to the fourth quarter of 1999 relates primarily to the following items.

      - $7.0 million decrease in miscellaneous charge-offs. Miscellaneous charge-offs were high in the fourth quarter of 1999 while the first quarter of 2000 included greater than normal recoveries of previously charged-off amounts.
      - $2.3 million decrease in other personnel expenses.
      - $1.3 million decrease in stationery and supplies expense.
      - $1.2 million decrease in postage and other courier expense.
      - $7.2 million increase due to the reversal of merger-related severance reserves in the fourth quarter of 1999 that was not repeated in the first quarter of 2000.

      - $2.9 million increase in salaries and employee benefits expense. The increase relates primarily to incentive pay and commissions for volume-related activities.
      - $3.7 million net decrease in all other noninterest expenses.

      The largest component of noninterest expense, salaries and employee benefits, was $128.7 million for the first quarter of 2000 compared to $123.2 million for the same quarter last year and compared to $125.8 million for the fourth quarter of 1999. Full-time-equivalent employees at March 31, 2000 were 12,711 compared to 13,160 at March 31, 1999 and 13,156 at December 31, 1999.
Excluding the impact of acquisitions, salaries and employee benefits expense decreased approximately $2.1 million compared to the first quarter of 1999.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                                       MARCH 31,
                                                    -----------------------------------------------------------------------------
                                                                     2000                                     1999
                                                    -------------------------------------   -------------------------------------
                                                                    INTEREST        FTE                    INTEREST         FTE
                                                      AVERAGE        INCOME/       YIELD/     AVERAGE       INCOME/        YIELD/
                                                      BALANCE        EXPENSE        RATE      BALANCE       EXPENSE         RATE
                                                    ------------   ----------      ------   ----------     ---------       ------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial
   institutions...................................  $     35,491   $      320        3.63%  $   120,476    $     987         3.32%
  Federal funds sold and securities purchased
    under agreements to resell ...................        71,232        1,029        5.81        75,954          869         4.64
  Trading account assets .........................       265,569        5,054        7.65       238,811        3,595         6.11
  Investment securities(1)(2)
    Taxable ......................................     6,369,279      101,691        6.42     7,127,846      106,580         6.06
    Tax-exempt ...................................     1,275,936       24,692        7.78     1,319,689       25,746         7.91
                                                    ------------   ----------               -----------    ---------
          Total investment securities ............     7,645,215      126,383        6.65     8,447,535      132,326         6.35
  Loans, net of unearned income(1)(3)(4) .........    22,030,701      477,323        8.71    20,453,815      426,254         8.45
                                                    ------------   ----------               -----------    ---------
          TOTAL EARNING ASSETS(1)(2)(3)(4) .......    30,048,208      610,109        8.17    29,336,591      564,031         7.80
                                                                   ----------                              ---------
Cash and due from banks ..........................       976,291                              1,008,050
Premises and equipment ...........................       632,962                                566,337
Allowance for losses on loans ....................      (346,177)                              (342,679)
Goodwill and other intangibles ...................       966,281                                491,474
Other assets .....................................       975,249                              1,290,257
                                                    ------------                            -----------
        TOTAL ASSETS .............................  $ 33,252,814                            $32,350,030
                                                    ============                            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts ..........................  $  3,915,206   $   40,080        4.12%  $ 2,839,706    $  30,258         4.32%
  Interest-bearing checking ......................     3,403,196       11,641        1.38     2,105,949        8,400         1.62
  Savings deposits ...............................     1,558,341        5,629        1.45     3,666,023       15,392         1.70
  Certificates of deposit of $100,000 and over ...     1,978,169       26,088        5.30     2,492,888       33,480         5.45
  Other time deposits ............................     8,403,967      106,530        5.10     9,879,644      125,474         5.15
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase .............     2,343,982       30,752        5.28     1,754,258       19,137         4.42
    Short-term FHLB advances .....................     3,005,768       44,832        6.00            --           --           --
    Other ........................................        72,730        1,112        6.15         2,571          117        18.46
  Long-term debt
    Federal Home Loan Bank advances ..............       202,083        3,012        5.99       595,347        7,350         5.01
    Subordinated capital notes ...................       475,499        7,759        6.56       480,702        7,849         6.62
    Medium-term senior notes .....................        60,000        1,025        6.87       105,000        1,761         6.80
    Trust Preferred Securities ...................       199,049        4,128        8.34       199,013        4,128         8.41
    Other ........................................       163,255        3,650        8.99       306,745        5,542         7.33
                                                    ------------   ----------               -----------    ---------
    TOTAL INTEREST-BEARING LIABILITIES ...........    25,781,245      286,238        4.47    24,427,846      258,888         4.30
  Noninterest-bearing demand deposits ............     4,027,414           --                 4,303,509           --
                                                    ------------   ----------               -----------    ---------
    TOTAL SOURCES OF FUNDS .......................    29,808,659      286,238                28,731,355      258,888
                                                                   ----------                              ---------
  Other liabilities ..............................       602,280                                661,842
  Shareholders' equity
      Preferred stock ............................        20,766                                 23,190
      Common equity ..............................     2,821,109                              2,933,643
                                                    ------------                            -----------
        Total shareholders' equity ...............     2,841,875                              2,956,833
                                                    ------------                            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ..  $ 33,252,814                            $32,350,030
                                                    ============                            ===========
NET INTEREST INCOME(1) ...........................                 $  323,871                              $ 305,143
                                                                   ==========                              =========

INTEREST-RATE SPREAD(1) ..........................                                   3.70%                                   3.50%
                                                                                   ======                                  ======

NET INTEREST MARGIN(1) ...........................                                   4.34%                                   4.22%
                                                                                   ======                                  ======

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans ........................................                 $    1,242                              $   1,160
    Securities ...................................                      7,879                                  8,286
                                                                   ----------                              ---------
          TOTAL ..................................                 $    9,121                              $   9,446
                                                                   ==========                              =========

---------------
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.
(3) Includes loan fees in both interest income and the calculation of the yield on income.
(4) Includes loans on nonaccrual status.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                      2000 VERSUS 1999
                                                                         -----------------------------------------
                                                                           INCREASE (DECREASE)
                                                                            DUE TO CHANGE IN:(1)
                                                                         --------------------------       TOTAL
                                                                           AVERAGE         AVERAGE       INCREASE
                                                                           VOLUME           RATE        (DECREASE)
                                                                         ----------      ----------     ----------
                                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ..............     $     (751)     $       84     $     (667)
  Federal funds sold and securities purchased under agreements to               (56)            216            160
    resell..........................................................
  Trading account assets ...........................................            447           1,012          1,459
  Investment securities (FTE) ......................................        (12,328)          6,385         (5,943)
  Loans, net of unearned income (FTE) ..............................         36,407          14,662         51,069
                                                                         ----------      ----------     ----------
          TOTAL INTEREST INCOME ....................................         23,719          22,359         46,078
                                                                         ----------      ----------     ----------

INTEREST EXPENSE
  Money market accounts ............................................          5,345           4,477          9,822
  Interest-bearing checking ........................................            215           3,026          3,241
  Savings deposits .................................................         (8,286)         (1,477)        (9,763)
  Certificates of deposit of $100,000 and over .....................         (6,561)           (831)        (7,392)
  Other time deposits ..............................................        (17,737)         (1,207)       (18,944)
  Short-term borrowings ............................................         50,648           6,794         57,442
  Long-term debt ...................................................         (9,405)          2,349         (7,056)
                                                                         ----------      ----------     ----------
          TOTAL INTEREST EXPENSE ...................................         14,219          13,131         27,350
                                                                         ----------      ----------     ----------
CHANGE IN NET INTEREST INCOME (FTE) ................................     $    9,500      $    9,228     $   18,728
                                                                         ==========      ==========     ==========

PERCENTAGE INCREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD..                                          6.14%
                                                                                                        ==========

---------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                              FINANCIAL CONDITION

      Union Planters' total assets were $33.4 billion at March 31, 2000 compared to $33.7 billion at March 31, 1999 and $33.3 billion at December 31, 1999. Average assets were $33.3 billion for the first quarter of 2000 compared to $32.4 billion for the first quarter of 1999. Earning assets at March 31, 2000 were $30.2 billion, an increase of $366 million from year end. Average earning assets were $30.0 billion for the first quarter of 2000 which compares to $29.3 billion for the same period last year and compared to $29.9 billion for the fourth quarter of 1999.

INVESTMENT SECURITIES

      Union Planters' investment securities portfolio of $7.3 billion at March 31, 2000 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $8.8 billion and $7.5 billion at March 31, 1999 and December 31, 1999, respectively.

      At March 31, 2000 and December 31, 1999, these securities had net unrealized losses of $230.7 million and $212.6 million, respectively. The investment portfolio had an unrealized gain of $77.3 million at March 31, 1999. The unrealized loss in the investment portfolio resulted from the increasing interest-rate environment during the latter part of 1999 and first quarter of 2000. Management does not expect any losses to result from the decline in value of the investment portfolio because maturities of securities and other funding sources should meet Union Planters' liquidity needs. Any losses taken will result from strategic or discretionary decisions to adjust the portfolio. The investment portfolio has decreased as funds received from the maturities of securities were used to meet other funding needs. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at March 31, 2000 and December 31, 1999.

      U.S. Treasury and U.S. Government agency obligations represented approximately 57% of the investment securities portfolio at March 31, 2000, 72% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues. Union Planters has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and "Market Risk and Asset/Liability Management" discussions for information regarding the market-risk in the investment securities portfolio.

      The limited credit risk in the investment securities portfolio at March 31, 2000 consisted of 23% investment grade CMOs, 17% municipal obligations, and 3% other stocks and securities (primarily Federal Reserve Bank and FHLB Stock).

LOANS

      Loans, net of unearned income, at March 31, 2000 were $22.2 billion compared to $20.5 billion and $21.4 billion at March 31, 1999 and December 31, 1999, respectively. Average loans for the first quarter of 2000 were $22.0 billion compared to $20.5 billion for the first quarter of 1999 and $21.7 billion for the fourth quarter of 1999. Excluding the FHA/VA government-insured/guaranteed loans, average loans were $21.5 billion at March 31, 2000, an increase of 9% from the first quarter of 1999 and an increase of 2% from the fourth quarter of 1999. The growth over the first quarter of 1999 relates primarily to loans acquired with the 1999 acquisitions and branch purchases. The growth over the fourth quarter of 1999 resulted from general loan growth in a number of the markets served by Union Planters. Note 3 to the unaudited interim consolidated financial statements included in Part I. Item 1 of this report presents the composition of the loan portfolio.

ALLOWANCE FOR LOSSES ON LOANS

      Union Planters maintains the allowance for losses on loans (the allowance) at a level deemed adequate to absorb estimated losses in the loan portfolio. The allowance is reviewed quarterly to assess the risk in the portfolio. This methodology includes assigning loss factors, based on historical experience as adjusted for current business and economic conditions, to loans with similar characteristics for which estimates of inherent probable loss can be assessed. The loss factors are applied to the respective portfolios to assist in the determination of the overall adequacy of the allowance.

      A periodic review of selected credits (based on loan size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters' credit review function, regulatory agencies, and the Company's independent accountants. These reviews provide information which assists in the timely identification of problems or potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized.

      The following table provides a reconciliation of the allowance at the dates indicated and certain key ratios for the three-month periods ended March 31, 2000 and 1999 and for the year ended December 31, 1999.

                                                                      THREE MONTHS ENDED         YEAR ENDED
                                                                           MARCH 31,            DECEMBER 31,
                                                                 ------------------------------ --------------
                                                                     2000            1999           1999
                                                                 -------------- --------------- --------------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE AT THE BEGINNING OF PERIOD..........................       $  342,300     $  321,476      $  321,476
LOANS CHARGED OFF
  Commercial, financial, and agricultural...................           11,331          8,164          67,649
  Foreign...................................................               79             --             459
  Real estate - construction................................              442            424           3,330
  Real estate - mortgage....................................            3,911          7,626          28,076
  Credit cards and related plans............................            1,193          1,193          45,089
  Consumer..................................................           12,001          7,958           4,158
  Direct lease financing....................................               --            291             396
                                                                  -----------    -----------     -----------
          Total charge-offs.................................           28,957         25,656         149,157
                                                                  -----------    -----------     -----------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural...................            5,395          3,864          23,266
  Foreign...................................................               79             96              77
  Real estate - construction................................              378            539             670
  Real estate - mortgage....................................            2,444          1,139           7,639
  Credit cards and related plans............................              405            378          18,805
  Consumer..................................................            6,474          5,435           2,278
  Direct lease financing....................................               --              1             126
                                                                  -----------    -----------     -----------
          Total recoveries..................................           15,175         11,452          52,861
                                                                  -----------    -----------     -----------

Net charge-offs.............................................          (13,782)       (14,204)        (96,296)
Provision charged to expense................................           17,303         16,279          74,045
Increase due to acquisitions................................               --         21,460          43,075
                                                                  -----------    -----------     -----------
          BALANCE AT END OF PERIOD..........................       $  345,821     $  345,011      $  342,300
                                                                  ===========    ===========     ===========

Total loans, net of unearned income, at end of period.......      $22,209,734    $20,504,943     $21,446,400
Less: FHA/VA government insured/guaranteed loans............          479,255        617,854         519,213
                                                                  -----------    -----------     -----------

          LOANS USED TO CALCULATE RATIOS....................      $21,730,479    $19,887,089     $20,927,187
                                                                  ===========    ===========     ===========

Average total loans, net of unearned income, during period..      $22,030,701    $20,453,815     $21,141,576
Less: Average FHA/VA government-insured/guaranteed loans....          499,234        688,883         597,944
                                                                  -----------    -----------      ----------

          AVERAGE LOANS USED TO CALCULATE RATIOS............      $21,531,467    $19,764,932     $20,543,632
                                                                  ===========    ===========     ===========

RATIOS (1):
  Allowance at end of period/loans, net of unearned income..             1.59%          1.73%           1.64%
  Charge-offs/average loans, net of unearned income (2).....              .54            .53             .73
  Recoveries/average loans, net of unearned income (2)......              .28            .24             .26
  Net charge-offs/average loans, net of unearned income (2).              .26            .29             .47
  Provision/average loans, net of unearned income (2).......              .32            .33             .36

--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2)      Amounts annualized for March 31, 2000 and 1999.

      The allowance at March 31, 2000, was $345.8 million, an increase of $3.5 million from December 31, 1999, and compared to $345.0 million at March 31, 1999. The increase from December 31, 1999 relates primarily to the provision for losses on loans exceeding net charge-offs. Net charge-offs for the first quarter of 2000 were .26% of average loans and compared to .29% and .68%, respectively, for the first and fourth quarters of 1999. In the first quarter of 2000 there was a higher level of recoveries of loans previously charged-off than in prior periods.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                                                       MARCH 31,
                                                                                                 --------------------  DECEMBER 31,
                                                                                                   2000        1999        1999
                                                                                                 --------    --------  -----------
                                                                                                        (DOLLARS IN THOUSANDS)

NONACCRUAL LOANS .............................................................................   $130,483    $170,785    $127,766
RESTRUCTURED LOANS ...........................................................................      1,811       4,195       1,878
                                                                                                 --------    --------    --------
  TOTAL NONPERFORMING LOANS ..................................................................    132,294     174,980     129,644
                                                                                                 --------    --------    --------

FORECLOSED PROPERTY
 Other real estate owned, net ................................................................     38,798      26,052      35,943
 Other foreclosed property ...................................................................      1,300       2,908       1,921
                                                                                                 --------    --------    --------
  TOTAL FORECLOSED PROPERTIES ................................................................     40,098      28,960      37,864
                                                                                                 --------    --------    --------

  TOTAL NONPERFORMING ASSETS .................................................................   $172,392    $203,940    $167,508
                                                                                                 ========    ========    ========

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST ...................................   $ 81,738    $ 50,906    $ 92,834
                                                                                                 ========    ========    ========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans past due 90 days or more and still accruing interest .................................   $216,185    $329,742    $240,799
  Nonaccrual loans ...........................................................................      5,767       8,369       6,613

RATIOS (1):
  Nonperforming loans/loans, net of unearned income ..........................................        .61%        .88%        .62%
  Nonperforming assets/loans, net of unearned income plus foreclosed properties ..............        .79        1.02         .80
  Allowance for losses on loans/nonperforming loans ..........................................        261         197         264
  Loans past due 90 days or more and still accruing interest/loans, net of unearned income ...        .38         .26         .44

--------------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

      The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

                                                                                                       LOANS PAST DUE 90 DAYS
                                                                      NONACCRUAL LOANS (1)                   OR MORE (1)
                                                              ----------------------------------  --------------------------------
                                                                    MARCH 31,                         MARCH 31,
                                                              --------------------  DECEMBER 31,  ------------------  DECEMBER 31,
                                                                2000        1999        1999       2000       1999       1999
                                                              --------    --------  ------------  -------    -------  ------------
                                                                                        (DOLLARS IN THOUSANDS)
LOAN TYPE
  Secured by single family residential ...................    $ 20,972    $ 71,297    $ 20,031    $60,523    $11,990    $64,515
  Secured by nonfarm nonresidential ......................      34,899      33,209      33,818      3,190      7,279      3,975
  Other secured real estate ..............................      25,635      13,421      23,453      4,654      6,592      3,480
  Commercial, financial, and agricultural,
    including foreign loans and direct lease financing ...      46,156      45,028      47,551      9,041     20,591     15,130
  Credit cards and related plans .........................           2          28           3        115        132         67
  Other consumer .........................................       2,819       7,802       2,910      4,215      4,322      5,667
                                                              --------    --------    --------    -------    -------    -------
          TOTAL ..........................................    $130,483    $170,785    $127,766    $81,738    $50,906    $92,834
                                                              ========    ========    ========    =======    =======    =======

------------------

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

      LOANS OTHER THAN FHA/VA LOANS. As a percentage of loans and foreclosed properties, nonperforming assets were .79% at March 31, 2000 compared to 1.02% at March 31, 1999 and .80% at December 31, 1999. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 261% at March 31, 2000, which compares to 197% at March 31, 1999 and 264% at year-end 1999.

      The higher percentage of nonperforming assets at March 31, 1999 and the lower level of loans past due 90 days or more and still accruing interest relates to a change made in the third quarter of 1999 to Union Planters' policy for placing single family residential mortgages on nonaccrual status (see Note 5 on page 52 of the 1999 Annual Report). The impact of this change in policy was to reduce nonaccrual loans approximately $50 million with loans past due 90 days or more and still accruing interest increasing by a corresponding amount. The change was made prospectively and prior period amounts were not restated.

      Loans past due 90 days or more and still accruing interest totaled $81.7 million, or .38% of loans, at March 31, 2000 compared to $50.9 million, or .26%, and $92.8 million, or .44% of loans, at March 31, 1999 and December 31, 1999, respectively. The preceding table details the composition of these loans.

      FHA/VA LOANS. FHA/VA government-insured/guaranteed loans (FHA/VA loans) do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $216.2 million at March 31, 2000 which compares to $329.7 million and $240.8 million at March 31, 1999 and December 31, 1999, respectively. The decrease in past due loans relates to a decline in the overall volume of these loans. At March 31, 2000, March 31, 1999, and December 31, 1999, $5.8 million, $8.4 million and $6.6 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

FHA/VA FORECLOSURE CLAIMS

      Provisions for losses related to FHA/VA claims are provided through noninterest expense as provisions for losses on FHA/VA foreclosure claims and the corresponding liability is carried in other liabilities. Provisions for losses on FHA/VA foreclosure claims totaled $100,000 and $250,000 for the first quarter of 2000 and 1999, respectively. At March 31, 2000, the Company had a reserve for FHA/VA claims losses of $18.4 million compared to $28.0 million at December 31, 1999.

POTENTIAL PROBLEM ASSETS

      Potential problem assets are assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets were loans which became nonperforming. At March 31, 2000, Union Planters had potential problem assets of $52.2 million, composed of 14 loans. This compares to $48.1 million, or 12 loans, at December 31, 1999 and $68.9 million, or 28 loans, at March 31, 1999.

DEPOSITS

      Union Planters' core deposit base is its most important and stable funding source and consists of deposits from the communities served by Union Planters.

                                                                 AVERAGE DEPOSITS
                                                     ------------------------------------------
                                                                THREE MONTHS ENDED
                                                     ------------------------------------------
                                                             MARCH 31,
                                                     -------------------------     DECEMBER 31,
                                                        2000          1999             1999
                                                     -----------   -----------     ------------
                                                                (DOLLARS IN THOUSANDS)

Demand deposits...............................      $ 4,027,414    $ 4,303,509     $ 4,222,365
Money market accounts.........................        3,915,206      2,839,706       3,846,661
Interest-bearing checking.....................        3,403,196      2,105,949       2,535,898
Savings deposits..............................        1,558,341      3,666,023       2,586,067
Other time deposits...........................        8,403,967      9,879,644       8,795,691
                                                    -----------    -----------     -----------
          Total core deposits.................       21,308,124     22,794,831      21,986,682
Certificates of deposit of $100,000 and over..        1,978,169      2,492,888       2,070,880
                                                    -----------    -----------     -----------
          Total average deposits .............      $23,286,293    $25,287,719     $24,057,562
                                                    ===========    ===========     ===========

      Average deposits for the first quarter of 2000 were $23.3 billion, which represents decreases of $2.0 billion and $771 million, respectively, from the average deposits for the first quarter of 1999 and the fourth quarter of 1999. Adjusting for the deposits acquired in the 1999 acquisitions and the branch purchase, both actual and average total deposits have decreased approximately $4 billion from the first quarter of 1999. The decrease is attributable to several factors, including time deposits that matured and were not renewed (including higher priced deposits of acquired entities), not competing as aggressively for public fund deposits (which require pledging of investment securities), the competitive market in general, and increased competition from other investment sources (annuities, mutual funds, broker money market accounts, etc.), including Union Planters' sale of nontraditional deposit products.

SHAREHOLDERS' EQUITY

      Union Planters' total shareholders' equity decreased by $77.5 million from December 31, 1999 to $2.7 billion at March 31, 2000. The major items affecting shareholders' equity are as follows:

      -  $101.9 million decrease due to shares purchased (3.1 million shares)
      - $ 11.6 million decrease due to the net change in the unrealized loss on available for sale investment securities
      - $ 32.2 million increase due to retained net earnings (net earnings less dividends paid)
      - $ 3.8 million increase due to common stock issued for employee benefit plans

      In August 1999, the Company's Board of Directors authorized the purchase of up to 5% of Union Planters' common stock or approximately 7.1 million shares. In February 2000, the Company completed the purchase of the 7.1 million shares under this plan. On February 17, 2000, the Board of Directors authorized the purchase from time to time of up to an additional 7.1 million shares. The purchases are expected to take place over 18 to 24 months either in the open market or privately negotiated transactions. As of April 30, 2000, 665,000 shares had been purchased under this second plan.

CAPITAL ADEQUACY

The following table presents capital adequacy information for Union Planters:



                                                                                   MARCH 31,
                                                                             ---------------------    DECEMBER 31,
                                                                               2000         1999         1999
                                                                             ---------- ----------    ------------
CAPITAL ADEQUACY DATA
          Total shareholders' equity/total assets (at period end) ..........    8.09%       9.04%        8.34%
          Average shareholders' equity/average total assets ................    8.55        9.14         9.06
          Tier 1 capital/unweighted average assets (leverage ratio)(1) .....    6.48        7.83         6.65

--------------------

(1) Based on period-end capital and quarterly adjusted average assets.

      The following table presents Union Planters' risk-based capital and capital adequacy ratios. Union Planters' regulatory capital ratios qualify Union Planters for the "well-capitalized" regulatory classification.

                               RISK-BASED CAPITAL


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        ------------------------------ DECEMBER 31,
                                                                            2000            1999           1999
                                                                        --------------  -------------- --------------
                                                                                   (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
  Shareholders' equity .............................................   $  2,698,580     $  3,043,909     $  2,776,109
  Trust Preferred Securities and minority interest in consolidated
  subsidiaries .....................................................        202,241          202,206          202,232
  Less:  Goodwill and other intangibles ............................       (951,863)        (720,871)        (971,770)
         Disallowed deferred tax asset .............................         (1,661)          (1,139)          (1,053)
         Unrealized loss (gain) on available for sale securities            145,837          (47,463)         134,217
                                                                       ------------     ------------     ------------
          TOTAL TIER 1 CAPITAL .....................................      2,093,134        2,476,642        2,139,735
TIER 2 CAPITAL
  Allowance for losses on loans ....................................        292,860          272,214          282,149
  Qualifying long-term debt ........................................        445,566          461,089          445,590
  Other adjustments ................................................             --              241               --
                                                                       ------------     ------------     ------------
          TOTAL CAPITAL BEFORE DEDUCTIONS ..........................      2,831,560        3,210,186        2,867,474
  Less investment in unconsolidated subsidiaries ...................        (10,253)         (12,195)         (10,289)
                                                                       ------------     ------------     ------------
          TOTAL CAPITAL ............................................   $  2,821,307     $  3,197,991     $  2,857,185
                                                                       ============     ============     ============

RISK-WEIGHTED ASSETS ...............................................   $ 23,375,855     $ 21,704,317     $ 22,511,772
                                                                       ============     ============     ============

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital ...................................................           8.95%           11.41%            9.50%
  Total capital ....................................................          12.07            14.73            12.69

      Union Planters' shareholders' equity to total assets ratio decreased at March 31, 2000 compared to prior periods due to the Company's share purchase plans and 1999 purchase acquisitions. Regulatory capital ratios were further impacted by goodwill and other intangibles resulting from the 1999 purchase acquisitions which are deducted from capital in calculating regulatory capital. Union Planters' capital ratios still fall within the "well-capitalized" regulatory capital category.

LIQUIDITY

      Union Planters requires liquidity sufficient to meet cash requirements for deposit withdrawals, to make new loans and satisfy loan commitments, to take advantage of attractive investment opportunities, and to repay borrowings at maturity. Deposits, available for sale securities, and money market investments are Union Planters' primary sources of liquidity. Liquidity is also achieved through short-term borrowings, borrowings under available lines of credit, and issuance of securities and debt instruments in the financial markets. Union Planters has adequate liquidity to meet its operating requirements.

      Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At March 31, 2000, the parent company had cash and cash equivalents totaling $170.2 million, which compares to 264.3 million at December 31, 1999. Net working capital (total assets maturing within one year less similar liabilities) was $195.1 million, which compares to $296.5 million at December 31, 1999. The decrease in parent company liquidity relates primarily to the Company's share purchase plan.

      At April 1, 2000, the parent company could have received dividends from subsidiaries of $139.3 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries in the second quarter of 2000 will be limited by management due to capital and liquidity requirements of individual financial institutions. The payment of additional dividends by Union Planters' subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET LIABILITY AND MARKET RISK MANAGEMENT

      Union Planters' assets and liabilities are principally financial in nature and the resulting earnings, primarily net interest income, are subject to changes as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect decisions on pricing its assets and liabilities, which impacts net interest income, which is approximately 71% of Union Planters' operating revenues. As a result, a substantial part of Union Planters' risk management activities are devoted to managing interest-rate risk. Currently, Union Planters does not have any significant risks related to foreign exchange, commodities or equity risk exposure.

      INTEREST-RATE RISK. One of the most important aspects of management's efforts to sustain long-term profitability for Union Planters is the management of interest-rate risk. Management's goal is to maximize net interest income within acceptable levels of interest-rate risk and liquidity. To achieve this goal, a proper balance must be maintained between assets and liabilities with respect to size, maturity, repricing date, rate of return, and degree of risk.

      Union Planters' Funds Management Committee (the Committee) oversees the conduct of asset/liability and interest-rate management. The Committee meets monthly and reviews the outlook for the economy and interest rates, Union Planters' balance sheet structure, and yields on earning assets and rates on interest-bearing liabilities. Union Planters uses two methods, interest-rate sensitivity analysis and simulation analysis, to measure interest-rate risk.

      Interest-rate sensitivity analysis (GAP analysis) is used to monitor the amounts and timing of balances exposed to changes in interest rates, as shown in the following table. The analysis has been made at a point in time and could change significantly on a daily basis.

      As a general policy guideline, management expects the GAP position at one year not to exceed 10% of Union Planters' assets. At March 31, 2000, this position was 14% of Union Planters' total assets with $4.8 billion more liabilities repricing than assets. This position compares to December 31, 1999 which was 15% of total assets with $4.9 billion more liabilities repricing than assets.

      Even though the GAP position exceeds the policy at one year, $4.2 billion of the liabilities affecting the one year GAP are scheduled money market and savings deposits whose rates are administered by management. Total money market and savings deposits of $8.9 billion that have no contractual maturity are scheduled according to management's best estimate of their repricing in response to changes in interest rates. Even with conservative estimates of their rate sensitivity, the resulting impact on earnings at risk in simulation analysis produces results which bring interest-rate risk into an acceptable range and one not implied by GAP analysis alone. Still, management is evaluating strategies to reduce the liability sensitive position at one year.

      Interest-rate risk is evaluated by conducting balance sheet simulation analysis to project net interest income for twelve months forward under different interest rate scenarios. Each of these scenarios is compared with a base case scenario wherein current market rates and current period balances are held constant for the simulation period.

      The scenarios include immediate "shocks" to current rates of 200 basis points up and down and a "most likely" scenario in which current rates are moved according to economic forecasts and management's expectations of changes in administered rates.

      The results of these simulations are compared to policy guidelines approved by the Funds Management Committee of Union Planters. The policy limits the changes of net interest income to 20% of net operating earnings (net earnings before other significant items, net of taxes, annualized - see the "Summary of Consolidated Results" on page 15) when compared with the base case
(flat) scenario. The simulations have consistently fallen within the policy guidelines.

      At March 31, 2000, the 200 basis point immediate rise in interest rates produced a 16.4% ($66 million after-tax) decrease in net operating earnings, which compares to a 16.5% ($65 million after-tax ) decrease at December 31, 1999. The 200 basis point immediate fall in interest rates produced a 12.9% ($52 million after-tax) increase in net operating earnings versus a 12.5% ($49 million after-tax) increase at December 31, 1999. The "most likely" scenario at March 31, 2000 produced a .6% ($2 million after-tax) decrease in net operating earnings compared to a 4.9% ($19 million after-tax) decrease in net operating earnings at December 31, 1999. The "most likely" scenario at March 31, 2000 assumed the Federal Funds rate increasing from 6.00% to 6.50% over the first three months of the twelve month simulation period. At December 31, 1999, the "most likely" scenario assumed the Federal Funds rate increasing from 5.50% to 6.00% over the first six months of the twelve month simulation period.

         The key assumptions used in simulation analysis include the following

         -        prepayment rates on mortgage-related assets

         -        cash flows and maturities of all financial instruments

         -        changes in volumes and pricing

         -        future shapes of the yield curve

         -        money market spreads

         -        credit spreads

         -        deposit sensitivity

         -        management's financial capital plan

      These assumptions are inherently uncertain and, as a result, the simulation cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest-rate changes, the difference between actual experience and the characteristics assumed, and changes in market conditions and management strategies.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                  RATE SENSITIVITY ANALYSIS AT MARCH 31, 2000


                                                                      INTEREST-SENSITIVE WITHIN (1) (7)
                                     -----------------------------------------------------------------------------------------------
                                                                                                                  NON-
                                      0-90       91-180      181-365    1-3         3-5     5-15      OVER 15   INTEREST-
                                      DAYS        DAYS        DAYS     YEARS       YEARS    YEARS      YEARS     BEARING      TOTAL
                                     -------     -------    --------   ------     ------   ------    --------  -----------  --------
                                                                            (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases (2)(3)(4) ......  $  7,562    $ 1,632    $ 2,595   $ 6,230     $2,846   $  835    $   47     $   483     $22,230
  Investment securities (5)(6) ....       478        190        530     1,442      2,515    2,125       293        (231)      7,342
  Other earning assets ............       543         42         16         3         --       --        --          --         604
  Other assets ....................        --         --         --        --         --       --        --       3,175       3,175
                                     --------    -------    -------   -------     ------   ------    ------     -------     -------
          TOTAL ASSETS ............  $  8,583    $ 1,864    $ 3,141   $ 7,675     $5,361   $2,960    $  340     $ 3,427     $33,351
                                     ========    =======    =======   =======     ======   ======    ======     =======     =======

SOURCES OF FUNDS
  Money market deposits (7)(8) ....  $  1,296    $    --    $ 1,296   $ 1,335     $   --   $   --    $   --     $    --     $ 3,927
  Savings and interest-bearing
    checking deposits (7)(8) ......     1,625         --         --     1,625         --    1,674        --                   4,924
  Other time deposits .............     2,281      2,122      2,231     1,510        247       39         3          --       8,433
  Certificates of deposit of
    $100,000 and over .............       652        473        500       243         30        3        --          --       1,901
  Short-term borrowings ...........     5,082        500          2        --         --       --        --          --       5,584
  Short- and medium-term
     senior  notes ................        --         --         --        60         --       --        --          --          60
  Federal Home Loan Bank
     advances .....................       200         --          1         1         --       --        --          --         202
  Other long-term debt ............       150          1          2         1         75      401       199          --         829
  Noninterest-bearing deposits ....        --         --         --        --         --       --        --       4,186       4,186
  Other liabilities ...............        --         --         --        --         --       --        --         606         606
  Shareholders' equity ............        --         --         --        --         --       --        --       2,699       2,699
                                     --------    -------    -------   -------     ------   ------    ------     -------     -------
          TOTAL SOURCES OF FUNDS ..  $ 11,286    $ 3,096    $ 4,032   $ 4,775     $  352   $2,117    $  202     $ 7,491     $33,351
                                     ========    =======    =======   =======     ======   ======    ======     =======     =======

INTEREST-RATE SENSITIVITY GAP .....  $ (2,703)   $(1,232)   $  (891)  $ 2,900     $5,009   $  843    $  138     $(4,064)         --

CUMULATIVE INTEREST-RATE
  SENSITIVITY GAP(8) ..............    (2,703)    (3,935)    (4,826)   (1,926)     3,083    3,926     4,064          --

CUMULATIVE GAP AS A
  PERCENTAGE OF TOTAL ASSETS(8) ...        (8)%      (12)%      (14)%      (6)%        9%      12%       12%         --%
 POLICY ...........................       none        15%        10%        5%        >0%      >0%       >0%

--------------------

Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2) Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities are estimated based on the currently prevailing principal prepayment patterns of comparable mortgage-backed securities.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest-rate forecasts in conjunction with the latest three-month historical prepayment schedules.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits, interest-bearing checking, and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money market, interest-bearing checking, and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (26%), (30%), (28%), and (11%) for the 0-90 Days, 91-180 Days 181-365 Days and 1-3
         Years categories and positive 4%, 12%, and 12%, respectively, for the 3-5 Years, 5-15 Years, and over 15 Years categories at March 31, 2000.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      During the period covered by this report, there have been no new material legal proceedings or material developments in pending material litigation to which Union Planters or any of its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to their business. Information concerning legal proceedings is contained in Item 3,
Part I of Union Planters' 1999 Form 10-K , Note 20 to Union Planters' consolidated financial statements on page 70 of the 1999 Annual Report, and Note 12 to Union Planters' unaudited interim consolidated financial statements included herein under Item 1 of Part I.

ITEM 2 -- CHANGES IN SECURITIES
      None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5 -- OTHER INFORMATION
      None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
     a)    Exhibits:

           11 Computation of Per Share Earnings (incorporated by reference to Note 10 to Union Planters' unaudited interim consolidated financial statements included herein)

           27       Financial Data Schedule (for SEC use only)

     b)    Reports on Form 8-K:


      Date of Current Report                                           Subject
--------------------------------                       -------------------------------------
      1.   January 20, 2000                            Press release announcing year ended
                                                       December 31, 1999 net earnings, reported under
                                                       Item 5

      2.   April 20, 2000                              Press release announcing first quarter 2000
                                                       net earnings, reported under Item 5

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                                UNION PLANTERS CORPORATION
                                                     ---------------------------------------------
                                                                     (Registrant)


Date:      May 8, 2000
     ---------------------------



                                                     By:       /s/ Benjamin W. Rawlins, Jr.
                                                        --------------------------------------------
                                                               Benjamin W. Rawlins, Jr.
                                                               Chairman and Chief Executive Officer



                                                     By:       /s/ Bobby L. Doxey
                                                         -------------------------------------------
                                                               Bobby L. Doxey
                                                               Senior Executive Vice President and
                                                               Chief Financial Officer



                                                     By:       /s/ M. Kirk Walters
                                                        --------------------------------------------
                                                               M. Kirk Walters
                                                               Executive Vice President and
                                                               Chief Accounting Officer

                          UNION PLANTERS CORPORATION
                                 EXHIBIT INDEX




      EXHIBIT NO.                                                                    DESCRIPTION
----------------------                          ------------------------------------------------------------------------------------
      11                                        Computation of Per Share Earnings (incorporated by reference to Note 10 to Union
                                                Planters' unaudited interim consolidated financial statements included herein)

      27                                        Financial Data Schedule (for SEC use only)