Form 10-Q
period 2000-06-30
UNION PLANTERS CORP
filed 2000-08-10
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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


                              Yes [X]      No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



          Class                                     Outstanding at July 31, 2000
-------------------------                           ----------------------------
Common stock $5 par value                                   134,740,096

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                      INDEX


                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - June 30, 2000,
                June 30, 1999, and December 31, 1999...................................3

           b)   Consolidated Statement of Earnings -
                Three and Six Months Ended June 30, 2000 and 1999......................4

           c)   Consolidated Statement of Changes in Shareholders' Equity -
                Six Months Ended June 30, 2000 ........................................5

           d)   Consolidated Statement of Cash Flows -
                Six Months Ended June 30, 2000 and 1999................................6

           e)   Notes to Unaudited Consolidated Financial Statements...................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........................13

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk............31


PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings.....................................................34

      Item 2.   Changes in Securities.................................................34

      Item 3.   Defaults Upon Senior Securities.......................................34

      Item 4.   Submission of Matters to a Vote of Security Holders...................34

      Item 5.   Other Information.....................................................34

      Item 6.   Exhibits and Reports on Form 8-K......................................34

      Signatures......................................................................35

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                                          JUNE 30,               DECEMBER 31,
                                                                               ------------------------------    ------------
                                                                                   2000              1999            1999
                                                                               ------------      ------------    ------------
                                                                                              (DOLLARS IN THOUSANDS)

  Cash and due from banks ..................................................   $  1,006,884      $  1,140,966    $  1,127,902
  Interest-bearing deposits at financial institutions ......................         28,819            49,808          73,062
  Federal funds sold and securities purchased under agreements to resell ...         72,389           120,762          51,117
  Trading account assets ...................................................        202,019           282,199         315,734
  Loans held for resale ....................................................        356,934           403,520         430,690
  Available for sale securities (Amortized cost: $7,192,127,
    $8,035,376, and $7,685,096, respectively) ..............................      6,954,593         7,939,035       7,472,455
  Loans ....................................................................     23,342,893        20,263,128      21,474,498
    Less: Unearned income ..................................................        (14,703)          (32,016)        (28,098)
          Allowance for losses on loans ....................................       (345,858)         (340,586)       (342,300)
                                                                               ------------      ------------    ------------
       Net loans ...........................................................     22,982,332        19,890,526      21,104,100
  Premises and equipment, net ..............................................        622,892           584,717         637,628
  Accrued interest receivable ..............................................        288,231           281,752         287,231
  FHA/VA claims receivable .................................................         88,445           137,337         108,618
  Mortgage servicing rights, net ...........................................        132,985           115,033         122,110
  Goodwill and other intangibles, net ......................................        985,361           725,046         975,432
  Other assets .............................................................        504,929           589,471         574,274
                                                                               ------------      ------------    ------------
          TOTAL ASSETS .....................................................   $ 34,226,813      $ 32,260,172    $ 33,280,353
                                                                               ============      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Noninterest-bearing ....................................................   $  4,097,788      $  4,236,678    $  4,035,189
    Certificates of deposit of $100,000 and over ...........................      2,485,447         2,120,692       1,963,347
    Other interest-bearing .................................................     16,707,120        18,450,271      17,373,580
                                                                               ------------      ------------    ------------
          Total deposits ...................................................     23,290,355        24,807,641      23,372,116
  Short-term borrowings ....................................................      5,526,280         2,596,517       5,422,504
  Short- and medium-term senior notes ......................................        660,000           105,000          60,000
  Federal Home Loan Bank advances ..........................................        601,506           208,463         203,032
  Other long-term debt .....................................................        829,057           894,798         854,738
  Accrued interest, expenses, and taxes ....................................        282,583           247,195         202,303
  Other liabilities ........................................................        338,362           427,486         389,551
                                                                               ------------      ------------    ------------
          TOTAL LIABILITIES ................................................     31,528,143        29,287,100      30,504,244
                                                                               ------------      ------------    ------------

  Commitments and contingent liabilities ...................................             --                --              --
  Shareholders' equity
    Convertible preferred stock ............................................         19,983            22,134          20,875
    Common stock, $5 par value; 300,000,000 shares authorized;
       134,731,904 issued and outstanding (142,712,856 at June 30, 1999,
       and 138,487,381 at December 31, 1999) ...............................        673,660           713,564         692,437
    Additional paid-in capital .............................................        752,846           770,932         755,306
    Retained earnings ......................................................      1,424,808         1,541,608       1,453,468
    Unearned compensation ..................................................        (22,273)          (13,595)        (11,760)
    Accumulated other comprehensive income--unrealized loss on
      available for sale securities, net of income taxes ...................       (150,354)          (61,571)       (134,217)
                                                                               ------------      ------------    ------------
          TOTAL SHAREHOLDERS' EQUITY .......................................      2,698,670         2,973,072       2,776,109
                                                                               ------------      ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................   $ 34,226,813      $ 32,260,172    $ 33,280,353
                                                                               ============      ============    ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                 JUNE 30,                JUNE 30,
                                                                          --------------------   -----------------------
                                                                            2000        1999        2000         1999
                                                                          --------    --------   ----------   ----------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans ........................................     $500,527    $428,335   $  970,290   $  846,106
  Interest on investment securities
    Taxable .........................................................       98,491     107,518      200,182      214,098
    Tax-exempt ......................................................       16,293      17,633       33,106       35,093
  Interest on deposits at financial institutions ....................          193         450          513        1,437
  Interest on federal funds sold and securities purchased under
    agreements to resell ............................................        1,578         963        2,607        1,832
  Interest on trading account assets ................................        3,362       3,934        8,416        7,529
  Interest on loans held for resale .................................        6,300       6,468       12,618       13,791
                                                                          --------    --------   ----------   ----------
          Total interest income .....................................      626,744     565,301    1,227,732    1,119,886
                                                                          --------    --------   ----------   ----------

INTEREST EXPENSE
  Interest on deposits ..............................................      200,594     206,296      390,562      419,300
  Interest on short-term borrowings .................................       94,381      26,088      171,077       45,342
  Interest on long-term debt ........................................       20,417      21,328       39,991       47,958
                                                                          --------    --------   ----------   ----------
          Total interest expense ....................................      315,392     253,712      601,630      512,600
                                                                          --------    --------   ----------   ----------

          NET INTEREST INCOME .......................................      311,352     311,589      626,102      607,286
PROVISION FOR LOSSES ON LOANS .......................................       19,699      17,740       37,002       34,019
                                                                          --------    --------   ----------   ----------

          NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS ...      291,653     293,849      589,100      573,267
                                                                          --------    --------   ----------   ----------

NONINTEREST INCOME
  Service charges on deposit accounts ...............................       44,667      42,523       86,698       81,390
  Mortgage banking revenue ..........................................       24,945      24,215       47,817       51,702
  Bank card income ..................................................        9,391       8,083       17,813       11,043
  Factoring commissions .............................................        7,542       7,403       14,686       14,431
  Trust service income ..............................................        6,567       7,004       13,232       13,714
  Profits and commissions from trading activities ...................        1,253       1,519        2,716        1,864
  Investment securities gains .......................................           77       3,181           77        3,192
  Other income ......................................................       44,058      46,788       83,030       89,634
                                                                          --------    --------   ----------   ----------
          Total noninterest income ..................................      138,500     140,716      266,069      266,970
                                                                          --------    --------   ----------   ----------

NONINTEREST EXPENSE
  Salaries and employee benefits ....................................      127,567     129,871      256,298      253,101
  Net occupancy expense .............................................       23,550      21,676       46,949       41,911
  Equipment expense .................................................       21,329      20,218       42,404       39,238
  Goodwill and other intangibles amortization .......................       15,862      12,285       31,709       25,148
  Other expense .....................................................       87,577      90,959      170,230      173,850
                                                                          --------    --------   ----------   ----------
          Total noninterest expense .................................      275,885     275,009      547,590      533,248
                                                                          --------    --------   ----------   ----------

          EARNINGS BEFORE INCOME TAXES ..............................      154,268     159,556      307,579      306,989
Income taxes ........................................................       51,383      53,792      103,357      103,875
                                                                          --------    --------   ----------   ----------
          NET EARNINGS ..............................................     $102,885    $105,764   $  204,222   $  203,114
                                                                          ========    ========   ==========   ==========

          NET EARNINGS APPLICABLE TO COMMON SHARES ..................     $102,483    $105,318   $  203,408   $  202,210
                                                                          ========    ========   ==========   ==========

EARNINGS PER COMMON SHARE
          Basic .....................................................     $   0.76    $   0.74   $     1.50   $     1.42
          Diluted ...................................................         0.76        0.73         1.49         1.40

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
          Basic .....................................................      134,794     142,574      135,670      142,417
          Diluted ...................................................      136,268     144,798      137,170      144,737

                  The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                           UNREALIZED
                                                                                                            LOSS ON
                                          CONVERTIBLE             ADDITIONAL                               AVAILABLE
                                           PREFERRED   COMMON      PAID-IN     RETAINED      UNEARNED      FOR SALE
                                             STOCK      STOCK      CAPITAL     EARNINGS    COMPENSATION    SECURITIES      TOTAL
                                          ----------- ---------   ----------  -----------  ------------    ----------  -----------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2000 ...............   $  20,875  $ 692,437   $ 755,306   $ 1,453,468    $(11,760)     $(134,217)  $ 2,776,109
Comprehensive income
  Net earnings .........................          --         --          --       204,222          --             --       204,222
  Other comprehensive income,
     net of taxes:
     Net change in the unrealized
        losses on available for sale
        securities .....................          --         --          --            --          --        (16,137)      (16,137)
                                                                                                                       -----------
          Total comprehensive income ...                                                                                   188,085
Cash dividends
  Common stock, $1.00 per share ........          --         --          --      (136,345)         --             --      (136,345)
  Preferred stock, $1.00 per share .....          --         --          --          (814)         --             --          (814)
Common stock issued under
  employee benefit plans,
  net of stock exchanged ...............          --      3,376      21,364          (341)    (10,513)            --        13,886
Conversion of preferred stock ..........        (892)       223         669            --          --             --            --
Common stock purchased
  and retired ..........................          --    (22,376)    (24,493)      (95,382)         --             --      (142,251)
                                           ---------  ---------   ---------   -----------    --------      ---------   -----------
BALANCE, JUNE 30, 2000 .................   $  19,983  $ 673,660   $ 752,846   $ 1,424,808    $(22,273)     $(150,354)  $ 2,698,670
                                           =========  =========   =========   ===========    ========      =========   ===========



                                               BEFORE-TAX            TAX            NET OF TAX
                                                 AMOUNT            BENEFIT            AMOUNT
                                               ----------          -------          ----------

DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Change in the unrealized losses
     on available for sale securities
     arising during the period .........        $(24,816)          $ 8,726           $(16,090)
  Less: reclassification for losses
            included in net income .....              77               (30)                47
                                                --------           -------           --------
  Net change in the unrealized losses
    on available for sale securities ...        $(24,893)          $ 8,756           $(16,137)
                                                ========           =======           ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                             ----------------------------------
                                                                                                 2000                  1999
                                                                                             ------------          ------------
                                                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings ........................................................................      $    204,222          $    203,114
  Reconciliation of net earnings to net cash provided by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA foreclosure claims ...            37,767                34,534
    Depreciation and amortization of premises and equipment ...........................            39,686                31,919
    Amortization of goodwill and other intangibles ....................................            31,709                25,148
    Amortization of mortgage servicing rights .........................................             9,295                10,588
    Net amortization of investment securities .........................................                26                17,146
    Net realized gains on sales of investment securities ..............................               (77)               (3,192)
    Deferred income tax expense (benefit) .............................................             6,125               (19,025)
    Decrease in assets
        Trading account assets and loans held for resale ..............................           187,471                37,114
        Other assets ..................................................................           102,900                48,787
    Increase (decrease) in accrued interest, expenses, taxes, and other liabilities ...             8,597               (70,118)
    Other, net ........................................................................             2,394                 5,616
                                                                                             ------------          ------------
          Net cash provided by operating activities ...................................           630,115               321,631
                                                                                             ------------          ------------

INVESTING ACTIVITIES
  Net decrease in short-term investments ..............................................            44,245               767,174
  Proceeds from sales of available for sale securities ................................           401,088               837,508
  Proceeds from maturities, calls, and prepayments of available for sale securities ...           636,231             3,685,117
  Purchases of available for sale securities ..........................................          (545,254)           (4,226,403)
  Net (increase) decrease in loans ....................................................        (1,931,897)              617,470
  Net cash (paid for) received from acquisitions ......................................           (38,703)               21,117
  Purchases of premises and equipment, net ............................................           (23,564)              (35,079)
                                                                                             ------------          ------------
          Net cash provided (used) by investing activities ............................        (1,457,854)            1,666,904
                                                                                             ------------          ------------

FINANCING ACTIVITIES
  Net decrease in deposits ............................................................           (80,595)           (2,419,632)
  Net increase in short-term borrowings ...............................................           703,776               738,624
  Proceeds from long-term debt ........................................................           600,000                    --
  Repayment of long-term debt .........................................................          (227,707)             (231,573)
  Proceeds from issuance of common stock ..............................................            11,940                12,778
  Purchase and retirement of common stock .............................................          (142,251)              (49,408)
  Cash dividends paid .................................................................          (137,170)             (143,835)
  Other, net ..........................................................................                --                    57
                                                                                             ------------          ------------
          Net cash provided (used) by financing activities ............................           727,993            (2,092,989)
                                                                                             ------------          ------------

  Net decrease in cash and cash equivalents ...........................................           (99,746)             (104,454)
  Cash and cash equivalents at the beginning of the period ............................         1,179,019             1,366,182
                                                                                             ------------          ------------
  Cash and cash equivalents at the end of the period ..................................      $  1,079,273          $  1,261,728
                                                                                             ============          ============

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest ..........................................................................      $    565,038          $    530,453
    Income taxes ......................................................................            49,536               100,865
  Unrealized loss on available for sale securities ....................................          (237,534)              (96,341)

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

NOTE 2. ACQUISITIONS

         On April 26, 2000, Union Planters Bank, National Association (UPB), the Company's principal subsidiary, completed the acquisition of Strategic Outsourcing, Inc. (SOI) which is headquartered in Charlotte, North Carolina. SOI is one of the largest providers of professional employment organization services (e.g., workers' compensation management, employee benefits management, payroll administration, safety and risk management, human resources administration, and compliance administration) in the United States. Clients, which are small and mid-sized businesses, are provided integrated and cost-effective approaches to the management of critical human resources responsibilities and employer risks. The cash purchase price for this acquisition was approximately $45.9 million (excluding up to $10 million of future contingent consideration). Goodwill resulting from the acquisition totaled $46.5 million. Pro forma information has been omitted because the acquisition is not significant to the consolidated results of Union Planters.

NOTE 3. LOANS

         Loans are summarized by type as follows:


                                                                               JUNE 30,
                                                                   --------------------------------         DECEMBER 31,
                                                                       2000                1999                 1999
                                                                   -----------          -----------         ------------
                                                                                   (DOLLARS IN THOUSANDS)

                  Commercial, financial, and agricultural ...      $ 5,245,722          $ 4,156,973          $ 4,799,840
                  Foreign ...................................          519,890              319,050              374,814
                  Accounts receivable - factoring ...........          645,021              613,695              555,128
                  Real estate - construction ................        1,864,718            1,252,069            1,581,164
                  Real estate - mortgage
                    Secured by 1-4 family residential .......        6,355,931            5,243,449            5,554,943
                    FHA/VA government-insured/guaranteed ....          447,815              598,046              519,213
                    Other mortgage ..........................        4,667,239            4,696,723            4,591,110
                  Home equity ...............................          638,528              538,219              584,546
                  Consumer ..................................        2,856,268            2,778,164            2,835,014
                  Direct lease financing ....................          101,761               66,740               78,726
                                                                   -----------          -----------          -----------
                            TOTAL LOANS .....................      $23,342,893          $20,263,128          $21,474,498
                                                                   ===========          ===========          ===========

         Nonperforming loans are summarized as follows:


                                                                JUNE 30,        DECEMBER 31,
                                                                  2000              1999
                                                                --------        ------------
                                                                   (DOLLARS IN THOUSANDS)

                  Nonaccrual loans ......................       $127,685          $127,766
                  Restructured loans ....................          1,680             1,878
                                                                --------          --------
                            TOTAL NONPERFORMING LOANS ...       $129,365          $129,644
                                                                ========          ========

                  FHA/VA GOVERNMENT-INSURED/GUARANTEED
                    LOANS ON NONACCRUAL STATUS ..........       $  4,408          $  6,613
                                                                ========          ========

NOTE 4. ALLOWANCE FOR LOSSES ON LOANS

         The changes in the allowance for losses on loans for the three and six months ended June 30, 2000 are summarized as follows:


                                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                     JUNE 30, 2000       JUNE 30, 2000
                                                                  ------------------   ----------------
                                                                           (DOLLARS IN THOUSANDS)

                  BEGINNING BALANCE ............................       $ 345,821           $ 342,300
                  Provision for losses on loans ................          19,699              37,002
                  Recoveries of loans previously charged off ...          13,729              28,904
                  Loans charged off ............................         (33,391)            (62,348)
                                                                       ---------           ---------
                  BALANCE, JUNE 30, 2000 .......................       $ 345,858           $ 345,858
                                                                       =========           =========

NOTE 5. INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities are summarized as follows:


                                                                                                JUNE 30, 2000
                                                                            ----------------------------------------------------
                                                                                                  UNREALIZED
                                                                             AMORTIZED      ---------------------
                                                                               COST          GAINS        LOSSES      FAIR VALUE
                                                                            ----------      -------      --------     ----------
                                                                                             (DOLLARS IN THOUSANDS)
                  AVAILABLE FOR SALE SECURITIES
                  U.S. Government obligations
                    U.S. Treasury .................................         $  137,149      $   103      $  1,107     $  136,145
                    U.S. Government agencies
                      Collateralized mortgage obligations .........          2,399,526          976        98,077      2,302,425
                      Mortgage-backed .............................            538,132        1,244        18,420        520,956
                      Other .......................................            906,874          645        26,190        881,329
                                                                            ----------      -------      --------     ----------
                            Total U.S. Government obligations .....          3,981,681        2,968       143,794      3,840,855
                  Obligations of states and political subdivisions           1,248,268       12,629        32,152      1,228,745
                  Other stocks and securities .....................          1,962,178        2,773        79,958      1,884,993
                                                                            ----------      -------      --------     ----------
                            TOTAL AVAILABLE FOR SALE SECURITIES ...         $7,192,127      $18,370      $255,904     $6,954,593
                                                                            ==========      =======      ========     ==========


                                                                                             DECEMBER 31, 1999
                                                                            ----------------------------------------------------
                                                                                                  UNREALIZED
                                                                             AMORTIZED      ---------------------
                                                                               COST          GAINS        LOSSES      FAIR VALUE
                                                                            ----------      -------      --------     ----------
                                                                                             (DOLLARS IN THOUSANDS)
                  AVAILABLE FOR SALE SECURITIES
                  U.S. Government obligations
                    U.S. Treasury .................................         $  165,335       $   398     $  1,190     $  164,543
                    U.S. Government agencies
                      Collateralized mortgage obligations .........          2,440,301           498       85,350      2,355,449
                      Mortgage-backed .............................            650,125         3,507       16,870        636,762
                      Other .......................................          1,048,180         1,879       26,232      1,023,827
                                                                            ----------       -------     --------     ----------
                            Total U.S. Government obligations .....          4,303,941         6,282      129,642      4,180,581
                  Obligations of states and political subdivisions           1,303,088        13,902       43,845      1,273,145
                  Other stocks and securities .....................          2,078,067         3,510       62,848      2,018,729
                                                                            ----------       -------     --------     ----------
                            TOTAL AVAILABLE FOR SALE SECURITIES ...         $7,685,096       $23,694     $236,335     $7,472,455
                                                                            ==========       =======     ========     ==========

         Investment securities having a fair value of approximately $4.0 billion and $2.8 billion at June 30, 2000 and December 31, 1999, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank (FHLB) advances.

         The following table presents the gross realized gains and losses on available for sale investment securities for the three and six months ended June 30, 2000 and 1999 (Dollars in thousands).


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                           ----------------------          ----------------------
                                            2000            1999            2000            1999
                                           ------          ------          ------          ------

                  Realized gains ....      $1,696          $5,091          $1,696          $5,159
                  Realized losses ...       1,619           1,910           1,619           1,967

NOTE 6. OTHER NONINTEREST INCOME AND EXPENSE


                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED,
                                                                         JUNE 30,                             JUNE 30,
                                                               ----------------------------        -----------------------------
                                                                  2000               1999             2000                1999
                                                               ---------          ---------        ---------           ---------
                                                                                    (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  ATM transaction fees ..................................      $   7,457          $   6,074        $  14,861           $  11,266
  Brokerage fee income ..................................          4,602              4,922            9,590               9,650
  Annuity sales income ..................................          3,366              5,567            7,992               9,835
  Insurance commissions .................................          4,883              4,431            8,733               8,442
  Letters of credit fees ................................          1,823              1,810            3,437               3,168
  Gain on sales of branches/deposits and other assets ...            986              1,403            1,490               2,934
  Gain on sale of FHA/VA loans ..........................             --                 --               --               5,317
  Gain on sale of credit card portfolio .................             --                874               --               3,268
  Gain on sale of corporate trust business ..............             --              2,417               --               2,417
  Earnings (losses ) of equity method investments .......           (214)               417             (771)               (130)
  Reversion of excess assets of a pension plan
     of an acquired entity ..............................          4,762                 --            4,762                  --
  Other income ..........................................         16,393             18,873           32,936              33,467
                                                               ---------          ---------        ---------           ---------
          TOTAL OTHER NONINTEREST INCOME ................      $  44,058          $  46,788        $  83,030           $  89,634
                                                               =========          =========        =========           =========

OTHER NONINTEREST EXPENSE
  Communications ........................................      $   9,186          $   8,302        $  19,356           $  16,360
  Other contracted services .............................          8,874              9,299           16,830              16,415
  Postage and carrier ...................................          7,305              7,858           14,606              15,143
  Stationery and supplies ...............................          6,534              9,347           12,972              16,180
  Merchant interchange fees .............................          6,525              3,898           12,280               7,048
  Advertising and promotion .............................          8,676              6,789           14,080              13,480
  Amortization of mortgage servicing rights .............          4,707              4,731            9,295              10,588
  Other personnel services ..............................          3,106              4,544            6,653               8,912
  Legal fees ............................................          3,505              2,932            6,122               6,245
  Travel ................................................          2,669              2,947            5,071               5,604
  Consultant fees .......................................          1,315              2,294            3,421               4,328
  Federal Reserve fees ..................................          1,632              1,282            3,291               2,602
  Accounting and audit fees .............................          1,849              1,114            3,463               2,532
  Other real estate expense .............................          1,321              1,477            2,788               2,899
  Brokerage and clearing fees on trading activities .....          1,382              1,509            2,826               2,585
  Taxes other than income ...............................          2,125              2,248            3,454               3,978
  FDIC insurance ........................................          1,266              1,526            2,466               3,036
  Dues, subscriptions, and contributions ................          1,095                951            2,028               2,259
  Insurance .............................................            913                696            1,730               1,232
  Provision for losses on FHA/VA foreclosure claims .....            364                 --              464                 250
  Miscellaneous charge-offs .............................          2,750              2,762            2,825               5,148
  Other expense .........................................         10,478             14,453           24,209              27,026
                                                               ---------          ---------        ---------           ---------
          TOTAL OTHER NONINTEREST EXPENSE ...............      $  87,577          $  90,959        $ 170,230           $ 173,850
                                                               =========          =========        =========           =========

NOTE 7. INCOME TAXES

         Income taxes for the six months ended June 30, 2000, were $103.4 million, resulting in an effective tax rate of 33.60%. Income taxes for the same period in 1999 were $103.9 million, resulting in an effective tax rate of 33.84%. The decrease in the effective rate in 2000, as compared to 1999, is due primarily to the change in the mix of taxable and nontaxable revenues.

         At June 30, 2000, Union Planters had a net deferred tax asset of $259.6 million compared to $254.7 million at December 31, 1999. The net deferred tax asset includes a deferred tax asset related to the net unrealized loss on available for sale securities of $87.2 million and $78.4 million at those dates, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient taxable income to realize these deferred tax benefits in full. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

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

         Short-term borrowings are summarized as follows:


                                                                                             JUNE 30,            DECEMBER 31,
                                                                                    -------------------------    ------------
                                                                                       2000           1999           1999
                                                                                    ----------     ----------     ----------
                                                                                             (DOLLARS IN THOUSANDS)

Balances at period end:
Short-term FHLB advances ....................................................       $2,775,000     $  900,000     $3,000,000
Federal funds purchased .....................................................        1,380,754        333,737        945,869
Securities sold under agreements to repurchase ..............................        1,370,078      1,362,241      1,476,142
Other short-term borrowings .................................................              448            539            493
                                                                                    ----------     ----------     ----------
          Total short-term borrowings .......................................       $5,526,280     $2,596,517     $5,422,504
                                                                                    ==========     ==========     ==========

Federal funds purchased and securities sold under agreements to repurchase
  Daily average balance .....................................................       $2,501,508     $1,906,142     $1,980,674
  Weighted average interest rate ............................................             5.61%          4.42%          4.62%
Short-term FHLB advances
  Daily average balance .....................................................       $3,012,839     $  142,612     $  928,493
  Weighted average interest rate ............................................             6.22%          5.09%          5.42%

SHORT- AND MEDIUM-TERM SENIOR NOTES

         UPB has a $5 billion senior and subordinated bank note program to supplement UPB's funding sources. Under the program, UPB may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes), and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At June 30, 2000 and 1999 and December 31, 1999, UPB had no Subordinated Notes outstanding under this program. At June 30 and December 31, 1999, UPB had no Short-Term Senior Notes outstanding. A summary of the Short-Term and Medium-Term Senior Notes outstanding follows.


                                       SHORT-TERM
                                      SENIOR NOTES                   MEDIUM-TERM SENIOR NOTES
                                      -------------    ----------------------------------------------------
                                      JUNE 30, 2000    JUNE 30, 2000     JUNE 30, 1999    DECEMBER 31, 1999
                                      -------------    -------------     -------------    -----------------
                                                             (DOLLARS IN THOUSANDS)

         Balances at period end...    $     600,000    $      60,000     $      105,000     $      60,000
         Variable-rate notes......               --               --                 --                --
         Fixed-rate notes.........          600,000           60,000            105,000            60,000
         Range of maturities......     8/00 - 10/00     8/01 - 10/01      10/99 - 10/01      8/01 - 10/01

FEDERAL HOME LOAN BANK ADVANCES

         Certain of Union Planters' banking and thrift subsidiaries had outstanding advances, with original maturity dates of greater than one year, from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At June 30, 2000, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.


                                                     JUNE 30,
                                           ----------------------------    DECEMBER 31,
                                               2000            1999            1999
                                           ------------    ------------    ------------
                                                     (DOLLARS IN THOUSANDS)

         Balance at period end........     $    601,506    $    208,463    $    203,032
         Range of interest rates......      1.75 - 6.63%    3.25 - 6.85%    1.75 - 6.85%
         Range of maturities..........      2001 - 2015     2000 - 2015     2000 - 2015

OTHER LONG-TERM DEBT

         Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the 1999 Annual Report for additional information regarding these borrowings.


                                                                                                  JUNE 30,
                                                                                           ----------------------    DECEMBER 31,
                                                                                             2000          1999          1999
                                                                                           --------      --------    ------------
                                                                                                   (DOLLARS IN THOUSANDS)

         Corporation-Obligated Mandatorily Redeemable Capital Pass-through
           Securities of Subsidiary Trust holding solely a Corporation-Guaranteed
           Related Subordinated Note (Trust Preferred Securities) ..................       $199,062      $199,027      $199,044
         Variable-rate asset-based certificates ....................................        150,000       201,509       175,000
         6 3/4% Subordinated Notes due 2005 ........................................         99,684        99,625        99,655
         6.25% Subordinated Notes due 2003 .........................................         74,327        74,774        74,800
         6.5% Putable/Callable Subordinated Notes due 2018 .........................        300,962       301,623       301,055
         Other long-term debt ......................................................          5,022        18,240         5,184
                                                                                           --------      --------      --------
                   TOTAL OTHER LONG-TERM DEBT ......................................       $829,057      $894,798      $854,738
                                                                                           ========      ========      ========

NOTE 9. SHAREHOLDERS' EQUITY

PREFERRED STOCK

         Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:


                                                                                                JUNE 30,
                                                                                       -------------------------       DECEMBER 31,
                                                                                         2000             1999             1999
                                                                                       --------         --------       ------------
                                                                                                 (DOLLARS IN THOUSANDS)

         Preferred stock, without par value, 10,000,000 shares authorized
           Series F Preferred Stock
             300,000 shares authorized, none issued ...........................        $     --         $     --         $     --
           Series E, 8% Cumulative, Convertible,
             Preferred Stock (stated at liquidation value of $25 per share),
              799,333 shares issued and outstanding (885,354 at June 30, 1999
              and 835,006 at December 31, 1999) ...............................          19,983           22,134           20,875
                                                                                       --------         --------         --------
                   TOTAL PREFERRED STOCK ......................................        $ 19,983         $ 22,134         $ 20,875
                                                                                       ========         ========         ========

NOTE 10. EARNINGS PER SHARE

         The calculation of net earnings per share is summarized as follows:


                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                           JUNE 30,
                                                                 -----------------------------      -----------------------------
                                                                     2000             1999              2000             1999
                                                                 ------------    -------------      ------------     ------------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         BASIC
           Net earnings ...............................          $    102,885    $     105,764      $    204,222     $    203,114
             Less preferred dividends .................                   402              446               814              904
                                                                 ------------    -------------      ------------     ------------
           Net earnings applicable to common shares ...          $    102,483    $     105,318      $    203,408     $    202,210
                                                                 ============    =============      ============     ============

           Average common shares outstanding ..........           134,794,456      142,574,377       135,670,414      142,417,387
                                                                 ============    =============      ============     ============

           Net earnings per common share -- basic .....          $        .76    $         .74      $       1.50     $       1.42
                                                                 ============    =============      ============     ============

         DILUTED
           Net earnings ...............................          $    102,885    $     105,764      $    204,222     $    203,114
           Elimination of interest on convertible debt                     --              (63)               --               20
                                                                 ------------    -------------      ------------     ------------
           Net earnings applicable to common shares ...          $    102,885    $     105,701      $    204,222     $    203,134
                                                                 ============    =============      ============     ============

           Average common shares outstanding ..........           134,794,456      142,574,377       135,670,414      142,417,387
           Stock option adjustment ....................               453,559          875,418           470,756          941,836
           Preferred stock adjustment .................             1,019,883        1,135,295         1,029,081        1,147,331
           Effect of other dilutive securities ........                    --          212,758                --          230,149
                                                                 ------------    -------------      ------------     ------------
           Average common shares outstanding ..........           136,267,898      144,797,848       137,170,251      144,736,703
                                                                 ============    =============      ============     ============

           Net earnings per common share -- diluted ...          $        .76    $         .73      $       1.49     $       1.40
                                                                 ============    =============      ============     ============

NOTE 11. LINES OF BUSINESS REPORTING


                                         THREE MONTHS ENDED JUNE 30, 2000                   SIX MONTHS ENDED JUNE 30, 2000
                                  -----------------------------------------------  ------------------------------------------------
                                                 OTHER                                            OTHER
                                               OPERATING    PARENT   CONSOLIDATED               OPERATING   PARENT     CONSOLIDATED
                                    BANKING      UNITS      COMPANY     TOTAL       BANKING       UNITS     COMPANY       TOTAL
                                  -----------  ----------  --------  ------------ -----------  ----------  ---------   ------------
                                                                       (DOLLARS IN THOUSANDS)
Net interest income ............. $   300,383  $   14,040  $ (3,071) $   311,352  $   604,473  $   27,245  $  (5,616)  $   626,102
Provision for losses on loans ...     (15,899)     (3,800)       --      (19,699)     (30,347)     (6,655)        --       (37,002)
Noninterest income(1)  ..........      83,701      49,976       (16)     133,661      162,107      99,469       (346)      261,230
Noninterest expense .............    (226,191)    (47,657)   (2,037)    (275,885)    (452,241)    (91,201)    (4,148)     (547,590)
Other significant items, net ....       4,839          --        --        4,839        4,839          --         --         4,839
                                  -----------  ----------  --------  -----------  -----------  ----------  ---------   -----------
Earnings before taxes(1) ........ $   146,833  $   12,559  $ (5,124) $   154,268  $   288,831  $   28,858  $ (10,110)  $   307,579
                                  ===========  ==========  ========  ===========  ===========  ==========  =========   ===========

Average assets .................. $31,314,121  $2,412,930  $136,332  $33,863,383  $30,959,772  $2,454,186  $ 144,141   $33,558,099
                                  ===========  ==========  ========  ===========  ===========  ==========  =========   ===========


                                         THREE MONTHS ENDED JUNE 30, 1999                   SIX MONTHS ENDED JUNE 30, 1999
                                  -----------------------------------------------  ------------------------------------------------
                                                 OTHER                                             OTHER
                                               OPERATING    PARENT   CONSOLIDATED                OPERATING   PARENT    CONSOLIDATED
                                    BANKING      UNITS      COMPANY     TOTAL        BANKING       UNITS     COMPANY      TOTAL
                                  -----------  ----------  --------  ------------  -----------  ----------  ---------  ------------
                                                                       (DOLLARS IN THOUSANDS)
Net interest income ............. $   298,517  $   15,745  $ (2,673) $    311,589  $   576,994  $   35,091  $  (4,799) $    607,286
Provision for losses on loans ...     (15,509)     (2,231)       --       (17,740)     (30,508)     (3,511)        --       (34,019)
Noninterest income (1) ..........      75,130      52,707       (37)      127,800      138,646     106,019        136       244,801
Noninterest expense .............    (226,781)    (45,889)   (2,078)     (274,748)    (438,314)    (89,830)    (4,843)     (532,987)
Other significant items, net ....       8,647       2,623     1,385        12,655       11,000       9,483      1,425        21,908
                                  -----------  ----------  --------  ------------  -----------  ----------  ---------  ------------
Earnings before taxes (1) ....... $   140,004  $   22,955  $ (3,403) $    159,556  $   257,818  $   57,252  $  (8,081) $    306,989
                                  ===========  ==========  ========  ============  ===========  ==========  =========  ============

Average assets .................. $30,045,750  $2,718,084  $224,964  $ 32,988,798  $29,630,962  $2,805,984  $ 234,233  $ 32,671,179
                                  ===========  ==========  ========  ============  ===========  ==========  =========  ============


--------------------
(1) Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $89.8 million and $24.6 million for the three months ended June 30, 2000 and 1999, respectively, and $160.4 million and $109.1 million, respectively, for the six months ended June 30, 2000 and 1999.

NOTE 12. CONTINGENT LIABILITIES

         Union Planters and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of Union Planters' 1999 10-K, in Note 20 to Union Planters' consolidated financial statements on page 70 of the 1999 Annual Report, and in Note 12 of the Company's Quarterly Reports on Form 10-Q for the quarter ended March 31, 2000. Various other legal proceedings pending against Union Planters and/or its subsidiaries have arisen in the ordinary course of business.

         Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the second quarter of 2000 in any of the pending or threatened actions that affected such opinion.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in Union Planters' 1999 Annual Report, the interim unaudited consolidated financial statements and notes for the three and six months ended June 30, 2000 included in Part I hereof, and the supplemental financial data included in this discussion.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING INFORMATION

         This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such statements are based on management's expectations as well as certain assumptions made by, and information available to, management. Specifically, this discussion contains forward-looking statements with respect to the following items:

                  -        effects of projected changes in interest rates,

                  -        effects of changes in the securities markets,

                  -        effects of changes in general economic conditions,

                  - the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans,

                  - the effect of legal proceedings on Union Planters' financial condition, results of operations, and liquidity,

                  - the effect of Internal Revenue Service examinations on Union Planters' financial condition, results of operations, and liquidity, and

                  -        business plans for the year 2000 and beyond.

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

SELECTED FINANCIAL DATA

         The following table presents selected financial highlights for the three- and six-month periods ended June 30, 2000 and 1999.


                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                         JUNE 30,                                  JUNE 30,
                                                  ----------------------     PERCENTAGE    -----------------------   PERCENTAGE
                                                    2000          1999         CHANGE        2000           1999       CHANGE
                                                  --------      --------     ----------    --------       --------   ----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net earnings .................................    $102,885      $105,764        (3)%       $204,222       $203,114       1%
  Per share
    Basic ....................................         .76           .74         3             1.50           1.42       6
    Diluted ..................................         .76           .73         4             1.49           1.40       6
  Return on average assets ...................        1.22%         1.29%                      1.22%          1.25%
  Return on average common equity ............       14.73         14.19                      14.56          13.80
Cash operating earnings ......................    $113,782      $108,881         5         $228,441       $212,077       8
  Per share
    Basic ....................................         .84           .76        11             1.68           1.48      14
    Diluted ..................................         .84           .75        12             1.67           1.47      14
  Return on average assets ...................        1.35%         1.32%                      1.37%          1.31%
  Return on average common equity ............       16.30         14.61                      16.29          14.41
  Return on average tangible assets ..........        1.39          1.35                       1.41           1.33
  Return on average tangible common equity ...       24.85         19.25                      24.81          18.12
Dividends per common share ...................    $    .50      $    .50                   $   1.00       $   1.00
Net interest margin (FTE) ....................        4.19%         4.35%                      4.26%          4.28%
Net interest spread (FTE) ....................        3.50          3.68                       3.60           3.59
Expense ratio ................................        1.50          1.62                       1.53           1.61
Efficiency ratio .............................       57.27         58.27                      56.97          58.10
Book value per common share ..................                                             $  19.98       $  20.68      (3)
Leverage ratio ...............................                                                 6.29%          7.79%
Common share prices ..........................
  High closing price .........................    $  33.88      $  45.31                   $  37.25       $  48.75
  Low closing price ..........................       27.69         40.31                      25.63          40.31
  Closing price at quarter end ...............       27.94         44.69                      27.94          44.69

--------------------

Cash operating earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization and other significant items

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonrecurring revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amortization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonrecurring expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonrecurring revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS -- THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

      The following table presents a summary of Union Planters' operating results for the three and six months ended June 30, 2000 and 1999 identifying significant items impacting the results for the periods shown. Net gains from the sale of branches, which have previously been excluded from operating results, are now included in operating results due to their recurring nature.

                           UNION PLANTERS CORPORATION
                         SUMMARY OF CONSOLIDATED RESULTS
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                       JUNE 30,
                                                                    -------------------------     ---------------------------
                                                                       2000           1999           2000             1999
                                                                    ----------     ----------     ----------       ----------
                                                                                     (DOLLARS IN THOUSANDS)

Interest income ................................................    $  626,744     $  565,301     $1,227,732       $1,119,886
Interest expense ...............................................      (315,392)      (253,712)      (601,630)        (512,600)
                                                                    ----------     ----------     ----------       ----------
     NET INTEREST INCOME .......................................       311,352        311,589        626,102          607,286
PROVISION FOR LOSSES ON LOANS ..................................       (19,699)       (17,740)       (37,002)         (34,019)
                                                                    ----------     ----------     ----------       ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS ...       291,653        293,849        589,100          573,267
                                                                    ----------     ----------     ----------       ----------
NONINTEREST INCOME
  Service charges on deposit accounts ..........................        44,667         42,523         86,698           81,390
  Mortgage banking revenue .....................................        24,945         24,215         47,817           51,702
  Bank card income .............................................         9,391          8,083         17,813           11,043
  Factoring commissions ........................................         7,542          7,403         14,686           14,431
  Trust service income .........................................         6,567          7,004         13,232           13,714
  Profits and commissions from trading activities ..............         1,253          1,519          2,716            1,864
  Other income .................................................        39,296         38,456         78,268           73,591
                                                                    ----------     ----------     ----------       ----------
     Total noninterest income ..................................       133,661        129,203        261,230          247,735
                                                                    ----------     ----------     ----------       ----------
NONINTEREST EXPENSE
  Salaries and employee benefits ...............................       127,567        129,871        256,298          253,101
  Net occupancy expense ........................................        23,550         21,676         46,949           41,911
  Equipment expense ............................................        21,329         20,218         42,404           39,238
  Goodwill and other intangibles amortization ..................        15,862         12,285         31,709           25,148
  Other expense ................................................        87,577         90,698        170,230          173,589
                                                                    ----------     ----------     ----------       ----------
     Total noninterest expense .................................       275,885        274,748        547,590          532,987
                                                                    ----------     ----------     ----------       ----------

EARNINGS BEFORE OTHER SIGNIFICANT ITEMS AND INCOME TAXES .......       149,429        148,304        302,740          288,015

OTHER SIGNIFICANT ITEMS
  Gain on sale of the credit card portfolio ....................            --            874             --            3,268
  Gain on securitization and sale of FHA/VA loans ..............            --             --             --            5,317
  Gain on sale of corporate trust business .....................            --          2,417             --            2,417
  Gain on sale of ARM loans ....................................            --          5,041             --            5,041
  Reversion of excess assets of a pension plan
     of an acquired entity .....................................         4,762             --          4,762               --
  Investment securities gains ..................................            77          3,181             77            3,192
  Other, net ...................................................            --           (261)            --             (261)
                                                                    ----------     ----------     ----------       ----------
     EARNINGS BEFORE INCOME TAXES ..............................       154,268        159,556        307,579          306,989
Income taxes ...................................................       (51,383)       (53,792)      (103,357)        (103,875)
                                                                    ----------     ----------     ----------       ----------
     NET EARNINGS ..............................................    $  102,885     $  105,764     $  204,222       $  203,114
                                                                    ==========     ==========     ==========       ==========

NET EARNINGS ...................................................    $  102,885     $  105,764     $  204,222       $  203,114
Other significant items, net of taxes ..........................        (2,493)        (6,876)        (2,493)         (11,594)
                                                                    ----------     ----------     ----------       ----------
NET OPERATING EARNINGS .........................................       100,392         98,888        201,729          191,520
Goodwill and other intangibles amortization, net of taxes ......        13,390          9,993         26,712           20,557
                                                                    ----------     ----------     ----------       ----------
CASH OPERATING EARNINGS ........................................    $  113,782     $  108,881     $  228,441       $  212,077
                                                                    ==========     ==========     ==========       ==========

PER COMMON SHARE DATA
  Diluted earnings per share ...................................    $      .76     $      .73     $     1.49       $     1.40
  Diluted operating earnings per share .........................           .74            .68           1.47             1.32
  Diluted cash operating earnings per share ....................           .84            .75           1.67             1.47

         The table which follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,                          EPS
                                                                     ------------------------------             INCREASE
                                                                       2000                  1999              (DECREASE)
                                                                     --------              --------            ---------

Net interest income-FTE .......................................      $   4.70              $   4.33             $    .37
Provision for losses on loans .................................          (.27)                  .24                 (.03)
                                                                     --------              --------             --------
Net interest income after provision for losses on loans-FTE ...          4.43                  4.09                  .34
                                                                     --------              --------             --------

Noninterest income
  Service charges on deposit accounts .........................           .63                   .56                  .07
  Mortgage banking revenue ....................................           .35                   .36                 (.01)
  Bank card income ............................................           .13                   .08                  .05
  Factoring commissions .......................................           .11                   .10                  .01
  Trust service income ........................................           .10                   .09                  .01
  Profits and commissions from trading activities .............           .02                   .01                  .01
  Investment securities gains .................................            --                   .02                 (.02)
  Other income ................................................           .60                   .62                 (.02)
                                                                     --------              --------             --------
          TOTAL NONINTEREST INCOME ............................          1.94                  1.84                  .10
                                                                     --------              --------             --------

Noninterest expense
  Salaries and employee benefits ..............................          1.87                  1.75                 (.12)
  Net occupancy expense .......................................           .34                   .29                 (.05)
  Equipment expense ...........................................           .31                   .27                 (.04)
  Goodwill and other intangibles amortization .................           .23                   .17                 (.06)
  Other expense ...............................................          1.24                  1.20                 (.04)
                                                                     --------              --------             --------
          TOTAL NONINTEREST EXPENSE ...........................          3.99                  3.68                 (.31)
                                                                     --------              --------             --------

EARNINGS BEFORE INCOME TAXES-FTE ..............................          2.38                  2.25                  .13
Income taxes-FTE ..............................................           .89                   .85                 (.04)
                                                                     --------              --------             --------
NET EARNINGS ..................................................          1.49                  1.40                  .09
Less preferred stock dividends ................................            --                    --                   --
                                                                     --------              --------             --------
          DILUTED EARNINGS PER COMMON SHARE ...................      $   1.49              $   1.40             $    .09
                                                                     ========              ========             ========

Change in net earnings applicable to diluted earnings
  per share using previous year average shares outstanding ....                                                 $    .01
Change in average shares outstanding ..........................                                                      .08
                                                                                                                --------
          CHANGE IN NET EARNINGS ..............................                                                 $    .09
                                                                                                                ========

AVERAGE DILUTED SHARES (IN THOUSANDS) .........................       137,170               144,737
                                                                     ========              ========

----------------

FTE = Fully taxable-equivalent basis

                        SECOND QUARTER EARNINGS OVERVIEW

         For the second quarter of 2000, Union Planters reported cash operating earnings of $113.8 million, or $.84 per diluted common share, a 12% increase over the $.75 per diluted common share reported for the same period in 1999. The cash operating earnings resulted in an annualized return on average assets of 1.35% and an annualized return on average common equity of 16.30% for the second quarter of 2000 which compares to 1.32% and 14.61%, respectively, for the same period in 1999. For the first half of 2000, cash operating earnings were $228.4 million, or $1.67 per diluted share which compares to $212.1 million, or $1.47 per diluted share for the same period last year.

         Cash operating earnings exclude the after tax impact of goodwill and other intangibles amortization and other significant items. The second quarter of 2000 included $2.4 million ($4.8 before income taxes) related to the reversion of excess assets of a pension plan of an acquired entity. The same period last year included gains, aggregating $7.0 million ($11.5 million before income taxes) from sales of certain ARM loans, investment securities, the sale of Union Planters' corporate trust business, and the sale of the remaining portion of Union Planters' credit card portfolio. These items are identified in the "Summary of Consolidated Results" table above.

         Net earnings for the second quarter of 2000 were $102.9 million, or $.76 per diluted common share, a 4% increase over the $.73 per diluted common share earned for the same period in 1999. Net earnings for the quarter resulted in annualized returns on average assets and average common equity of 1.22% and 14.73%, respectively, which compares to 1.29% and 14.19%, respectively, for the second quarter of 1999. Net earnings for the first half of 2000 were $204.2 million, or $1.49 per diluted share which compares to $203.1 million, or $1.40 per diluted share for the same period in 1999.

                                EARNINGS ANALYSIS

NET INTEREST INCOME

         Net interest income (FTE) for the second quarter of 2000 was $320.4 million which compares to $321.2 million for the second quarter of 1999 and $323.9 million for the first quarter of 2000. Solid loan growth during the second quarter increased interest income but the increase was offset by increased deposit and funding costs resulting from the six Federal Funds rate increases since mid 1999. For the first half of 2000 net interest income was $644.3 million compared to $626.3 million for the same period last year. Reference is made to Union Planters' average balance sheet and analysis of volume and rate changes which follow this discussion for additional information regarding the changes in net interest income.

         The net interest margin for the second quarter of 2000 was 4.19% which compares to 4.35% and 4.34%, respectively, for the second quarter of 1999 and the first quarter of 2000. The interest-rate spread was 3.50% for the second quarter of 2000 down from 3.68% for the same period last year and 3.70% for the first quarter of 2000.

INTEREST INCOME

         The following table presents a breakdown of average earning assets for the three and six months ended June 30, 2000 and 1999 and the three months ended March 31, 2000.


                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   ---------------------------------      -------------------
                                                                        JUNE 30,                                JUNE 30,
                                                                   -------------------      MARCH 31      -------------------
                                                                    2000         1999         2000         2000         1999
                                                                   ------       ------      --------      ------       ------
                                                                                      (DOLLARS IN BILLIONS)

Average earning assets ......................................      $ 30.8       $ 29.6       $ 30.0       $ 30.4       $ 29.5
  Comprised of:
    Loans ...................................................          75%          71%          73%          74%          70%
    Investment securities ...................................          24           28           25           25           29
    Other earning assets ....................................           1            1            2            1            1

Fully  taxable-equivalent yield on average earning assets ...        8.31%        7.78%        8.17%        8.24%        7.79%

         Interest income (FTE) increased $60.9 million for the second quarter of 2000 compared to the same period in 1999. The increase is attributable primarily to the growth of average loans and to an increase in the yield on average earning assets resulting from the increase in interest rates.

         Average earning assets increased $1.12 billion, which accounted for $28.4 million of the increase in interest income. Average loans grew 10.2% from the second quarter of 1999, due primarily to loan growth and acquisitions. Average investment securities decreased $965 million as maturities of investment securities were used to fund the loan growth.

         The average yield on earning assets increased from 7.78% for the second quarter of 1999 to 8.31% for the second quarter of 2000, which accounted for $32.5 million of the increase in interest income. The higher yield is attributable primarily to the rising interest-rate environment over this period.

         Interest income increased $25.7 million compared to the first quarter of 2000 due to growth of average earning assets, which increased interest income $17.2 million. This growth resulted from a 4.7% growth in average loans. A 14 basis point increase in the average yield on earning assets to 8.31% for the second quarter accounted for $8.5 million of the increase in interest income.

         For the first half of 2000, interest income increased $107.0 million to $1.25 billion. The increase is attributable to the $916 million growth in average earnings assets, which accounted for $52.0 million of the increase. The balance of the increase is attributable to a 45 basis point increase in the average yield on average earning assets to 8.24%.

INTEREST EXPENSE

         The following table presents a breakdown of average interest-bearing liabilities for the three and six months ended June 30, 2000 and 1999 and the three months ended March 31, 2000.


                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   ---------------------------------      -------------------
                                                                        JUNE 30,                                JUNE 30,
                                                                   -------------------      MARCH 31      -------------------
                                                                    2000         1999         2000         2000         1999
                                                                   ------       ------      --------      ------       ------
                                                                                      (DOLLARS IN BILLIONS)

Average interest-bearing liabilities ........................      $ 26.4       $ 24.8       $ 25.8       $ 26.1       $ 24.6
  Comprised of:
    Deposits ................................................          73%          86%          75%          74%          86%
    Short-term borrowings ...................................          23            9           21           22            8
    FHLB advances and long-term debt ........................           4            5            4            4            6

Rate paid on average interest-bearing liabilities ...........        4.81%        4.10%        4.47%        4.64%        4.20%

         Interest expense increased $61.7 million in the second quarter of 2000 compared to the same period in 1999. An increase in average interest-bearing liabilities accounted for $29.7 million of the increase. This increase resulted from an increase in short-term borrowings (primarily short-term FHLB advances) partially offset by a decrease in average deposits (primarily certificates of deposit under $100,000). Also contributing to the increase was a 71 basis point increase in the average rate paid for interest-bearing liabilities to 4.81%, which accounted for $32.0 million of the increase in interest expense.

         Compared to the first quarter of 2000, interest expense increased $29.2 million. This increase was attributable primarily to an increase in borrowings (primarily short-term FHLB advances) offset by a decrease in average deposits, which increased interest expenses by a net of $10.7 million. Interest expense increased $18.5 million due to a 34 basis point increase in the average rate paid on interest-bearing liabilities to 4.81% for the second quarter of 2000.

PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans for the second quarter of 2000 was $19.7 million, or .35% of average loans on an annualized basis, excluding FHA/VA loans. This compares to $17.7 million, or .35% of average loans, for the same period in 1999 and $17.3 million, or .32% of average loans, for the first quarter of 2000. Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

NONINTEREST INCOME

         Noninterest income for the second quarter of 2000 was $138.5 million, a decrease of $2.2 million from $140.7 million in the same period last year and an increase of $10.9 million from the first quarter of 2000. Noninterest income for the second quarter of 2000 included $4.8 million related to the reversion of excess assets of a pension plan of an acquired entity. The same period last year included net gains aggregating $11.5 million from the sale of certain ARM loans, investment securities, Union Planters' corporate trust business, and the remaining portion of the credit card portfolio. Reference is made to the "Summary of Consolidated Results" table on page 15 for a detail of these items for both the three and six-month periods ending June 30, 2000.

         Excluding these significant items, noninterest income for the second quarter of 2000 increased $4.5 million compared to the same period in 1999 and increased $6.1 million compared to the first quarter of 2000. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

         The net increase in noninterest income for the second quarter of 2000 compared to the same period in 1999 is attributable primarily to the following items:

         -        $2.1 million increase in service charges on deposit accounts.

         - $1.5 million increase due to revenues from the acquisition of Strategic Outsourcing, Inc.(SOI) (see Note 2 to the financial statements).

         - $1.4 million increase in ATM transaction fees - These fees relate to the volume of noncustomer usage of Union Planters' 1,061 ATMs.

         - $1.3 million increase in bank card income (merchant processing) - The growth relates primarily to the acquisition of Republic Bank in July 1999 which had a large merchant processing operation.

         - $ .7 million increase in mortgage banking revenues - the majority of the growth relates to mortgage acquisitions in the second half of 1999.

         - $2.2 million decrease in annuity sales income - management attributes most of this decline to the uncertain interest rate environment.

         -        $ .3 million net decrease in all other noninterest income.

         The $6.1 million net increase in noninterest income in the second quarter of 2000 compared to the first quarter of 2000 relates to the following items:

         -        $2.6 million increase in service charges on deposit accounts.

         -        $2.1 million increase in mortgage banking revenues.

         - $1.5 million increase due to revenues from the acquisition of SOI (see Note 2 to the financial statements).

         -        $1.0 million increase in insurance commissions.

         -        $1.3 million decrease in annuity sales income.

         -        $ .2 million net increase in all other noninterest income.

NONINTEREST EXPENSE

         Noninterest expense for the second quarter of 2000 increased to $275.9 million, which compares to $275.0 million for the second quarter of 1999, a .3% increase. For the first quarter of 2000, noninterest expenses were $271.7 million. Noninterest expense increased in the last half of 1999 due primarily to the acquisition of Republic Bank in July 1999 and the acquisition of a smaller mortgage company and certain mortgage production offices. During the second quarter of 2000, Union Planters acquired SOI (see Note 2 to the financial statements) which also increased noninterest expenses. Offsetting these increases have been expense reductions in other areas of the organization. The major components of noninterest expense are detailed on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

         The net increase in noninterest expense for the second quarter of 2000 compared to the same period in 1999 relates primarily to the following items:

         - $3.6 million increase in goodwill and other intangibles amortization related to purchase acquisitions in 1999, primarily Republic Bank.

         - $3.0 million increase in occupancy and equipment expense related primarily to acquisitions.

         - $2.6 million increase in merchant interchange fees which is directly related to the increase in bank card income (merchant processing).

         -        $1.9 million increase in advertising and promotion expense.

         -        $2.8 million decrease in stationery and supplies expense.

         - $2.3 million decrease in salaries and employee benefits expense.

         - $1.4 million decrease in other personnel expense (contracted clerical labor, training, relocation expenses, etc.).

         -        $3.7 million net decrease in other operating expenses.

         The net increase in noninterest expense compared to the first quarter of 2000 relates primarily to the following items:

         -        $3.3 million increase in advertising and promotion expense.

         -        $2.7 million increase in miscellaneous charge-offs.
                  Miscellaneous charge-offs for the first quarter included a higher than normal level of recoveries of previously charged-off amounts.

         -        $1.0 million increase in losses on the sale of fixed assets.

         - $1.2 million decrease in salaries and employee benefit expense.

         -        $1.6 million net decrease in all other noninterest expenses.

         The largest component of noninterest expense, salaries and employee benefits, was $127.6 million for the second quarter of 2000 compared to $129.9 million for the same quarter last year and compared to $128.7 million for the first quarter of 2000. Full-time-equivalent employees at June 30, 2000 were 12,639 compared to 13,076 at June 30, 1999 and 12,711 at March 31, 2000. For the
six months ended June 30, 2000, salaries and employee benefits were $256.3 million compared to $253.1 million for the same period in 1999.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES


                                                                                 THREE MONTHS ENDED JUNE 30,
                                                          -------------------------------------------------------------------------
                                                                    2000                                        1999
                                                          ---------------------------------    ------------------------------------
                                                                          INTEREST    FTE                      INTEREST       FTE
                                                            AVERAGE       INCOME/    YIELD/       AVERAGE      INCOME/       YIELD/
                                                            BALANCE       EXPENSE     RATE        BALANCE      EXPENSE        RATE
                                                          ------------    --------   ------    ------------    --------      ------
                                                                                     (DOLLARS IN THOUSANDS)

ASSETS
  Interest-bearing deposits at financial institutions ... $     26,785    $    193    2.90%    $     31,606    $    450       5.71%
  Federal funds sold and securities purchased
    under agreements to resell ..........................       96,490       1,578    6.58           75,924         963       5.09
  Trading account assets ................................      184,841       3,362    7.32          256,247       3,934       6.16
  Investment securities(1)(2)
    Taxable .............................................    6,145,785      98,491    6.45        7,020,196     107,518       6.14
    Tax-exempt ..........................................    1,246,479      23,894    7.71        1,337,229      25,991       7.80
                                                           -----------    --------             ------------    --------
          Total investment securities ...................    7,392,264     122,385    6.66        8,357,425     133,509       6.41
  Loans, net of unearned income(1)(3)(4) ................   23,058,844     508,262    8.87       20,916,423     436,051       8.36
                                                           -----------    --------             ------------    --------
          TOTAL EARNING ASSETS(1)(2)(3)(4) ..............   30,759,224     635,780    8.31       29,637,625     574,907       7.78
                                                                          --------             ------------    --------
  Cash and due from banks ...............................      909,685                            1,081,436
  Premises and equipment ................................      632,790                              581,790
  Allowance for losses on loans .........................     (350,085)                            (349,409)
  Goodwill and other intangibles ........................      962,208                              717,830
  Other assets ..........................................      949,561                            1,319,526
                                                          ------------                         ------------
          TOTAL ASSETS .................................. $ 33,863,383                         $ 32,988,798
                                                          ============                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts ................................. $  3,826,930    $ 39,022    4.10%    $  3,703,442    $ 35,526       3.85%
  Interest-bearing checking .............................    3,309,979      13,463    1.64        3,683,567      12,406       1.35
  Savings deposits ......................................    1,513,795       5,408    1.44        1,729,399       6,810       1.58
  Certificates of deposit of $100,000 and over ..........    2,228,985      31,775    5.73        2,286,601      30,016       5.27
  Other time deposits ...................................    8,268,440     110,926    5.40        9,829,513     121,538       4.96
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase ....................    2,659,034      39,079    5.91        2,056,357      22,615       4.41
    Short-term senior notes .............................      408,791       6,904    6.79               --          --
    Short-term FHLB advances ............................    3,019,708      48,398    6.45          281,114       3,473       4.96
  Long-term debt
    Federal Home Loan Bank advances .....................      236,743       3,864    6.56          209,468       2,600       4.98
    Subordinated capital notes ..........................      475,130       7,754    6.56          479,874       7,704       6.44
    Medium-term senior notes ............................       60,000       1,024    6.86          105,000       1,761       6.73
    Trust Preferred Securities ..........................      199,058       4,127    8.34          199,022       4,128       8.32
    Other ...............................................      154,836       3,648    9.48          255,670       5,135       8.06
                                                           -----------    --------             ------------    --------
          TOTAL INTEREST-BEARING LIABILITIES ............   26,361,429     315,392    4.81       24,819,027     253,712       4.10
  Noninterest-bearing demand deposits ...................    4,058,827          --                4,476,077          --
                                                          ------------    --------             ------------    --------
          TOTAL SOURCES OF FUNDS ........................   30,420,256     315,392               29,295,104     253,712
                                                                          --------                             --------
  Other liabilities .....................................      625,244                              693,587
  Shareholders' equity
    Preferred stock .....................................       20,398                               22,706
    Common equity .......................................    2,797,485                            2,977,401
                                                          ------------                         ------------
          TOTAL SHAREHOLDERS' EQUITY ....................    2,817,883                            3,000,107
                                                          ------------                         ------------
          TOTAL LIABILITIES AND SHAREHOLDERS EQUITY ..... $ 33,863,383                         $ 32,988,798
                                                          ============                         ============


NET INTEREST INCOME(1)...................................                 $320,388                             $321,195
                                                                          ========                             ========
INTEREST-RATE SPREAD(1)..................................                             3.50%                                   3.68%
                                                                                      ====                                    ====
NET INTEREST MARGIN(1)...................................                             4.19%                                   4.35%
                                                                                      ====                                    ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans................................................                   $1,435                               $1,248
    Securities...........................................                    7,601                                8,358
                                                                            ------                               ------
          TOTAL..........................................                   $9,036                               $9,606
                                                                            ======                               ======

----------------------
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.

(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.

(3) Includes loan fees in both interest income and the calculation of the yield on loans.

(4)      Includes loans on nonaccrual status.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                            2000 VERSUS 1999
                                                                                 -------------------------------------
                                                                                   INCREASE (DECREASE)
                                                                                  DUE TO CHANGE IN:(1)
                                                                                 ----------------------        TOTAL
                                                                                 AVERAGE       AVERAGE       INCREASE
                                                                                  VOLUME         RATE       (DECREASE)
                                                                                 --------      --------     ----------
                                                                                        (DOLLARS IN THOUSANDS)

INTEREST INCOME
  Interest-bearing deposits at financial institutions.......................     $    (61)     $   (196)     $   (257)
  Federal funds sold and securities purchased under agreements to resell....          296           319           615
  Trading account assets....................................................       (1,222)          650          (572)
  Investment securities (FTE)...............................................      (16,099)        4,975       (11,124)
  Loans, net of unearned income (FTE).......................................       45,480        26,731        72,211
                                                                                 --------      --------      --------
       TOTAL INTEREST INCOME................................................       28,394        32,479        60,873
                                                                                 --------      --------      --------

INTEREST EXPENSE
  Money market accounts.....................................................        1,175         2,321         3,496
  Interest-bearing checking.................................................       (1,352)        2,409         1,057
  Savings deposits..........................................................         (813)         (589)       (1,402)
  Certificates of deposit of $100,000 and over..............................         (787)        2,546         1,759
  Other time deposits.......................................................      (20,553)        9,941       (10,612)
  Short-term borrowings.....................................................       54,857        13,436        68,293
  Long-term debt............................................................       (2,783)        1,872          (911)
                                                                                 --------      --------      --------
       TOTAL INTEREST EXPENSE...............................................       29,744        31,936        61,680
                                                                                 --------      --------      --------
CHANGE IN NET INTEREST INCOME (FTE).........................................     $ (1,350)     $    543      $   (807)
                                                                                 ========      ========      ========

PERCENTAGE INCREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD..........                                    (0.25)%
                                                                                                             ========

---------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                                SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------------------------------------------------
                                                                      2000                                    1999
                                                      ------------------------------------    ------------------------------------
                                                                       INTEREST      FTE                       INTEREST      FTE
                                                        AVERAGE        INCOME/      YIELD/      AVERAGE        INCOME/      YIELD/
                                                        BALANCE        EXPENSE       RATE       BALANCE        EXPENSE       RATE
                                                      ------------   ------------   ------    ------------   ------------   ------
                                                                                 (DOLLARS IN THOUSANDS)

ASSETS
  Interest-bearing deposits at financial
    institutions...................................   $     31,138   $        513     3.31%   $     75,796   $      1,437     3.82%
  Federal funds sold and securities purchased
    under agreements to resell ....................         83,861          2,607     6.25          75,939          1,832     4.86
  Trading account assets ..........................        225,205          8,416     7.52         247,577          7,529     6.13
  Investment securities(1)(2)
    Taxable .......................................      6,257,532        200,182     6.43       7,073,724        214,098     6.10
    Tax-exempt ....................................      1,261,207         48,586     7.75       1,328,507         51,737     7.85
                                                      ------------   ------------             ------------   ------------
          Total investment securities .............      7,518,739        248,768     6.65       8,402,231        265,835     6.38
  Loans, net of unearned income(1)(3)(4) ..........     22,544,773        985,585     8.79      20,686,397        862,305     8.41
                                                      ------------   ------------             ------------   ------------
          TOTAL EARNING ASSETS(1)(2)(3)(4) ........     30,403,716      1,245,889     8.24      29,487,940      1,138,938     7.79
                                                                     ------------                            ------------
Cash and due from banks ...........................        942,988                               1,044,945
Premises and equipment ............................        632,876                                 574,106
Allowance for losses on loans .....................       (348,131)                               (346,063)
Goodwill and other intangibles ....................        964,244                                 605,277
Other assets ......................................        962,406                               1,304,974
                                                      ------------                            ------------
          TOTAL ASSETS ............................   $ 33,558,099                            $ 32,671,179
                                                      ============                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts ...........................   $  3,871,068   $     79,102     4.11%   $  3,273,960   $     65,784     4.05%
  Interest-bearing checking .......................      3,356,588         25,104     1.50       3,867,428         28,646     1.49
  Savings deposits ................................      1,536,068         11,037     1.44       1,724,050         14,362     1.68
  Certificates of deposit of $100,000 and over ....      2,103,577         57,863     5.53       2,389,174         63,496     5.36
  Other time deposits .............................      8,336,204        217,456     5.25       9,854,440        247,012     5.05
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase ..............      2,501,508         69,831     5.61       1,906,142         41,741     4.42
    Short-term senior notes .......................        240,659          8,016     6.70              --             --       --
    Short-term FHLB advances ......................      3,012,839         93,230     6.22         142,612          3,601     5.09
  Long-term debt
    Federal Home Loan Bank advances ...............        219,413          6,876     6.30         401,341          9,951     5.00
    Subordinated capital notes ....................        475,315         15,513     6.56         480,285         15,554     6.53
    Medium-term senior notes ......................         60,000          2,049     6.87         105,000          3,523     6.77
    Trust Preferred Securities ....................        199,053          8,255     8.34         199,018          8,255     8.36
    Other .........................................        159,046          7,298     9.23         281,067         10,675     7.66
                                                      ------------   ------------             ------------   ------------
          TOTAL INTEREST-BEARING LIABILITIES ......     26,071,338        601,630     4.64      24,624,517        512,600     4.20
  Noninterest-bearing demand deposits .............      4,043,121             --                4,390,270
                                                      ------------   ------------             ------------   ------------
          TOTAL SOURCES OF FUNDS ..................     30,114,459        601,630               29,014,787        512,600
                                                                     ------------                            ------------
  Other liabilities ...............................        613,761                                 677,763
  Shareholders' equity
    Preferred stock ...............................         20,582                                  22,947
    Common equity .................................      2,809,297                               2,955,682
                                                      ------------                            ------------
          TOTAL SHAREHOLDERS' EQUITY ..............      2,829,879                               2,978,629
                                                      ------------                            ------------
          TOTAL LIABILITIES AND SHAREHOLDERS
           EQUITY .................................   $ 33,558,099                            $ 32,671,179
                                                      ============                            ============

NET INTEREST INCOME(1) ............................                  $    644,259                            $    626,338
                                                                     ============                            ============

INTEREST-RATE SPREAD(1) ...........................                                   3.60%                                   3.59%
                                                                                    ======                                  ======

NET INTEREST MARGIN(1) ............................                                   4.26%                                   4.28%
                                                                                    ======                                  ======

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans .........................................                  $      2,677                            $      2,408
    Securities ....................................                        15,480                                  16,644
                                                                     ------------                            ------------
          TOTAL ...................................                  $     18,157                            $     19,052
                                                                     ============                            ============

---------------
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.
(3) Includes loan fees in both interest income and the calculation of the yield on loans.
(4)      Includes loans on nonaccrual status.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                                    2000 VERSUS 1999
                                                                                        --------------------------------------
                                                                                          INCREASE (DECREASE)
                                                                                         DUE TO CHANGE IN:(1)
                                                                                        ------------------------       TOTAL
                                                                                         AVERAGE       AVERAGE       INCREASE
                                                                                          VOLUME         RATE       (DECREASE)
                                                                                        ----------    ----------    ----------
                                                                                                (DOLLARS IN THOUSANDS)

         INTEREST INCOME
           Interest-bearing deposits at financial institutions .....................    $     (753)   $     (171)   $     (924)
           Federal funds sold and securities purchased under agreements to resell ..           207           568           775
           Trading account assets ..................................................          (720)        1,607           887
           Investment securities (FTE) .............................................       (28,359)       11,292       (17,067)
           Loans, net of unearned income (FTE) .....................................        81,625        41,655       123,280
                                                                                        ----------    ----------    ----------
                   TOTAL INTEREST INCOME ...........................................        52,000        54,951       106,951
                                                                                        ----------    ----------    ----------

         INTEREST EXPENSE
           Money market accounts ...................................................        12,359           959        13,318
           Interest-bearing checking ...............................................        (3,743)          201        (3,542)
           Savings deposits ........................................................        (1,456)       (1,869)       (3,325)
           Certificates of deposit of $100,000 and over ............................        (7,665)        2,032        (5,633)
           Other time deposits .....................................................       (38,769)        9,213       (29,556)
           Short-term borrowings ...................................................       105,869        19,866       125,735
           Long-term debt ..........................................................       (12,221)        4,254        (7,967)
                                                                                        ----------    ----------    ----------
                   TOTAL INTEREST EXPENSE ..........................................        54,374        34,656        89,030
                                                                                        ----------    ----------    ----------
         CHANGE IN NET INTEREST INCOME (FTE) .......................................    $   (2,374)   $   20,295    $   17,921
                                                                                        ==========    ==========    ==========

         PERCENTAGE INCREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD ........                                      2.86%
                                                                                                                    ==========

---------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                               FINANCIAL CONDITION

         Union Planters' total assets were $34.2 billion at June 30, 2000 compared to $32.3 billion at June 30, 1999 and $33.3 billion at December 31, 1999. Average assets were $33.9 billion for the second quarter of 2000 compared to $33.0 billion for the second quarter of 1999.

         Earning assets at June 30, 2000 were $30.9 billion, an increase of $1.1 billion from year end. Average earning assets were $30.8 billion for the second quarter of 2000 which compares to $29.6 billion for the same period last year and $30.0 billion for the first quarter of 2000.

INVESTMENT SECURITIES

         Union Planters' investment securities portfolio of $7.0 billion at June 30, 2000 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $7.9 billion and $7.5 billion at June 30, 1999 and December 31, 1999, respectively.

         At June 30, 2000, these securities had net unrealized losses of $237.5 million (before income taxes). This compares to net unrealized losses of $230.7 million and $212.6 million, respectively, at March 31, 2000 and December 31, 1999. The investment portfolio had a net unrealized loss of $96.3 million at June 30, 1999. The unrealized loss in the investment portfolio resulted from the increasing interest-rate environment during the latter part of 1999 and first half of 2000. Management expects that maturities of securities and other funding sources should provide sufficient funds to meet Union Planters' liquidity needs, so that the Company will not be forced to sell investments at a loss prior to maturity. Any losses taken will result from strategic or discretionary decisions to restructure the portfolio. The investment portfolio has decreased as funds received from the maturities and calls of securities were used to meet other funding needs. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at June 30, 2000 and December 31, 1999.

         U.S. Treasury and U.S. Government agency obligations represented approximately 55% of the investment securities portfolio at June 30, 2000, 74% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues. Union Planters has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and "Asset/Liability and Market Risk Management" discussions for information regarding the market-risk in the investment securities portfolio.

         The limited credit risk in the investment securities portfolio at June 30, 2000 consisted of 24% investment grade CMOs, 18% municipal obligations, and 3% other stocks and securities (primarily Federal Reserve Bank and FHLB Stock).

LOANS

         Loans, net of unearned income, at June 30, 2000 were $23.3 billion compared to $20.2 billion and $21.4 billion at June 30, 1999 and December 31, 1999, respectively. Average loans for the second quarter of 2000 were $23.1 billion compared to $20.9 billion for the second quarter of 1999 and $22.0 billion for the first quarter of 2000. Excluding the FHA/VA government-insured/guaranteed loans, average loans were $22.6 billion at June 30, 2000, an increase of 11% from the second quarter of 1999 and an increase of 5% from the first quarter of 2000.

         The increase in loans compared to 1999 relates to the acquisition of Republic Bank in July 1999, which increased loans approximately $961 million, and to core loan growth. The loan growth from the first quarter of 2000 related primarily to home mortgage loans (approximately 50% of the increase) and loan growth in a number of the markets served by Union Planters (primarily the Miami, Indianapolis, St. Louis, and Baton Rouge markets). Note 3 to the unaudited interim consolidated financial statements included in Part I, Item 1 of this report presents the composition of the loan portfolio.

ALLOWANCE FOR LOSSES ON LOANS

         Union Planters maintains the allowance for losses on loans (the allowance) at a level deemed adequate to absorb estimated losses inherent in the loan portfolio. The allowance is reviewed quarterly to assess the risk in the portfolio. This methodology includes assigning loss factors, based on historical experience as adjusted for current business and economic conditions, to loans with similar characteristics for which estimates of inherent probable loss can be assessed. The loss factors are applied to the respective portfolios to assist in the determination of the overall adequacy of the allowance.

         A periodic review of selected credits (based on loan size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters' credit review function, and regulatory agencies. These reviews provide information which assists in the timely identification of problems or potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized.

         The following table provides a reconciliation of the allowance at the dates indicated and certain key ratios for the six-month periods ended June 30, 2000 and 1999 and for the year ended December 31, 1999.

                                                                               SIX MONTHS ENDED                 YEAR ENDED
                                                                                   JUNE 30,                    DECEMBER 31,
                                                                       --------------------------------        ------------
                                                                           2000                1999                1999
                                                                       ------------        ------------        ------------
                                                                                      (DOLLARS IN THOUSANDS)

BALANCE AT THE BEGINNING OF PERIOD ..............................      $    342,300        $    321,476        $    321,476
LOANS CHARGED OFF
  Commercial, financial, and agricultural .......................            19,616              15,066              42,657
  Foreign .......................................................               117                   3                 459
  Accounts receivable - factoring ...............................             7,874               8,583              24,992
  Real estate - construction ....................................             1,941                 753               3,330
  Real estate - mortgage
     Secured by 1-4 family residential ..........................             5,426               4,539              11,024
     Other mortgage .............................................             1,663              10,104              15,818
  Home equity ...................................................               892                 926               1,234
  Consumer ......................................................            24,819              20,262              49,247
  Direct lease financing ........................................                --                 291                 396
                                                                       ------------        ------------        ------------
          Total charge-offs .....................................            62,348              60,527             149,157
                                                                       ------------        ------------        ------------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural .......................             8,277               8,930              21,404
  Foreign .......................................................               119                 477                  77
  Accounts receivable - factoring ...............................               933               1,371               1,862
  Real estate - construction ....................................               514                 261                 670
  Real estate - mortgage
    Secured by 1-4 family residential ...........................             1,145               1,069               2,151
    Other mortgage ..............................................             5,145               2,864               5,333
  Home equity ...................................................               338                  77                 155
  Consumer ......................................................            12,433               9,021              21,083
  Direct lease financing ........................................                --                  88                 126
                                                                       ------------        ------------        ------------
          Total recoveries ......................................            28,904              24,158              52,861
                                                                       ------------        ------------        ------------

Net charge-offs .................................................           (33,444)            (36,369)            (96,296)
Provision charged to expense ....................................            37,002              34,019              74,045
Increase due to acquisitions ....................................                --              21,460              43,075
                                                                       ------------        ------------        ------------
          BALANCE AT END OF PERIOD ..............................      $    345,858        $    340,586        $    342,300
                                                                       ============        ============        ============

Total loans, net of unearned income, at end of period ...........      $ 23,328,190        $ 20,231,112        $ 21,446,400
Less: FHA/VA government insured/guaranteed loans ................           447,815             598,046             519,213
                                                                       ------------        ------------        ------------

          LOANS USED TO CALCULATE RATIOS ........................      $ 22,880,375        $ 19,633,066        $ 20,927,187
                                                                       ============        ============        ============

Average total loans, net of unearned income, during period ......      $ 22,544,773        $ 20,686,397        $ 21,141,576
Less: Average FHA/VA government-insured/guaranteed loans ........           481,385             648,193             597,944
                                                                       ------------        ------------        ------------

          AVERAGE LOANS USED TO CALCULATE RATIOS ................      $ 22,063,388        $ 20,038,204        $ 20,543,632
                                                                       ============        ============        ============

RATIOS(1):
  Allowance at end of period/loans, net of unearned income ......              1.51%               1.73%               1.64%
  Charge-offs/average loans, net of unearned income(2) ..........               .57                 .61                 .73
  Recoveries/average loans, net of unearned income(2) ...........               .27                 .24                 .26
  Net charge-offs/average loans, net of unearned income(2) ......               .30                 .37                 .47
  Provision/average loans, net of unearned income(2) ............               .34                 .34                 .36

---------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans, since they represent minimal credit risk.
(2)      Amounts annualized for June 30, 2000 and 1999.

         The allowance at June 30, 2000 was $345.9 million, an increase of $3.6 million from December 31, 1999, and compared to $340.6 million at June 30, 1999. The increase from December 31, 1999 relates primarily to the provision for losses on loans exceeding net charge-offs. Net charge-offs for the second quarter of 2000 were .35% of average loans and compared to .44% and .26%, respectively, for the second quarter of 1999 and the first quarter of 2000.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                                                        JUNE 30,
                                                                                                  --------------------    MARCH 31,
                                                                                                    2000        1999        2000
                                                                                                  --------    --------    --------
                                                                                                       (DOLLARS IN THOUSANDS)

NONACCRUAL LOANS ..............................................................................   $127,685    $196,749    $130,483
RESTRUCTURED LOANS ............................................................................      1,680       1,655       1,811
                                                                                                  --------    --------    --------
          TOTAL NONPERFORMING LOANS ...........................................................    129,365     198,404     132,294
                                                                                                  --------    --------    --------

FORECLOSED PROPERTY
  Other real estate owned, net ................................................................     38,868      26,417      38,798
  Other foreclosed property ...................................................................      1,213       1,849       1,300
                                                                                                  --------    --------    --------
          TOTAL FORECLOSED PROPERTIES .........................................................     40,081      28,266      40,098
                                                                                                  --------    --------    --------

          TOTAL NONPERFORMING ASSETS ..........................................................   $169,446    $226,670    $172,392
                                                                                                  ========    ========    ========

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST ....................................   $ 78,843    $ 25,858    $ 81,738
                                                                                                  ========    ========    ========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans past due 90 days or more and still accruing interest ..................................   $166,231    $306,238    $216,185
  Nonaccrual loans ............................................................................      4,408       7,391       5,767

RATIOS(1):
  Nonperforming loans/loans, net of unearned income ...........................................        .57%       1.01%        .61%
  Nonperforming assets/loans, net of unearned income plus foreclosed properties................        .74        1.15         .79
  Allowance for losses on loans/nonperforming loans ...........................................        267         172         261
  Loans past due 90 days or more and still accruing interest/loans, net of unearned income ....        .34         .13         .38

--------------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

         The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

                                                         NONACCRUAL LOANS(1)          LOANS PAST DUE 90 DAYS OR MORE(1)
                                                    ------------------------------    ---------------------------------
                                                          JUNE 30,                           JUNE 30,
                                                    -------------------  MARCH 31,    -------------------     MARCH 31,
                                                      2000       1999       2000        2000       1999          2000
                                                    --------   --------  ---------    --------   --------     ---------
                                                                         (DOLLARS IN THOUSANDS)

LOAN TYPE
  Commercial, financial, and agricultural .......   $ 53,367   $ 58,965   $ 45,455    $  9,522   $ 11,415      $  8,931
  Foreign .......................................         85        345        686          --         --            42
  Real estate - construction ....................     17,722     12,446     19,158       1,485      2,127         2,556
  Real estate - mortgage
     Secured by 1-4 family residential ..........     22,275     74,546     19,550      53,049      4,226        59,959
     Other mortgage .............................     30,347     43,827     41,376       9,689      3,480         5,288
  Home Equity ...................................      1,398      1,407      1,422         617        308           564
  Consumer ......................................      2,476      5,213      2,821       4,044      4,287         4,330
  Direct lease financing ........................         15         --         15         437         15            68
                                                    --------   --------   --------    --------   --------      --------
          TOTAL .................................   $127,685   $196,749   $130,483    $ 78,843   $ 25,858      $ 81,738
                                                    ========   ========   ========    ========   ========      ========

--------------------

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

         LOANS OTHER THAN FHA/VA LOANS. As a percentage of loans and foreclosed properties, nonperforming assets were .74% at June 30, 2000 compared to 1.15% at June 30, 1999 and .79% at March 31, 2000. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 267% at June 30, 2000, which compares to 172% at June 30, 1999 and 261% at March 31, 2000.

         The higher percentage of nonperforming assets and the lower level of loans past due 90 days or more and still accruing interest at June 30, 1999 compared to the same period in 2000 relates primarily to a change made in the third quarter of 1999 to Union Planters' policy for placing single family residential mortgages on nonaccrual status (see Note 5 on page 52 of the 1999 Annual Report). The impact of this change in policy was to reduce nonaccrual loans approximately $50 million with loans past due 90 days or more and still accruing interest increasing by a corresponding amount. The change was made prospectively and prior period amounts were not restated.

         Loans past due 90 days or more and still accruing interest totaled $78.8 million, or .34% of loans, at June 30, 2000 compared to $25.9 million, or
 .13%, and $81.7 million, or .38% of loans, at June 30, 1999 and March 31, 2000, respectively. The preceding table details the composition of these loans.

         FHA/VA LOANS. FHA/VA government-insured/guaranteed loans (FHA/VA loans) do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $166.2 million at June 30, 2000 which compares to $306.2 million and $216.2 million at June 30, 1999 and March 31, 2000, respectively. The decrease in past due loans relates to a decline in the overall volume of these loans. At June 30, 2000, June 30, 1999, and March 31, 2000, $4.4 million, $7.4 million and $5.8 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

FHA/VA FORECLOSURE CLAIMS

         Provisions for losses related to FHA/VA claims are provided through noninterest expense as provisions for losses on FHA/VA foreclosure claims and the corresponding liability is carried in other liabilities. Provisions for losses on FHA/VA foreclosure claims totaled $464,000 and $250,000 for the six months ended June 30, 2000 and 1999, respectively. At June 30, 2000, the Company had a reserve for FHA/VA claims losses of $15.3 million compared to $18.4 million and $28.0 million at March 31, 2000 and December 31, 1999, respectively.

POTENTIAL PROBLEM ASSETS

         Potential problem assets are assets which are generally secured and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply with present repayment terms in the future. Historically, these assets were loans which became nonperforming. At June 30, 2000, Union Planters had potential problem assets of $45.4 million, composed of 10 loans. This compares to $52.2 million, or 14 loans, at March 31, 2000 and $64.3 million, or 22 loans, at June 30, 1999.

DEPOSITS

         Union Planters' core deposit base is its most important and stable funding source and consists of deposits from the communities served by Union Planters.

                                                                                    AVERAGE DEPOSITS
                                                      ----------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED
                                                      --------------------------------------------          SIX MONTHS ENDED
                                                                JUNE 30,                                        JUNE 30,
                                                      ----------------------------     MARCH 31,      ----------------------------
                                                          2000            1999            2000            2000            1999
                                                      ------------    ------------    ------------    ------------    ------------
                                                                                 (DOLLARS IN THOUSANDS)

Demand deposits ..................................    $  4,058,827    $  4,476,077    $  4,027,414    $  4,043,121    $  4,390,270
Money market accounts ............................       3,826,930       3,703,442       3,915,206       3,871,068       3,273,960
Interest-bearing checking ........................       3,309,979       3,683,567       3,403,196       3,356,588       3,867,428
Savings deposits .................................       1,513,795       1,729,399       1,558,341       1,536,068       1,724,050
Other time deposits ..............................       8,268,440       9,829,513       8,403,967       8,336,204       9,854,440
                                                      ------------    ------------    ------------    ------------    ------------
        Total core deposits ......................      20,977,971      23,421,998      21,308,124      21,143,049      23,110,148
Certificates of deposit of $100,000 and over .....       2,228,985       2,286,601       1,978,169       2,103,577       2,389,174
                                                      ------------    ------------    ------------    ------------    ------------
        Total average deposits ...................    $ 23,206,956    $ 25,708,599    $ 23,286,293    $ 23,246,626    $ 25,499,322
                                                      ============    ============    ============    ============    ============

         Average deposits for the second quarter of 2000 were $23.2 billion, which represents decreases of $2.5 billion and $79 million, respectively, from the average deposits for the second quarter of 1999 and the first quarter of 2000. The decrease is attributable to several factors, including time deposits that matured and were not renewed (including higher priced deposits of acquired entities), not competing as aggressively for public fund deposits (which require pledging of investment securities), the competitive market in general, and increased competition from other investment sources (annuities, mutual funds, broker money market accounts, etc.), including Union Planters' sale of nontraditional deposit products.

SHAREHOLDERS' EQUITY

         Union Planters' total shareholders' equity decreased by $77.4 million from December 31, 1999 to $2.7 billion at June 30, 2000. The major items affecting shareholders' equity are as follows:

         - $142.3 million decrease due to shares purchased (4.5 million shares)
         - $16.1 million decrease due to the net change in the unrealized loss on available for sale investment securities
         - $67.1 million increase due to retained net earnings (net earnings less dividends paid)
         - $13.9 million increase due to common stock issued for employee benefit plans

         In August 1999, the Company's Board of Directors authorized the purchase of up to 5% of Union Planters' common stock or approximately 7.1 million shares. In February 2000, the Company completed the purchase of the 7.1 million shares under this plan. On February 17, 2000, the Board of Directors authorized the purchase from time to time of up to an additional 7.1 million shares. The purchases are expected to take place over 18 to 24 months either in the open market or privately negotiated transactions. As of July 31, 2000, 1.6 million shares had been purchased under the current authorization.

CAPITAL ADEQUACY

The following table presents capital adequacy information for Union Planters:

                                                                                              JUNE 30,
                                                                                            ------------  DECEMBER 31,
                                                                                            2000    1999      1999
                                                                                            ----    ----  ------------

                  CAPITAL ADEQUACY DATA
                    Total shareholders' equity/total assets (at period end) ............    7.88%   9.22%     8.34%
                    Average shareholders' equity/average total assets ..................    8.43    9.12      9.06
                    Tier 1 capital/unweighted average assets (leverage ratio)(1) .......    6.29    7.79      6.65

---------------

(1)      Based on period-end capital and quarterly adjusted average assets.

         The following tables present risk-based capital and capital adequacy ratios for Union Planters and its principal subsidiary, Union Planters Bank. Union Planters Bank's regulatory capital ratios qualify for the "well-capitalized" regulatory classification established by the FDIC.

                           UNION PLANTERS CORPORATION
                               RISK-BASED CAPITAL

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      ----------------------------     DECEMBER 31,
                                                                                          2000            1999             1999
                                                                                      ------------    ------------     ------------
                                                                                                  (DOLLARS IN THOUSANDS)

TIER 1 CAPITAL
  Shareholders' equity ...........................................................    $  2,698,670    $  2,973,072     $  2,776,109
  Trust Preferred Securities and minority interest in consolidated subsidiaries ..         202,250         202,215          202,232
  Less: Goodwill and other intangibles ...........................................        (982,346)       (720,604)        (971,770)
        Disallowed deferred tax asset ............................................          (1,314)         (1,029)          (1,053)
        Unrealized loss on available for sale securities .........................         150,354          61,571          134,217
                                                                                      ------------    ------------     ------------
      TOTAL TIER 1 CAPITAL .......................................................       2,067,614       2,515,225        2,139,735
TIER 2 CAPITAL
  Allowance for losses on loans ..................................................         307,105         267,714          282,149
  Qualifying long-term debt ......................................................         445,243         461,067          445,590
  Other adjustments ..............................................................              --              68               --
                                                                                      ------------    ------------     ------------
      TOTAL CAPITAL BEFORE DEDUCTIONS ............................................       2,819,962       3,244,074        2,867,474
  Less investment in unconsolidated subsidiaries .................................         (10,196)        (11,822)         (10,289)
                                                                                      ------------    ------------     ------------
      TOTAL CAPITAL ..............................................................    $  2,809,766    $  3,232,252     $  2,857,185
                                                                                      ============    ============     ============

RISK-WEIGHTED ASSETS .............................................................    $ 24,529,632    $ 21,344,275     $ 22,511,772
                                                                                      ============    ============     ============

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital .................................................................            8.43%          11.78%            9.50%
  Total capital ..................................................................           11.45           15.14            12.69

                    UNION PLANTERS BANK, NATIONAL ASSOCIATION
                               RISK-BASED CAPITAL

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                               -------------------------------    DECEMBER 31,
                                                    2000             1999             1999
                                               --------------   --------------   --------------
                                                            (DOLLARS IN THOUSANDS)

         Tier 1 capital ....................   $    1,926,749   $    2,150,480   $    1,878,443
         Total capital .....................        2,530,954        2,709,015        2,456,210
         Risk-weighted assets ..............       24,267,259       20,587,904       22,130,083
         RATIOS
           Leverage ........................             5.94%            7.17%            5.95%
           Tier 1 risk-based capital .......             7.94            10.45             8.49
           Total risk-based capital ........            10.43            13.16            11.10

         Union Planters' shareholders' equity to total assets ratio decreased at June 30, 2000 compared to prior periods due to the Company's share purchase plans and 1999 purchase acquisitions. Regulatory capital ratios were further impacted by goodwill and other intangibles resulting from the 1999 purchase acquisitions which are deducted from capital in calculating regulatory capital.

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

         Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At June 30, 2000, the parent company had cash and cash equivalents totaling $180.6 million, which compares to $170.2 million and $264.3 million at March 31, 2000 and December 31, 1999. Net working capital (total assets maturing within one year less similar liabilities) was $177.1 million, which compares to $195.1 million and $296.5 million at March 31, 2000 and December 31, 1999. The decrease in parent company liquidity from December 31, 1999 relates primarily to the Company's share purchase plan.

         At July 1, 2000, the parent company could have received dividends from subsidiaries of $159.0 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries in the second quarter of 2000 will be limited to $67.6 million by management due to capital and liquidity requirements of individual financial institutions. The payment of additional dividends by Union Planters' subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET LIABILITY AND MARKET RISK MANAGEMENT

         Union Planters' assets and liabilities are principally financial in nature and the resulting earnings, primarily net interest income, are subject to changes as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect decisions on pricing its assets and liabilities, which impacts net interest income, which is approximately 70% of Union Planters' operating revenues. As a result, a substantial part of Union Planters' risk management activities are devoted to managing interest-rate risk. Currently, Union Planters does not have any significant risks related to foreign exchange, commodities or equity risk exposure.

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

         As a general policy guideline, management expects the GAP position at one year not to exceed 10% of Union Planters' assets. At June 30, 2000, this position was 14% of Union Planters' total assets with $4.9 billion more liabilities repricing than assets. This position compares to March 31, 2000 which was 14% of total assets with $4.8 billion more liabilities repricing than assets.

         Even though the GAP position exceeds the policy at one year, $4.0 billion of the liabilities affecting the one year GAP are scheduled money market, savings and interest-bearing checking deposits whose rates are administered by management. Total money market, savings, and interest-bearing checking deposits of $8.4 billion that have no contractual maturity are scheduled according to management's best estimate of their repricing in response to changes in interest rates. Even with conservative estimates of their rate sensitivity, the resulting impact on earnings at risk in simulation analysis produces results which bring interest-rate risk into an acceptable range and one not implied by GAP analysis alone.

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

         The results of these simulations are compared to policy guidelines approved by the Committee. The policy limits the changes of net interest income to 20% of net operating earnings (net earnings before other significant items, net of taxes, annualized - see the "Summary of Consolidated Results" on page 15) when compared with the base case (flat) scenario. The simulations have consistently fallen within the policy guidelines.

         At June 30, 2000, the 200 basis point immediate rise in interest rates produced a 16% ($65 million after-tax) decrease in net operating earnings, which compares to a 16.4% ($66 million after-tax ) decrease at March 31, 2000. The 200 basis point immediate fall in interest rates produced a 10% ($41 million after-tax) increase in net operating earnings versus a 12.9% ($52 million after-tax) increase at March 31, 2000. The "most likely" scenario at June 30, 2000 produced less than a .1% ($382,000 after-tax) decrease in net operating earnings compared to a .6% ($2 million after-tax) decrease in net operating earnings at March 31, 2000. The "most likely" scenario at June 30, 2000 assumed the Federal Funds rate increasing from 6.50% to 6.75% over the first three months of the twelve month simulation period. At March 31, 2000, the "most likely" scenario assumed the Federal Funds rate increasing from 6.00% to 6.50% over the first three months of the twelve month simulation period.

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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                   RATE SENSITIVITY ANALYSIS AT JUNE 30, 2000

                                                                     INTEREST-SENSITIVE WITHIN(1)(7)
                                       --------------------------------------------------------------------------------------------
                                                                                                                  NON-
                                         0-90      91-180     181-365      1-3       3-5      5-15    OVER 15   INTEREST-
                                         DAYS       DAYS       DAYS       YEARS     YEARS    YEARS     YEARS     BEARING     TOTAL
                                       --------    -------    -------    -------    ------   ------   -------   ---------   -------
                                                                           (DOLLARS IN MILLIONS)

ASSETS
  Loans and leases(2)(3)(4) ........   $  7,956    $ 1,952    $ 2,932    $ 6,509    $2,706   $  791    $   54    $   443    $23,343
  Investment securities(5)(6) ......        409        190        458      1,434     1,566    2,786       349       (237)     6,955
  Other earning assets .............        659                    --         --        --        1        --         --        660
  Other assets .....................         --         --         --         --        --       --        --      3,269      3,269
                                       --------    -------    -------    -------    ------   ------    ------    -------    -------
          TOTAL ASSETS .............   $  9,024    $ 2,142    $ 3,390    $ 7,943    $4,272   $3,578    $  403    $ 3,475    $34,227
                                       ========    =======    =======    =======    ======   ======    ======    =======    =======

SOURCES OF FUNDS
  Money market deposits(7)(8) ......   $  1,226    $    --    $ 1,226    $ 1,263    $   --   $   --    $   --    $    --    $ 3,715
  Savings and interest-bearing
    checking deposits(7)(8) ........      1,539         --         --      1,539        --    1,586        --                 4,664
  Other time deposits ..............      2,201      1,846      2,315      1,688       238       37         3         --      8,328
  Certificates of deposit of
    $100,000 and over ..............        934        534        714        271        29        3        --         --      2,485
  Short-term borrowings ............      4,923      1,202          1         --        --       --        --         --      6,126
  Short- and medium-term
     senior notes ..................         --         --         --         60        --       --        --         --         60
  Federal Home Loan Bank
     advances ......................        600         --          1          1        --       --        --         --        602
  Other long-term debt .............        154         --         --          1        74      401       199         --        829
  Noninterest-bearing deposits .....         --         --         --         --        --       --        --      4,098      4,098
  Other liabilities ................         --         --         --         --        --       --        --        621        621
  Shareholders' equity .............         --         --         --         --        --       --        --      2,699      2,699
                                       --------    -------    -------    -------    ------   ------    ------    -------    -------
          TOTAL SOURCES OF FUNDS ...   $ 11,577    $ 3,582    $ 4,257    $ 4,823    $  341   $2,027    $  202    $ 7,418    $34,227
                                       ========    =======    =======    =======    ======   ======    ======    =======    =======

INTEREST-RATE SENSITIVITY GAP ......   $ (2,553)   $(1,440)   $  (867)   $ 3,120    $3,931   $1,551    $  201    $(3,943)        --

CUMULATIVE INTEREST-RATE
  SENSITIVITY GAP(8) ...............     (2,553)    (3,993)    (4,860)    (1,740)    2,191    3,742     3,943         --

CUMULATIVE GAP AS A
  PERCENTAGE OF TOTAL ASSETS(8) ....         (7)%      (12)%      (14)%       (5)%       6%      11%       12%        --%
POLICY .............................                 +/-15%     +/-10%      +/-5%       >0%      >0%       >0%

---------------

Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2) Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities include estimates of principal prepayments using industry estimates of prepayment speeds for various coupon segments of the portfolio.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities calculated within a proprietary cash flow model.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits, interest-bearing checking, and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money market, interest-bearing checking, and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (24%), (28%), (27%), and (10%) for the 0-90 Days, 91-180 Days 181-365 Days and 1-3
         Years categories and positive 2%, 11%, and 12%, respectively, for the 3-5 Years, 5-15 Years, and over 15 Years categories at June, 2000.

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

ITEM 2 -- CHANGES IN SECURITIES

         None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         UNION PLANTERS CORPORATION ANNUAL MEETING

         The Corporation's Annual Meeting of Shareholders was held on April 20, 2000. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting. There were no broker nonvotes as all proposals were deemed to be discretionary.

         (1)      The following persons nominated as Directors were elected:

                          Class I                    For              Against            Abstain
                          -------                -----------         ----------          -------
                  James E. Harwood               104,025,076          5,152,992           50,766
                  Donald F. Schuppe              103,574,063          5,598,151           56,620
                  Richard A. Trippeer, Jr.       104,127,585          5,049,491           51,758


         Directors continuing in office are as follows: Benjamin W. Rawlins, Jr., Jackson W. Moore, Albert M. Austin, George W. Bryan, Parnell S. Lewis, Jr., Dr. V. Lane Rawlins, David M. Thomas, and Spence L. Wilson.

         (2) The selection by the Board of Directors of PricewaterhouseCoopers LLP as the Corporation's independent accountants and auditors for the year ending December 31, 2000 was ratified by the following vote:

                      For            Against         Abstain
                  -----------       ---------        -------
                  106,606,375       1,736,670        885,789

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

         b)       Reports on Form 8-K:

         Date of Current Report                                   Subject
         ----------------------                                   -------
           1. April 20, 2000                      Press release announcing first quarter
                                                  2000 net earnings, reported under Item 5

           2. July 20, 2000                       Press release announcing second quarter
                                                  2000 net earnings, reported under Item 5

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNION PLANTERS CORPORATION
                                    -------------------------------------------
                                                   (Registrant)

Date:      August 9, 2000
     ---------------------------


                                    By:    /s/ Benjamin W. Rawlins, Jr.
                                       ----------------------------------------
                                           Benjamin W. Rawlins, Jr.
                                           Chairman and Chief Executive Officer


                                    By:    /s/ Bobby L. Doxey
                                       ----------------------------------------
                                           Bobby L. Doxey
                                           Senior Executive Vice President and
                                           Chief Financial Officer


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