Form 10-Q
period 2000-09-30
UNION PLANTERS CORP
filed 2000-11-09
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period ________ to ________

                           Commission File No. 1-10160


                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)


        Tennessee                                       62-0859007
------------------------                     --------------------------------
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

                           Yes [X]         No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                                  Outstanding at October 31, 2000
--------------------------                      -------------------------------
Common stock $5 par value                                 134,730,073

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - September 30, 2000,
                September 30, 1999, and December 31, 1999.........................................    3

           b)   Consolidated Statement of Earnings -
                Three and Nine Months Ended September 30, 2000 and 1999...........................    4

           c)   Consolidated Statement of Changes in Shareholders' Equity -
                Nine Months Ended September 30, 2000 .............................................    5

           d)   Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 2000 and 1999.....................................    6

           e)   Notes to Unaudited Consolidated Financial Statements..............................    7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....................................   14

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................   31

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings.................................................................   35

      Item 2.   Changes in Securities.............................................................   35

      Item 3.   Defaults Upon Senior Securities...................................................   35

      Item 4.   Submission of Matters to a Vote of Security Holders...............................   35

      Item 5.   Other Information.................................................................   35

      Item 6.   Exhibits and Reports on Form 8-K..................................................   37

      Signatures..................................................................................   38

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,               DECEMBER 31,
                                                                                  -----------------------------       -----------
                                                                                     2000              1999               1999
                                                                                  -----------       -----------       -----------
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks ..................................................      $   898,845       $ 1,008,345       $ 1,127,902
  Interest-bearing deposits at financial institutions ......................           64,381            41,983            73,062
  Federal funds sold and securities purchased under agreements to resell ...           54,732            84,222            51,117
  Trading account assets ...................................................          264,294           225,510           315,734
  Loans held for resale ....................................................          377,012           305,784           430,690
  Available for sale securities (Amortized cost: $7,062,938,
    $7,966,492, and $7,685,096, respectively) ..............................        6,920,432         7,845,191         7,472,455
  Loans ....................................................................       23,457,315        21,398,942        21,474,498
    Less: Unearned income ..................................................           (7,885)          (33,028)          (28,098)
              Allowance for losses on loans ................................         (340,453)         (358,721)         (342,300)
                                                                                  -----------       -----------       -----------
       Net loans ...........................................................       23,108,977        21,007,193        21,104,100
  Premises and equipment, net ..............................................          613,633           648,090           637,628
  Accrued interest receivable ..............................................          301,189           298,429           287,231
  FHA/VA claims receivable .................................................           79,838           137,066           108,618
  Mortgage servicing rights ................................................          126,051           120,223           122,110
  Goodwill and other intangibles ...........................................          971,075           973,399           975,432
  Other assets .............................................................          482,130           459,057           574,274
                                                                                  -----------       -----------       -----------
          TOTAL ASSETS .....................................................      $34,262,589       $33,154,492       $33,280,353
                                                                                  ===========       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing ...................................................      $ 3,979,560       $ 4,181,748       $ 4,035,189
     Certificates of deposit of $100,000 and over ..........................        2,575,543         2,190,474         1,963,347
     Other interest-bearing ................................................       16,528,571        18,019,231        17,373,580
                                                                                  -----------       -----------       -----------
          Total deposits ...................................................       23,083,674        24,391,453        23,372,116
  Short-term borrowings ....................................................        5,993,766         4,046,075         5,422,504
  Short- and medium-term senior notes ......................................          260,000            75,000            60,000
  Federal Home Loan Bank advances ..........................................          601,291           203,402           203,032
  Other long-term debt .....................................................          793,652           854,539           854,738
  Accrued interest, expenses, and taxes ....................................          363,275           232,180           202,303
  Other liabilities ........................................................          369,385           399,914           389,551
                                                                                  -----------       -----------       -----------
          TOTAL LIABILITIES ................................................       31,465,043        30,202,563        30,504,244
                                                                                  -----------       -----------       -----------

  Commitments and contingent liabilities ...................................               --                --                --
  Shareholders' equity
    Convertible preferred stock ............................................           19,942            21,718            20,875
    Common stock, $5 par value; 300,000,000 shares authorized; 134,756,611 issued and outstanding (141,781,749 at September 30, 1999,
       and 138,487,381 at December 31, 1999) ...............................          673,783           708,909           692,437
    Additional paid-in capital .............................................          754,153           770,642           755,306
    Retained earnings ......................................................        1,458,488         1,540,317         1,453,468
    Unearned compensation ..................................................          (18,499)          (12,868)          (11,760)
    Accumulated other comprehensive income--unrealized loss on
      available for sale securities, net ...................................          (90,321)          (76,789)         (134,217)
                                                                                  -----------       -----------       -----------
          TOTAL SHAREHOLDERS' EQUITY .......................................        2,797,546         2,951,929         2,776,109
                                                                                  -----------       -----------       -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................      $34,262,589       $33,154,492       $33,280,353
                                                                                  ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                                          -------------------------      -------------------------
                                                                             2000           1999            2000           1999
                                                                          ----------     ----------      ----------     ----------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans ........................................     $  525,187     $  454,656      $1,495,183     $1,300,762
  Interest on investment securities
    Taxable .........................................................         94,746        105,720         294,928        319,818
    Tax-exempt ......................................................         16,026         17,481          49,132         52,574
  Interest on deposits at financial institutions ....................            825            879           1,632          2,316
  Interest on federal funds sold and securities purchased under
    agreements to resell ............................................          1,511          1,104           4,118          2,936
  Interest on trading account assets ................................          4,266          3,834          12,682         11,363
  Interest on loans held for resale .................................          6,493          4,528          19,111         18,319
                                                                          ----------     ----------      ----------     ----------
          Total interest income .....................................        649,054        588,202       1,876,786      1,708,088
                                                                          ----------     ----------      ----------     ----------

INTEREST EXPENSE
  Interest on deposits ..............................................        221,519        200,210         612,081        619,510
  Interest on short-term borrowings .................................         96,860         39,315         267,937         84,657
  Interest on long-term debt ........................................         26,667         20,448          66,658         68,406
                                                                          ----------     ----------      ----------     ----------
          Total interest expense ....................................        345,046        259,973         946,676        772,573
                                                                          ----------     ----------      ----------     ----------

          NET INTEREST INCOME .......................................        304,008        328,229         930,110        935,515
PROVISION FOR LOSSES ON LOANS .......................................         19,939         20,365          56,941         54,384
                                                                          ----------     ----------      ----------     ----------

          NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS ...        284,069        307,864         873,169        881,131
                                                                          ----------     ----------      ----------     ----------

NONINTEREST INCOME
  Service charges on deposit accounts ...............................         47,451         44,273         134,149        125,663
  Mortgage banking revenue ..........................................         28,110         23,506          75,927         75,208
  Bank card income ..................................................          9,320          7,906          27,133         18,949
  Factoring commissions .............................................          8,462          7,583          23,148         22,014
  Trust service income ..............................................          6,043          4,241          19,275         17,955
  Profits and commissions from trading activities ...................          1,598          1,094           4,314          2,958
  Investment securities gains (losses) ..............................             --         (1,224)             77          1,968
  Other income ......................................................         46,361         35,703         129,391        125,337
                                                                          ----------     ----------      ----------     ----------
          Total noninterest income ..................................        147,345        123,082         413,414        390,052
                                                                          ----------     ----------      ----------     ----------

NONINTEREST EXPENSE
  Salaries and employee benefits ....................................        133,775        123,369         390,073        376,470
  Net occupancy expense .............................................         23,536         23,550          70,485         65,461
  Equipment expense .................................................         20,904         20,024          63,308         59,262
  Goodwill and other intangibles amortization .......................         16,151         15,040          47,860         40,188
  Other expense .....................................................         84,704         84,016         254,934        257,866
                                                                          ----------     ----------      ----------     ----------
          Total noninterest expense .................................        279,070        265,999         826,660        799,247
                                                                          ----------     ----------      ----------     ----------

          EARNINGS BEFORE INCOME TAXES ..............................        152,344        164,947         459,923        471,936
Income taxes ........................................................         50,763         55,413         154,120        159,288
                                                                          ----------     ----------      ----------     ----------
          NET EARNINGS ..............................................     $  101,581     $  109,534      $  305,803     $  312,648
                                                                          ==========     ==========      ==========     ==========

          NET EARNINGS APPLICABLE TO COMMON SHARES ..................     $  101,182     $  109,101      $  304,590     $  311,311
                                                                          ==========     ==========      ==========     ==========

EARNINGS PER COMMON SHARE
          Basic .....................................................     $      .75     $      .77      $     2.25     $     2.19
          Diluted ...................................................            .75            .76            2.24           2.16

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
          Basic .....................................................        134,678        142,557         135,337        142,464
          Diluted ...................................................        136,130        144,570         136,821        144,680

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                               CONVERTIBLE                         ADDITIONAL
                                                PREFERRED          COMMON            PAID-IN            RETAINED
                                                  STOCK             STOCK            CAPITAL            EARNINGS
                                               -----------        ---------        -----------        -----------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2000 ...............        $  20,875         $ 692,437         $ 755,306         $ 1,453,468
Comprehensive income
  Net earnings .........................               --                --                --             305,803
  Other comprehensive income,
     net of taxes:
     Net change in the unrealized
        losses on available for sale
        securities .....................               --                --                --                  --

          Total comprehensive income ...

Cash dividends
  Common stock, $1.50 per share ........               --                --                --            (203,721)
  Preferred stock, $1.50 per share .....               --                --                --              (1,213)
Common stock issued under
  employee benefit plans,
  net of stock exchanged ...............               --             3,492            22,642                (457)
Conversion of preferred stock ..........             (933)              233               700                  --
Common stock purchased
  and retired ..........................               --           (22,379)          (24,495)            (95,392)
                                                ---------         ---------         ---------         -----------
BALANCE, SEPTEMBER 30, 2000 ............        $  19,942         $ 673,783         $ 754,153         $ 1,458,488
                                                =========         =========         =========         ===========

                                                                UNREALIZED
                                                                 LOSS ON
                                                                AVAILABLE
                                                UNEARNED         FOR SALE
                                              COMPENSATION      SECURITIES            TOTAL
                                              ------------      ----------         -----------
                                                           (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2000 ...............        $(11,760)        $(134,217)        $ 2,776,109
Comprehensive income
  Net earnings .........................              --                --             305,803
  Other comprehensive income,
     net of taxes:
     Net change in the unrealized
        losses on available for sale
        securities .....................              --            43,896              43,896
                                                                                   -----------
          Total comprehensive income ...                                               349,699

Cash dividends
  Common stock, $1.50 per share ........              --                --            (203,721)
  Preferred stock, $1.50 per share .....              --                --              (1,213)
Common stock issued under
  employee benefit plans,
  net of stock exchanged ...............          (6,739)               --              18,938
Conversion of preferred stock ..........              --                --                  --
Common stock purchased
  and retired ..........................              --                --            (142,266)
                                                --------         ---------         -----------
BALANCE, SEPTEMBER 30, 2000 ............        $(18,499)        $ (90,321)        $ 2,797,546
                                                ========         =========         ===========

                                                  BEFORE TAX          TAX            NET OF TAX
                                                    AMOUNT          BENEFIT            AMOUNT
                                                  ----------       ---------         ----------
DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Change in the unrealized losses
     on available for sale securities
     arising during the period ...........        $  70,212        $ (26,269)        $  43,943
  Less: reclassification for gains
            included in net income .......               77              (30)               47
                                                  ---------        ---------         ---------
  Net change in the unrealized losses
    on available for sale securities .....        $  70,135        $ (26,239)        $  43,896
                                                  =========        =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                              -----------------------------
                                                                                                  2000             1999
                                                                                              -----------       -----------
                                                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings .........................................................................      $   305,803       $   312,648
  Reconciliation of net earnings to net cash provided by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA foreclosure claims ....           56,735            55,532
    Depreciation and amortization of premises and equipment ............................           59,546            50,301
    Amortization of goodwill and other intangibles .....................................           47,860            40,188
    Amortization of mortgage servicing rights ..........................................           14,570            14,857
    Net (accretion) amortization of investment securities ..............................           (1,560)           15,952
    Net realized gains on sales of investment securities ...............................              (77)           (1,968)
    Deferred income tax expense ........................................................           15,105               854
    Decrease in assets
        Trading account assets and loans held for resale ...............................          105,118           191,539
        Other assets ...................................................................           85,246           191,925
    Increase (decrease) in accrued interest, expenses, taxes, and other liabilities ....          119,752          (128,235)
    Other, net .........................................................................            7,532             6,222
                                                                                              -----------       -----------
          Net cash provided by operating activities ....................................          815,630           749,815
                                                                                              -----------       -----------

INVESTING ACTIVITIES
  Net decrease in short-term investments ...............................................            8,683           775,655
  Proceeds from sales of available for sale securities .................................          424,954         1,100,093
  Proceeds from maturities, calls, and prepayments of available for sale securities ....          834,586         4,217,090
  Purchases of available for sale securities ...........................................         (636,909)       (4,823,567)
  Net (increase) decrease in loans .....................................................       (2,085,302)          415,704
  Net cash paid for acquisitions .......................................................          (39,620)          (32,028)
  Purchases of premises and equipment, net .............................................          (34,159)          (57,539)
                                                                                              -----------       -----------
          Net cash (used) provided by investing activities .............................       (1,527,767)        1,595,408
                                                                                              -----------       -----------

FINANCING ACTIVITIES
  Net decrease in deposits .............................................................         (287,276)       (4,154,225)
  Net increase in short-term borrowings ................................................          771,262         2,138,656
  Proceeds from long-term debt .........................................................          600,000                --
  Repayment of long-term debt ..........................................................         (263,317)         (303,955)
  Proceeds from issuance of common stock ...............................................           13,238            17,440
  Purchase and retirement of common stock ..............................................         (142,266)         (101,317)
  Cash dividends paid ..................................................................         (204,946)         (215,759)
  Other, net ...........................................................................               --               322
                                                                                              -----------       -----------
          Net cash provided (used) by financing activities .............................          486,695        (2,618,838)
                                                                                              -----------       -----------

  Net decrease in cash and cash equivalents ............................................         (225,442)         (273,615)
  Cash and cash equivalents at the beginning of the period .............................        1,179,019         1,366,182
                                                                                              -----------       -----------
  Cash and cash equivalents at the end of the period ...................................      $   953,577       $ 1,092,567
                                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest ...........................................................................      $   872,800       $   795,755
    Income taxes .......................................................................           56,124           136,070
  Unrealized loss on available for sale securities .....................................         (142,506)         (121,301)

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  PRINCIPLES OF ACCOUNTING

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, including normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In Note 1 to Union Planters' Annual Report to Shareholders (page 48 of the report) there is a discussion of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was issued in June 1998 and is effective January 1, 2001. Union Planters does not believe the implementation of this statement will have a material impact on Union Planters' financial position, results of operations, and cash flows, since the organization has very limited activity covered by the statement. The new statement will have some impact on the Company's mortgage banking operations but the exact impact has not been completely identified since some of the issues relating to mortgage banking are still being finalized.

NOTE 2.  ACQUISITIONS

         CONSUMMATED ACQUISITIONS

         On April 26, 2000, Union Planters Bank, National Association (UPB), the Company's principal subsidiary, completed the acquisition of Strategic Outsourcing, Inc. (SOI) which is headquartered in Charlotte, North Carolina. SOI is one of the largest providers of professional employment organization services (e.g. workers' compensation management, employee benefits management, payroll administration, safety and risk management, human resources administration, and compliance administration) in the United States. Clients, which are small and mid-sized businesses, are provided integrated and cost-effective approaches to the management of critical human resources responsibilities and employer risks. The cash purchase price for this acquisition was $45.9 million (excluding up to $10 million of future contingent consideration, based on the operating performance of SOI) and goodwill and other intangibles resulting from the acquisition were $46.5 million.

         PENDING ACQUISITIONS

         On September 20, 2000, Union Planters and Jefferson Savings Bancorp, Inc. (Jefferson Savings) of Ballwin, Missouri signed a definitive agreement for the acquisition of Jefferson Savings by Union Planters. Jefferson Savings is the parent company of Jefferson Heritage Bank, a federal savings bank. Jefferson Savings has total assets of approximately $1.6 billion, total loans of $1.3 billion, and total deposits of $938 million at July 31, 2000. Approximately 54% of Jefferson Saving's deposits are in the St. Louis metropolitan market and the balance in Texas. Jefferson Savings also operates mortgage origination offices in Missouri, Texas, Tennessee, Washington, Oregon, Colorado, and Arizona.

         Under the terms of the agreement, shareholders of Jefferson Savings would receive .433 shares of Union Planters common stock (or approximately 4.3 million shares of Union Planters common stock in the aggregate) for each share of Jefferson Savings common stock, in a tax-free exchange. The transaction will be accounted for as a tax-free purchase and is subject to approval by the Jefferson Savings shareholders and regulatory authorities. The Company has authorized the purchase of the Union Planters common shares to be issued in the transaction; however, no such shares have been purchased as of October 31, 2000. The acquisition is expected to be completed in the first quarter of 2001.

NOTE 3.  LOANS

         Loans are summarized by type as follows:

                                                                         SEPTEMBER 30,
                                                                ------------------------------      DECEMBER 31,
                                                                    2000              1999              1999
                                                                ------------      ------------      ------------
                                                                              (DOLLARS IN THOUSANDS)
              Commercial, financial, and agricultural ....      $  5,053,745      $  4,588,050      $  4,799,840
              Foreign ....................................           494,359           386,661           374,814
              Accounts receivable - factoring ............           807,787           606,115           555,128
              Real estate - construction .................         1,931,004         1,554,455         1,581,164
              Real estate - mortgage
                Secured by 1-4 family residential ........         6,081,364         5,425,444         5,554,943
                FHA/VA government-insured/guaranteed .....           306,421           538,398           519,213
                Other mortgage ...........................         5,195,034         4,809,855         4,591,110
              Home equity ................................           656,114           571,790           584,546
              Consumer ...................................         2,827,663         2,845,714         2,835,014
              Direct lease financing .....................           103,824            72,460            78,726
                                                                ------------      ------------      ------------
                        TOTAL LOANS ......................      $ 23,457,315      $ 21,398,942      $ 21,474,498
                                                                ============      ============      ============


         Nonperforming loans are summarized as follows:

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                       2000             1999
                                                                  -------------     ------------
                                                                      (DOLLARS IN THOUSANDS)
                  Nonaccrual loans...........................      $  133,434        $  127,766
                  Restructured loans.........................           1,524             1,878
                                                                   ----------        ----------
                            TOTAL NONPERFORMING LOANS........      $  134,958        $  129,644
                                                                   ==========        ==========
                  FHA/VA GOVERNMENT-INSURED/GUARANTEED
                    LOANS ON NONACCRUAL STATUS...............      $    4,212        $    6,613
                                                                   ==========        ==========


NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

         The changes in the allowance for losses on loans for the three and nine months ended September 30, 2000 are summarized as follows:

                                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 2000     SEPTEMBER 30, 2000
                                                                          ------------------     ------------------
                                                                                     (DOLLARS IN THOUSANDS)
                  BEGINNING BALANCE ..............................            $  345,858             $  342,300
                  Provision for losses on loans ..................                19,939                 56,941
                  Recoveries of loans previously charged off .....                10,345                 39,249
                  Loans charged off ..............................               (33,814)               (96,162)
                  Decrease due to sale of loans ..................                (1,875)                (1,875)
                                                                              ----------             ----------
                  BALANCE, SEPTEMBER 30, 2000 ....................            $  340,453             $  340,453
                                                                              ==========             ==========

NOTE 5.  INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities are summarized as follows:

                                                                                        SEPTEMBER 30, 2000
                                                                      ------------------------------------------------------
                                                                                            UNREALIZED
                                                                       AMORTIZED     ------------------------
                                                                          COST         GAINS          LOSSES      FAIR VALUE
                                                                      -----------    ---------      ---------    -----------
                                                                                       (DOLLARS IN THOUSANDS)
            AVAILABLE FOR SALE SECURITIES
            U.S. Government obligations
              U.S. Treasury .......................................   $   119,565    $     273      $     614    $   119,224
              U.S. Government agencies
                Collateralized mortgage obligations ...............     2,333,941        1,659         63,331      2,272,269
                Mortgage-backed ...................................       510,816        1,890         13,719        498,987
                Other .............................................       884,598        1,512         17,857        868,253
                                                                      -----------    ---------      ---------    -----------
                      Total U.S. Government obligations ...........     3,848,920        5,334         95,521      3,758,733
            Obligations of states and political subdivisions ......     1,230,395       15,101         19,956      1,225,540
            Other stocks and securities ...........................     1,983,623        3,968         51,432      1,936,159
                                                                      -----------    ---------      ---------    -----------
                      TOTAL AVAILABLE FOR SALE SECURITIES .........   $ 7,062,938    $  24,403      $ 166,909    $ 6,920,432
                                                                      ===========    =========      =========    ===========


                                                                                         DECEMBER 31, 1999
                                                                      ------------------------------------------------------
                                                                                            UNREALIZED
                                                                       AMORTIZED     ------------------------
                                                                          COST         GAINS          LOSSES      FAIR VALUE
                                                                      -----------    ---------      ---------    -----------
                                                                                       (DOLLARS IN THOUSANDS)
            AVAILABLE FOR SALE SECURITIES
            U.S. Government obligations
              U.S. Treasury .......................................   $   165,335    $     398      $   1,190    $   164,543
              U.S. Government agencies
                Collateralized mortgage obligations ...............     2,440,301          498         85,350      2,355,449
                Mortgage-backed ...................................       650,125        3,507         16,870        636,762
                Other .............................................     1,048,180        1,879         26,232      1,023,827
                                                                      -----------    ---------      ---------    -----------
                      Total U.S. Government obligations ...........     4,303,941        6,282        129,642      4,180,581
            Obligations of states and political subdivisions ......     1,303,088       13,902         43,845      1,273,145
            Other stocks and securities ...........................     2,078,067        3,510         62,848      2,018,729
                                                                      -----------    ---------      ---------    -----------
                      TOTAL AVAILABLE FOR SALE SECURITIES .........   $ 7,685,096    $  23,694      $ 236,335    $ 7,472,455
                                                                      ===========    =========      =========    ===========

         Investment securities having a fair value of approximately $3.6 billion and $2.8 billion at September 30, 2000 and December 31, 1999, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank (FHLB) advances.

         The following table presents the gross realized gains and losses on available for sale investment securities for the three and nine months ended September 30, 2000 and 1999 (Dollars in thousands).

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                    -----------------------------  ------------------------------
                                        2000           1999            2000            1999
                                    -------------- --------------  --------------  --------------
      Realized gains...........       $        1     $      467      $    1,697      $    5,626
      Realized losses..........                1          1,691           1,620           3,658

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED,
                                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                                ---------------------      ------------------------
                                                                                  2000         1999          2000           1999
                                                                                --------     --------      ---------      ---------
                                                                                               (DOLLARS IN THOUSANDS)
   OTHER NONINTEREST INCOME
     ATM transaction fees .................................................     $  6,600     $  6,917      $  21,461      $  18,183
     Brokerage fee income .................................................        4,507        4,191         14,097         13,841
     Annuity sales income .................................................        2,163        3,977         10,155         13,812
     Insurance commissions ................................................        4,344        4,610         13,077         13,052
     Letters of credit fees ...............................................        2,160        1,869          5,597          5,037
     Gain on sales of branches/deposits and other assets ..................        1,235          983          2,725          3,917
     Gain on securitization and sale of mortgage loans ....................        2,764           --          2,764          5,317
     Gain on sale of asset-based loans ....................................        2,693           --          2,693             --
     Gain on sale of credit card portfolio ................................           --           --             --          3,268
     Gain on sale of corporate trust business .............................           --           --             --          2,417
     Earnings (losses) of equity method investments .......................          131         (630)          (640)          (760)
     Reversion of excess assets of a pension plan of an acquired entity ...           --           --          4,762             --
     Other income .........................................................       19,764       13,786         52,700         47,253
                                                                                --------     --------      ---------      ---------
             TOTAL OTHER NONINTEREST INCOME ...............................     $ 46,361     $ 35,703      $ 129,391      $ 125,337
                                                                                ========     ========      =========      =========

   OTHER NONINTEREST EXPENSE
     Communications .......................................................     $  8,816     $  8,752      $  28,172      $  25,112
     Other contracted services ............................................        8,283        7,814         25,113         24,229
     Postage and carrier ..................................................        6,987        8,294         21,593         23,437
     Stationery and supplies ..............................................        6,569        7,624         19,541         23,804
     Merchant interchange fees ............................................        6,682        5,536         18,962         12,584
     Advertising and promotion ............................................        6,282        7,228         20,362         20,708
     Amortization of mortgage servicing rights ............................        5,275        4,269         14,570         14,857
     Other personnel services .............................................        3,385        4,286         10,038         13,198
     Legal fees ...........................................................        3,098        3,331          9,220          9,576
     Travel ...............................................................        2,905        2,924          7,976          8,528
     Consultant fees ......................................................        1,032        2,068          4,453          6,396
     Federal Reserve fees .................................................        1,876        1,433          5,167          4,035
     Accounting and audit fees ............................................        1,302          994          4,765          3,526
     Other real estate expense ............................................        1,344          679          4,132          3,578
     Brokerage and clearing fees on trading activities ....................        1,593        1,164          4,419          3,749
     Taxes other than income ..............................................        1,382        1,270          4,836          5,248
     FDIC insurance .......................................................        1,185        1,508          3,651          4,544
     Dues, subscriptions, and contributions ...............................          995        1,106          3,023          3,365
     Insurance ............................................................          837          749          2,567          1,981
     Provision for losses on FHA/VA foreclosure claims ....................        1,216          633          1,260            883
     Miscellaneous charge-offs ............................................        2,735        2,472          5,560          7,620
     Other expense ........................................................       10,925        9,882         35,554         36,908
                                                                                --------     --------      ---------      ---------
             TOTAL OTHER NONINTEREST EXPENSE ..............................     $ 84,704     $ 84,016      $ 254,934      $ 257,866
                                                                                ========     ========      =========      =========


NOTE 7.  INCOME TAXES

         Applicable income taxes for the nine months ended September 30, 2000, were $154.1 million, resulting in an effective tax rate of 33.51%. Applicable income taxes for the same period in 1999 were $159.3 million, resulting in an effective tax rate of 33.75%. The decrease in the effective rate in 2000, as compared to 1999, is due primarily to the change in the mix of taxable and nontaxable revenues. The tax expense applicable to investment securities gains for the nine months ended September 30, 2000 and 1999 was $30,000 and $766,000, respectively.

         At September 30, 2000, Union Planters had a net deferred tax asset of $216.0 million compared to $254.7 million at December 31, 1999. The net deferred tax asset includes a deferred tax asset related to the net unrealized loss on available for sale securities of $52.2 million and $78.4 million at those dates, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient future taxable income to realize in full these deferred tax benefits. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

NOTE 8.  BORROWINGS

SHORT-TERM BORROWINGS

         Short-term borrowings include short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. Short-term FHLB advances are borrowings from the FHLB, which are collateralized by mortgage-backed securities and mortgage loans. Federal funds purchased arise from Union Planters' market activity with its correspondent banks and generally mature in one business day. Securities sold under agreements to repurchase are collateralized by U.S. Government and agency securities.

         Short-term borrowings are summarized as follows:

                                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                        --------------------------    -----------
                                                                                           2000           1999            1999
                                                                                        -----------    -----------    -----------
                                                                                                  (DOLLARS IN THOUSANDS)
       Balances at period end:
       Short-term FHLB advances .....................................................   $ 2,500,000    $ 2,000,000    $ 3,000,000
       Federal funds purchased ......................................................     2,023,480        736,160        945,869
       Securities sold under agreements to repurchase ...............................     1,469,834      1,309,426      1,476,142
       Other short-term borrowings ..................................................           452            489            493
                                                                                        -----------    -----------    -----------
                 Total short-term borrowings ........................................   $ 5,993,766    $ 4,046,075    $ 5,422,504
                                                                                        ===========    ===========    ===========
       Federal funds purchased and securities sold under agreements to repurchase
         Daily average balance ......................................................   $ 2,679,909    $ 1,951,404    $ 1,980,674
         Weighted average interest rate .............................................          5.85%          4.52%          4.62%
       Short-term FHLB advances
         Daily average balance ......................................................   $ 2,805,758    $   473,260    $   928,493
         Weighted average interest rate .............................................          6.40%          5.87%          5.42%

SHORT- AND MEDIUM-TERM SENIOR NOTES

         UPB has a $5 billion senior and subordinated bank note program to supplement UPB's funding sources. Under the program, UPB may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes), and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At September 30, 2000, September 30, 1999, and December 31, 1999, UPB had no Subordinated Notes outstanding under this program. At September 30, 1999 and December 31, 1999, UPB had no Short-Term Senior Notes outstanding. A summary of the Short-Term and Medium-Term Senior Notes outstanding follows.

                                          SHORT-TERM
                                         SENIOR NOTES                     MEDIUM-TERM SENIOR NOTES
                                         -------------     ----------------------------------------------------
                                         SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,        DECEMBER 31,
                                             2000              2000               1999                 1999
                                         -------------     -------------     --------------       -------------
                                                                  (DOLLARS IN THOUSANDS)
         Balances at period end...        $  200,000       $      60,000     $       75,000       $      60,000
         Fixed-rate notes.........           200,000              60,000             75,000              60,000
         Range of maturities......             10/00        8/01 - 10/01      10/99 - 10/01        8/01 - 10/01

FEDERAL HOME LOAN BANK ADVANCES

         Certain of Union Planters' banking and thrift subsidiaries had outstanding advances, with original maturity dates of greater than one year, from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At September 30, 2000, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                                   SEPTEMBER 30,
                                           ----------------------------    DECEMBER 31,
                                               2000            1999            1999
                                           ------------    ------------    ------------
                                                       (DOLLARS IN THOUSANDS)
         Balance at period end........     $    601,291    $    203,402    $    203,032
         Range of interest rates......      1.75 - 6.61%    3.25 - 6.85%    1.75 - 6.85%
         Range of maturities..........      2001 - 2015     2000 - 2015     2000 - 2015


OTHER LONG-TERM DEBT

         Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the 1999 Annual Report for additional information regarding these borrowings.

                                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                          -----------------------    ------------
                                                                                            2000           1999          1999
                                                                                          ---------     ---------    ------------
                                                                                                     (DOLLARS IN THOUSANDS)
       Corporation-Obligated Mandatorily Redeemable Capital Pass-through
         Securities of Subsidiary Trust holding solely a Corporation-Guaranteed
         Related Subordinated Note (Trust Preferred Securities) .....................     $ 199,071     $ 199,035     $ 199,044
       Variable-rate asset-backed certificates ......................................       114,939       175,000       175,000
       6 3/4% Subordinated Notes due 2005 ...........................................        99,699        99,640        99,655
       6.25% Subordinated Notes due 2003 ............................................        74,339        74,787        74,800
       6.5% Putable/Callable Subordinated Notes due 2018 ............................       300,915       301,577       301,055
       Other long-term debt .........................................................         4,689         4,500         5,184
                                                                                          ---------     ---------     ---------
                 TOTAL OTHER LONG-TERM DEBT .........................................     $ 793,652     $ 854,539     $ 854,738
                                                                                          =========     =========     =========


NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

         Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

                                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                          -----------------------    ------------
                                                                                            2000           1999          1999
                                                                                          ---------     ---------    ------------
                                                                                                     (DOLLARS IN THOUSANDS)
       Preferred stock, without par value, 10,000,000 shares authorized
         Series F Preferred Stock
           300,000 shares authorized, none issued .....................................   $      --     $      --     $      --
         Series E, 8% Cumulative, Convertible, Preferred Stock (stated at liquidation value of $25 per share), 797,683 shares issued and outstanding (868,700
            at September 30, 1999 and 835,006 at December 31, 1999) ...................      19,942        21,718        20,875
                                                                                          ---------     ---------     ---------
                 TOTAL PREFERRED STOCK ................................................   $  19,942     $  21,718     $  20,875
                                                                                          =========     =========     =========

NOTE 10.  EARNINGS PER SHARE

         The calculation of net earnings per share is summarized as follows:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                     -----------------------------      -----------------------------
                                                         2000             1999              2000             1999
                                                     ------------     ------------      ------------     ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC
  Net earnings................................       $    101,581     $    109,534      $    305,803     $    312,648
    Less preferred dividends..................                399              433             1,213            1,337
                                                     ------------     ------------      ------------     ------------
  Net earnings applicable to common shares....       $    101,182     $    109,101      $    304,590     $    311,311
                                                     ============     ============      ============     ============

  Average common shares outstanding...........        134,678,290      142,556,840       135,337,293      142,464,382
                                                     ============     ============      ============     ============

  Net earnings per common share -- basic......       $        .75     $        .77      $       2.25     $       2.19
                                                     ============     ============      ============     ============

DILUTED
  Net earnings................................       $    101,581     $    109,534      $    305,803     $    312,648
  Elimination of interest on convertible debt.                 --               17                --               37
                                                     ------------     ------------      ------------     ------------
  Net earnings applicable to common shares....       $    101,581     $    109,551      $    305,803     $    312,685
                                                     ============     ============      ============     ============

  Average common shares outstanding...........        134,678,290      142,556,840       135,337,293      142,464,382
  Stock option adjustment.....................            453,102          857,419           464,828          913,388
  Preferred stock adjustment..................            998,590        1,097,234         1,018,844        1,130,449
  Effect of other dilutive securities.........                 --           58,201                --          172,202
                                                     ------------     ------------      ------------     ------------
  Average common shares outstanding...........        136,129,982      144,569,694       136,820,965      144,680,421
                                                     ============     ============      ============     ============

  Net earnings per common share -- diluted....       $        .75     $        .76      $       2.24     $       2.16
                                                     ============     ============      ============     ============


NOTE 11.  LINES OF BUSINESS REPORTING

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2000
                                           -----------------------------------------------------------------------
                                                                   OTHER
                                                                 OPERATING           PARENT           CONSOLIDATED
                                             BANKING               UNITS             COMPANY              TOTAL
                                           ------------         -----------         ---------         ------------
                                                                    (DOLLARS IN THOUSANDS)
Net interest income ...............        $    292,160         $    14,854         $  (3,006)        $    304,008
Provision for losses on loans .....             (15,439)             (4,500)               --              (19,939)
Noninterest income (1) ............              89,783              51,606               499              141,888
Noninterest expense ...............            (218,189)            (47,563)           (1,862)            (267,614)
Other significant items, net ......              (8,692)              2,693                --               (5,999)
                                           ------------         -----------         ---------         ------------
Earnings before taxes (1) .........        $    139,623         $    17,090         $  (4,369)        $    152,344
                                           ============         ===========         =========         ============

Average assets ....................        $ 31,618,831         $ 2,448,596         $ 138,536         $ 34,205,963
                                           ============         ===========         =========         ============

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2000
                                           -----------------------------------------------------------------------
                                                                   OTHER
                                                                 OPERATING           PARENT           CONSOLIDATED
                                             BANKING               UNITS             COMPANY              TOTAL
                                           ------------         -----------         ---------         ------------
                                                                    (DOLLARS IN THOUSANDS)
Net interest income ...............        $    896,633         $    42,099         $  (8,622)        $    930,110
Provision for losses on loans .....             (45,786)            (11,155)               --              (56,941)
Noninterest income (1) ............             251,890             151,075               153              403,118
Noninterest expense ...............            (670,430)           (138,764)           (6,010)            (815,204)
Other significant items, net ......              (3,853)              2,693                --               (1,160)
                                           ------------         -----------         ---------         ------------
Earnings before taxes (1) .........        $    428,454         $    45,948         $ (14,479)        $    459,923
                                           ============         ===========         =========         ============

Average assets ....................        $ 31,181,062         $ 2,452,309         $ 142,259         $ 33,775,630
                                           ============         ===========         =========         ============


                                                             THREE MONTHS ENDED SEPTEMBER 30, 1999
                                           -----------------------------------------------------------------------
                                                                   OTHER
                                                                 OPERATING           PARENT           CONSOLIDATED
                                             BANKING               UNITS             COMPANY              TOTAL
                                           ------------         -----------         ---------         ------------
                                                                    (DOLLARS IN THOUSANDS)
Net interest income ...............        $    317,258         $    13,263         $  (2,292)        $    328,229
Provision for losses on loans .....             (15,842)             (4,523)               --              (20,365)
Noninterest income (1) ............              74,306              50,045            (1,028)             123,323
Noninterest expense ...............            (220,309)            (44,252)           (1,178)            (265,739)
Other significant items, net ......                (501)                 --                --                 (501)
                                           ------------         -----------         ---------         ------------
Earnings before taxes (1) .........        $    154,912         $    14,533         $  (4,498)        $    164,947
                                           ============         ===========         =========         ============


Average assets.....................        $ 30,377,645         $ 2,524,234         $ 217,102         $ 33,118,981
                                           ============         ===========         =========         ============

                                                                NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           -----------------------------------------------------------------------
                                                                   OTHER
                                                                 OPERATING           PARENT           CONSOLIDATED
                                             BANKING               UNITS             COMPANY              TOTAL
                                           ------------         -----------         ---------         ------------
                                                                    (DOLLARS IN THOUSANDS)
Net interest income ...............        $    894,252         $    48,354         $  (7,091)        $    935,515
Provision for losses on loans .....             (46,350)             (8,034)               --              (54,384)
Noninterest income (1) ............             214,471             154,545              (892)             368,124
Noninterest expense ...............            (658,623)           (134,082)           (6,021)            (798,726)
Other significant items, net ......               8,980              11,002             1,425               21,407
                                           ------------         -----------         ---------         ------------
Earnings before taxes (1) .........        $    412,730         $    71,785         $ (12,579)        $    471,936
                                           ============         ===========         =========         ============

Average assets.....................        $ 29,882,591         $ 2,711,035         $ 228,460         $ 32,822,086
                                           ============         ===========         =========         ============

--------------------
(1) Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $67.6 million and $185.8 million for the three months ended September 30, 2000 and 1999, respectively, and $228.0 million and $294.9 million, respectively, for the nine months ended September 30, 2000 and 1999.

NOTE 12. CONTINGENT LIABILITIES

         Union Planters and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of Union Planters' 1999 10-K, in Note 20 to Union Planters' consolidated financial statements on page 70 of the 1999 Annual Report, and in Note 12 of the Quarterly Reports in Form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000. Various other legal proceedings pending against Union Planters and/or its subsidiaries have arisen in the ordinary course of business.

         Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the third quarter of 2000 in any of the pending or threatened actions that affected such opinion.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in Union Planters' 1999 Annual Report, the interim unaudited consolidated financial statements and notes for the three and nine months ended September 30, 2000 included in Part I hereof, and the supplemental financial data included in this discussion.

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

SELECTED FINANCIAL DATA

         The following table presents selected financial highlights for the three- and nine-month periods ended September 30, 2000 and 1999.

                                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                       SEPTEMBER 30,                             SEPTEMBER 30,
                                                  ----------------------     PERCENTAGE   -------------------------     PERCENTAGE
                                                    2000         1999          CHANGE        2000            1999         CHANGE
                                                  ---------    ---------     ----------   ---------       ---------     ----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET EARNINGS ...............................      $ 101,581    $ 109,534         (7)%      $ 305,803       $ 312,648        (2)%

  Per share
    Basic ..................................            .75          .77         (3)            2.25            2.19         3
    Diluted ................................            .75          .76         (1)            2.24            2.16         4
  Return on average assets .................           1.18%        1.31%                       1.21%           1.27%
  Return on average common equity ..........          14.67        14.43                       14.60           14.01
CASH OPERATING EARNINGS ....................      $ 116,476    $ 124,382         (6)       $ 344,917       $ 336,459         3
  Per share
    Basic ..................................            .86          .87         (1)            2.54            2.35         8
    Diluted ................................            .86          .86         --             2.52            2.33         8
  Return on average assets .................           1.35%        1.49%                       1.36%           1.37%
  Return on average common equity ..........          16.83        16.40                       16.47           15.08
  Return on average tangible assets ........           1.39         1.53                        1.40            1.40
  Return on average tangible common equity .          26.15        23.89                       25.25           19.89
Dividends per common share .................      $     .50    $     .50                   $    1.50       $    1.50
Net interest margin (FTE) ..................           3.98%        4.49%                       4.17%           4.35%
Net interest spread (FTE) ..................           3.25         3.84                        3.48            3.67
Expense ratio ..............................           1.27         1.51                        1.44            1.57
Efficiency ratio ...........................          55.31        54.25                       56.42           56.77
Book value per common share ................      $   20.61    $   20.67                   $   20.61       $   20.67
Leverage ratio .............................           6.36%        7.03%                       6.36%           7.03%
Common share prices
  High closing price .......................      $   33.81    $   49.00                   $   37.25       $   49.00
  Low closing price ........................          28.69        39.19                       25.63           39.19
  Closing price at quarter end .............          33.06        40.75                       33.06           40.75

--------------------

Cash operating earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization and nonoperating items

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonoperating revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amortization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonoperating expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonoperating revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         The following table presents a summary of Union Planters' operating results for the three and nine months ended September 30, 2000 and 1999 identifying significant nonoperating items impacting the results for the periods shown.

                           UNION PLANTERS CORPORATION
                         SUMMARY OF CONSOLIDATED RESULTS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                              ----------------------    --------------------------
                                                                                2000          1999         2000            1999
                                                                              ---------    ---------    -----------    -----------
                                                                                             (DOLLARS IN THOUSANDS)
    Interest income .......................................................   $ 649,054    $ 588,202    $ 1,876,786    $ 1,708,088
    Interest expense ......................................................    (345,046)    (259,973)      (946,676)      (772,573)
                                                                              ---------    ---------    -----------    -----------
      NET INTEREST INCOME .................................................     304,008      328,229        930,110        935,515
    PROVISION FOR LOSSES ON LOANS .........................................     (19,939)     (20,365)       (56,941)       (54,384)
                                                                              ---------    ---------    -----------    -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS .............     284,069      307,864        873,169        881,131
                                                                              ---------    ---------    -----------    -----------
    NONINTEREST INCOME
     Service charges on deposit accounts ..................................      47,451       44,273        134,149        125,663
     Mortgage banking revenue .............................................      28,110       23,506         75,927         75,208
     Bank card income .....................................................       9,320        7,906         27,133         18,949
     Factoring commissions ................................................       8,462        7,583         23,148         22,014
     Trust service income .................................................       6,043        4,241         19,275         17,955
     Profits and commissions from trading activities ......................       1,598        1,094          4,314          2,958
     Other income .........................................................      40,904       35,703        119,172        109,294
                                                                              ---------    ---------    -----------    -----------
      Total noninterest income ............................................     141,888      124,306        403,118        372,041
                                                                              ---------    ---------    -----------    -----------
    NONINTEREST EXPENSE
     Salaries and employee benefits .......................................     122,319      123,369        378,617        376,470
     Net occupancy expense ................................................      23,536       23,550         70,485         65,461
     Equipment expense ....................................................      20,904       20,024         63,308         59,262
     Goodwill and other intangibles amortization ..........................      16,151       15,040         47,860         40,188
     Other expense ........................................................      84,704       83,756        254,934        257,345
                                                                              ---------    ---------    -----------    -----------
      Total noninterest expense ...........................................     267,614      265,739        815,204        798,726
                                                                              ---------    ---------    -----------    -----------

    EARNINGS BEFORE NONOPERATING ITEMS AND INCOME TAXES ...................     158,343      166,431        461,083        454,446

    NONOPERATING ITEMS
     Gain on sale of the credit card portfolio ............................          --           --             --          3,268
     Gain on securitization and sale of loans .............................       2,764           --          2,764          5,317
     Gain on sale of loans ................................................       2,693           --          2,693          5,041
     Gain on sale of corporate trust business .............................          --           --             --          2,417
     Reversion of excess assets of a pension plan of an acquired entity ...          --           --          4,762             --
     Settlement of executive contractual obligations ......................     (11,456)          --        (11,456)            --
     Investment securities gains (losses) .................................          --       (1,224)            77          1,968
     Other, net ...........................................................          --         (260)            --           (521)
                                                                              ---------    ---------    -----------    -----------
       EARNINGS BEFORE INCOME TAXES .......................................     152,344      164,947        459,923        471,936
    Income taxes ..........................................................     (50,763)     (55,413)      (154,120)      (159,288)
                                                                              ---------    ---------    -----------    -----------
       NET EARNINGS .......................................................   $ 101,581    $ 109,534    $   305,803    $   312,648
                                                                              =========    =========    ===========    ===========

    NET EARNINGS ..........................................................   $ 101,581    $ 109,534    $   305,803    $   312,648
    Nonoperating items, net of taxes ......................................       1,458          907         (1,035)       (10,687)
                                                                              ---------    ---------    -----------    -----------
    NET OPERATING EARNINGS ................................................     103,039      110,441        304,768        301,961
    Goodwill and other intangibles amortization, net of taxes .............      13,437       13,941         40,149         34,498
                                                                              ---------    ---------    -----------    -----------
    CASH OPERATING EARNINGS ...............................................   $ 116,476    $ 124,382    $   344,917    $   336,459
                                                                              =========    =========    ===========    ===========

    PER COMMON SHARE DATA
      Diluted earnings per share ..........................................   $     .75    $     .76    $      2.24    $      2.16
      Diluted operating earnings per share ................................         .76          .76           2.23           2.09
      Diluted cash operating earnings per share ...........................         .86          .86           2.52           2.33

         The table that follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.


                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,                     EPS
                                                                               -------------------------------          INCREASE
                                                                                   2000               1999             (DECREASE)
                                                                               ------------       ------------       ------------
          Net interest income-FTE .......................................      $       7.00       $       6.66       $        .34
          Provision for losses on loans .................................              (.42)              (.38)              (.04)
                                                                               ------------       ------------       ------------
          Net interest income after provision for losses on loans-FTE ...              6.58               6.28                .30
                                                                               ------------       ------------       ------------

          Noninterest income
            Service charges on deposit accounts .........................               .98                .87                .11
            Mortgage banking revenue ....................................               .55                .52                .03
            Bank card income ............................................               .20                .13                .07
            Factoring commissions .......................................               .17                .15                .02
            Trust service income ........................................               .14                .12                .02
            Profits and commissions from trading activities .............               .03                .02                .01
            Investment securities gains .................................                --                .01               (.01)
            Other income ................................................               .95                .88                .07
                                                                               ------------       ------------       ------------
                    TOTAL NONINTEREST INCOME ............................              3.02               2.70                .32
                                                                               ------------       ------------       ------------

          Noninterest expense
            Salaries and employee benefits ..............................              2.85               2.60               (.25)
            Net occupancy expense .......................................               .52                .45               (.07)
            Equipment expense ...........................................               .46                .41               (.05)
            Goodwill and other intangibles amortization .................               .35                .28               (.07)
            Other expense ...............................................              1.86               1.78               (.08)
                                                                               ------------       ------------       ------------
                    TOTAL NONINTEREST EXPENSE ...........................              6.04               5.52               (.52)
                                                                               ------------       ------------       ------------

          EARNINGS BEFORE INCOME TAXES-FTE ..............................              3.56               3.46                .10
          Income taxes-FTE ..............................................              1.32               1.30               (.02)
                                                                               ------------       ------------       ------------
          NET EARNINGS ..................................................              2.24               2.16                .08
          Less preferred stock dividends ................................                --                 --                 --
                                                                               ------------       ------------       ------------
                    DILUTED EARNINGS PER COMMON SHARE ...................      $       2.24       $       2.16       $        .08
                                                                               ============       ============       ============

          Change in net earnings applicable to diluted earnings
            per share using previous year average shares outstanding ....                                            $       (.05)
          Change in average shares outstanding ..........................                                                     .13
                                                                                                                     ------------
                    CHANGE IN NET EARNINGS ..............................                                            $        .08
                                                                                                                     ============

          AVERAGE DILUTED SHARES (IN THOUSANDS) .........................           136,821            144,680
                                                                               ============       ============

--------------------

FTE = Fully taxable-equivalent basis



                         THIRD QUARTER EARNINGS OVERVIEW

         For the third quarter of 2000, Union Planters reported cash operating earnings, which exclude the after tax impact of nonoperating items and goodwill and other intangibles, of $116.5 million, or $.86 per diluted common share. This compared to cash operating earnings for the same period in 1999 of $124.4 million, or $.86 per diluted common share. Cash operating earnings for the third quarter of 2000 resulted in annualized returns on average assets and average common equity of 1.35% and 16.83%, respectively, which compares to 1.49% and 16.40%, respectively, for the same period in 1999.

         For the nine months ended September 30, 2000, cash operating earnings were $344.9 million, or $2.52 per common diluted share, which compares to $336.5 million, or $2.33 per diluted common share, for the same period in 1999. These earnings represented annualized returns on average assets and average common equity of 1.36% and 16.47%, respectively. This compared to 1.37% and 15.08%, respectively, for the same period in 1999.

         Nonoperating items for the third quarter of 2000 included gains from the sale and securitization of residential mortgage loans of $5.5 million ($3.3 million after tax) and salaries and employee benefits expense of $11.5 million ($4.8 million after tax) related to the settlement of executive contractual obligations. For the same period in 1999, nonoperating items included investment securities losses of $1.2 million ($.7 million after tax). Reference is made to the "Summary of Consolidated Results" on page 16 for a comparison of the nonoperating items impacting results for the three and nine months ended September 30, 2000 and 1999.

         Net earnings for the third quarter of 2000 were $101.6 million, or $.75 per diluted common share, which compared to $109.5 million, or $.76 per diluted common share in 1999. These earnings represented annualized returns on average assets and average common equity of 1.18% and 14.67%, respectively, which compared to 1.31% and 14.43%, respectively, for the same period in 1999. For the nine months ended September 30, 2000, net earnings were $305.8 million, or $2.24 per diluted common share. For the same period in 1999, net earnings were $312.6 million, or $2.16 per diluted common share.



                                EARNINGS ANALYSIS

NET INTEREST INCOME

         Net interest income (FTE) for the third quarter of 2000 was $312.7 million, a decline of $25.1 million from $337.8 million for the same period in 1999 and compared to $320.4 million for the second quarter of 2000. The Company experienced strong loan growth during the quarter; however, the impact of higher funding costs compressed the net interest margin resulting in the decline. For the nine months ended September 30, 2000, net interest income (FTE) was $957.0 million, a decline from $964.2 million for the same period in 1999. Reference is made to Union Planters' average balance sheet and analysis of volume and rate changes, which follow this discussion for additional information regarding the changes in net interest income.

         The net interest margin for the third quarter of 2000 was 3.98%, which compares to 4.49% and 4.19%, respectively, for the third quarter of 1999 and second quarter of 2000. The interest-rate spread was 3.25% for the third quarter of 2000, down from 3.84% and 3.50%, respectively, for the third quarter of 1999 and second quarter of 2000.

INTEREST INCOME

         The following table presents a breakdown of average earning assets for the three and nine months ended September 30, 2000 and 1999.

                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                                           -------------------       -------------------
                                                                            2000         1999         2000         1999
                                                                           ------       ------       ------       ------
                                                                                       (DOLLARS IN BILLIONS)
        Average earning assets ......................................      $ 31.2       $ 29.9       $ 30.7       $ 29.6
          Comprised of:
            Loans ...................................................          76%          72%          75%          71%
            Investment securities ...................................          23           27           24           28
            Other earning assets ....................................           1            1            1            1

        -------------

        Fully  taxable-equivalent yield on average earning assets ...        8.38%        7.94%        8.29%        7.84%


         Interest income (FTE) increased $60.0 million for the third quarter of 2000 compared to the same period in 1999. The increase is attributable primarily to the growth of average earning assets and to an increase in the yield on average earning assets.

         Average earning assets for the third quarter of 2000 increased $1.37 billion compared to the same period in 1999, which accounted for $34.4 million of the increase in interest income. This growth is due primarily to average loans, excluding FHA/VA loans, which increased 14%. This growth related primarily to residential real estate loans. The growth is net of a decrease of approximately $294 million related to the sale and securitization of residential mortgage loans and the sale of asset-based loans of a subsidiary during the quarter. The loan growth was partially offset by a decline in other earning assets, primarily investment securities, as proceeds from maturing assets were used to fund the loan growth.

         The average yield on earning assets increased from 7.94% for the third quarter of 1999 to 8.38% for the same period in 2000, which accounted for $25.6 million of the increase in interest income. The higher yield is attributable primarily to the rising interest-rate environment over this period.

         Interest income increased $22.0 million compared to the second quarter of 2000. The increase was attributable to an increase in average earning assets, which accounted for $18.2 million of the increase. An increase in the average yield on earning assets accounted for the remaining $3.8 million of the increase.

         For the nine months ended September 30, 2000, interest income increased $166.9 million compared to the same period in 1999. The increase is attributable primarily to the growth of average earning assets, primarily loans, which accounted for $86.0 million of the increase. The remaining amount of the increase, $80.9 million, is attributable to an increase in the average yield on earning assets. The yield on earning assets was 7.84% for the first nine months of 1999, which increased to 8.29% for the same period in 2000.

INTEREST EXPENSE

         The following table presents a breakdown of average interest-bearing liabilities for the three and nine months ended September 30, 2000 and 1999.


                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                                           -------------------       -------------------
                                                                            2000         1999         2000         1999
                                                                           ------       ------       ------       ------
                                                                                       (DOLLARS IN BILLIONS)
        Average interest-bearing liabilities ........................      $ 26.8       $ 25.1       $ 26.3       $ 24.8
          Comprised of:
            Deposits ................................................          72%          83%          73%          85%
            Short-term borrowings ...................................          22           13           22           10
            FHLB advances and long-term debt ........................           6            4            5            5

---------------

        Rate paid on average interest-bearing liabilities ...........        5.13%        4.10%        4.81%        4.17%

         Interest expense increased $85.1 million in the third quarter of 2000 compared to the same period in 1999. The increase was attributable primarily to an increase in the average rate paid for interest-bearing liabilities, which accounted for $50.6 million of the increase. For the third quarter of 2000, the average rate paid on average interest-bearing liabilities was 5.13%, an increase of 103 basis points over 4.10% for the same period in 1999. Interest expense increased $34.5 million in the third quarter of 2000 due to the growth of average interest-bearing liabilities. This growth was attributable to an increase in short-term borrowings (primarily short-term FHLB advances), which was partially offset by a decline in average interest-bearing deposits of $1.4 billion.

         Compared to the second quarter of 2000, interest expense increased $29.7 million. This increase was attributable primarily to an increase in the rate paid on interest-bearing liabilities, which accounted for $19.4 million of the increase. Also contributing to the increase was a $389 million increase in average interest-bearing liabilities.

PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans for the third quarter of 2000 was $19.9 million, or .34% of average loans on an annualized basis. This compares to $20.4 million, or .39% of average loans, for the same period in 1999 and $19.7 million, or .35% of average loans, for the second quarter of 2000. Reference is made to the "Allowance for Losses on Loans" discussion for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

NONINTEREST INCOME

      Noninterest income for the third quarter of 2000 was $147.3 million, an increase of $24.2 million from $123.1 million in the same period last year and an increase of $8.8 million from the second quarter of 2000. For the nine months ended September 30, 2000, noninterest income was $413.4 million, an increase of $23.4 million compared to the same period in 1999.

      Noninterest income for the third quarter of 2000 included net gains aggregating $5.5 million from the securitization and sale of residential mortgage loans and the sale of asset-based loans of a subsidiary. The third quarter of 1999 included investment securities losses of $1.2 million. For the first nine months of 2000, noninterest income included aggregated gains of $10.3 million related to the reversion of excess assets of a pension plan of an acquired entity, the securitization and sale of residential mortgage loans, and the sale of asset-based loans. The same period in 1999 included aggregate net gains of $18.1 million from the securitization and sale of mortgage loans, the sale of ARM loans, investment securities gains, a gain from the sale of Union Planters' corporate trust business, and the sale of the remaining portion Union Planters' credit card portfolio.

      Excluding these nonoperating items, noninterest income for the third quarter of 2000 increased $17.6 million compared to the same period in 1999. For the nine months ended September 30, 2000, noninterest income increased $31.1 million. Reference is made to the "Summary of Consolidated Results" on page 16 for a detail of the nonoperating items. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      The increase in operating noninterest income for the third quarter of 2000 compared to the same period in 1999 is attributable primarily to the following items:

         - $6.0 million increase in net revenues from Strategic Outsourcing, Inc. (SOI), a subsidiary acquired in April 2000 that provides professional employment administrative services.

         - $4.6 million increase in mortgage banking revenues related to expansion of the mortgage operations through acquisition and to the sale of servicing in the third quarter.

         -        $3.2 million increase in service charges on deposit accounts.

         -        $1.8 million increase in trust service income.

         - $1.4 million increase in bank card income (merchant processing).

         - $1.8 million decrease in annuity sales income due primarily to the uncertain interest rate environment.

         - $2.4 million net increase in all other noninterest income categories.

      The increase in noninterest income for the third quarter of 2000 compared to the second quarter of 2000 is attributable to the following:

         -        $4.5 million increase in net revenues from SOI.

         - $3.2 million increase in mortgage banking revenues resulting primarily from the sale of servicing.

         -        $2.8 million increase in service charges on deposit accounts.

         -        $1.2 million decrease in annuity sales income.

         -        $1.1 million net decrease in all other noninterest income.

      The increase in noninterest income for the nine months ended September 30, 2000 compared to the same period in 1999 is attributable to the following.

         -        $8.5 million increase in service charges on deposit accounts.

         - $8.2 million increase in bank card income (merchant processing) due primarily to growth through acquisitions.

         - $7.4 million increase in net revenues from SOI, which was acquired in April 2000.

         - $3.3 million increase in ATM transaction fees, which relate to noncustomer usage of Union Planters' 1,056 ATMs.

         - $3.7 million decrease in annuity sales income due primarily to the uncertain interest rate environment.

         -        $7.4 million net increase in all other noninterest income.

NONINTEREST EXPENSE

      Noninterest expense for the third quarter of 2000 increased $13.1 million to $279.1 million, which compares to $266.0 million for the third quarter of 1999 and $275.9 million for the second quarter of 2000. For the first nine months of 2000, noninterest expense was $826.7 million compared to $799.2 million for the same period in 1999.

      Noninterest expense for the three and nine months ended September 30, 2000 included salaries and employee benefits expense totaling $11.5 million related to the settlement of executive contractual retirement obligations and death benefits. Excluding this nonoperating item, noninterest expense increased $1.9 million and $16.5 million for the three and nine months ending September 30, 2000. Compared to the second quarter of 2000, operating noninterest expense decreased $8.3 million. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements included in Item 1, Part I of this report.

      For the third quarter of 2000 compared to the same period in 1999 there were no significant variances in any of the individual line items. The acquisition of SOI in April increased noninterest expenses $4.0 million, with salaries and employee benefits expense accounting for $2.4 million of the increase. Excluding the impact of the SOI acquisition, noninterest expenses decreased $2.1 million, with a $3.5 million decrease in salaries and employee benefits expense being the largest variance.

      The decrease in noninterest expense, excluding the nonoperating item, for the third quarter of 2000 compared to the second quarter of 2000 relates primarily to the following items.

         - $5.2 million decrease in salaries and employee benefits. The decrease is net of a $1.6 million increase related to SOI.

         -        $2.4 million decrease in advertising and promotion expenses.

         -        $ .7 million net decrease in all other noninterest expenses.

      The increase in noninterest expenses, excluding the nonoperating item, for the nine months ended September 30, 2000 compared to the same period in 1999 relates primarily to the following.

         - $9.1 million increase in occupancy and equipment expense related primarily to purchase acquisitions.

         - $7.7 million increase in goodwill and other intangibles amortization.

         - $6.4 million increase in merchant interchange fees, which are directly related to the increase in bank card income (merchant processing).

         -        $3.1 million increase in communications expense.

         - $2.1 million increase in salaries and employee benefits expense.

         -        $4.3 million decrease in stationery and supplies expense.

         - $3.2 million decrease in other personnel expenses (contracted clerical labor, training, relocation expenses, etc.)

         - $2.1 million decrease in miscellaneous charge-offs related primarily to recoveries of previously charged-off items.

         -        $2.3 million net decrease in all other noninterest expenses.

      The largest component of noninterest expense, salaries and employee benefits, was $122.3 million for the third quarter of 2000 (excluding the impact of the $11.5 million nonoperating settlement of executive contractual obligations). This compares to $123.4 million for the same quarter last year and to $127.6 million for the second quarter of 2000. Full-time-equivalent employees at September 30, 2000 were 12,767 compared to 13,249 at September 30, 1999 and 12,639 at June 30, 2000.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------------------------------------------------------
                                                                      2000                                     1999
                                                    ---------------------------------------    ------------------------------------
                                                                    INTEREST         FTE                       INTEREST      FTE
                                                      AVERAGE        INCOME/        YIELD/       AVERAGE        INCOME/      YIELD/
                                                      BALANCE        EXPENSE         RATE        BALANCE        EXPENSE      RATE
                                                    -----------   ------------    ---------    -----------   ------------  ---------
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial
    institutions..................................  $    33,090   $        825       9.92%     $    85,019   $        879     4.10%
  Federal funds sold and securities purchased
    under agreements to resell....................       93,592          1,511       6.42           94,312          1,104     4.64
  Trading account assets..........................      214,725          4,266       7.90          231,917          3,834     6.56
  Investment securities(1)(2)
    Taxable.......................................    5,868,233         94,746       6.42        6,666,613        105,720     6.29
    Tax-exempt....................................    1,223,732         23,339       7.59        1,321,480         25,691     7.71
                                                    -----------   ------------                 -----------   ------------
          Total investment securities.............    7,091,965        118,085       6.62        7,988,093        131,411     6.53
  Loans, net of unearned income(1)(3)(4)..........   23,799,262        533,087       8.91       21,467,801        460,577     8.51
                                                    -----------   ------------                 -----------   ------------
          TOTAL EARNING ASSETS(1)(2)(3)(4)           31,232,634        657,774       8.38       29,867,142        597,805     7.94
                                                                  ------------                               ------------
  Cash and due from banks.........................      867,145                                    965,325
  Premises and equipment..........................      618,552                                    624,552
  Allowance for losses on loans...................     (347,638)                                  (361,829)
  Goodwill and other intangibles..................      977,477                                    940,256
  Other assets....................................      857,793                                  1,083,535
                                                    -----------                                -----------
          TOTAL ASSETS............................  $34,205,963                                $33,118,981
                                                    ===========                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts...........................  $ 3,795,223   $     42,411       4.45%     $ 3,860,633   $     36,441     3.74%
  Interest-bearing checking.......................    3,143,839         11,880       1.50        3,528,658         13,076     1.47
  Savings deposits................................    1,431,130          5,165       1.44        1,731,701          6,345     1.45
  Certificates of deposit of $100,000 and over        2,641,260         41,108       6.19        2,251,806         28,781     5.07
  Other time deposits.............................    8,358,869        120,955       5.76        9,434,587        115,567     4.86
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase..............    3,032,833         47,501       6.23        2,040,452         24,261     4.72
    Short-term senior notes.......................      463,043          8,197       7.04               --             --
    Short-term FHLB advances......................    2,396,097         41,162       6.83        1,126,624         15,054     5.30
  Long-term debt
    Federal Home Loan Bank advances...............      601,365         10,149       6.71          204,522          2,682     5.20
    Subordinated capital notes....................      474,963          7,751       6.49          477,066          7,783     6.47
    Medium-term senior notes......................       60,000          1,025       6.80           91,304          1,537     6.68
    Trust Preferred Securities....................      199,067          4,128       8.25          199,031          4,128     8.23
    Other.........................................      152,875          3,614       9.40          197,842          4,318     8.66
                                                    -----------   ------------                 -----------   ------------
     TOTAL INTEREST-BEARING LIABILITIES...........   26,750,564        345,046       5.13       25,144,226        259,973     4.10
  Noninterest-bearing demand deposits.............    3,996,811                                  4,262,360
                                                    -----------   ------------                 -----------
     TOTAL SOURCES OF FUNDS.......................   30,747,375        345,046                  29,406,586        259,973
                                                                  ------------                               ------------
  Other liabilities...............................      694,978                                    691,412
  Shareholders' equity
    Preferred stock...............................       19,972                                     21,945
    Common equity.................................    2,743,638                                  2,999,038
                                                    -----------                                -----------
      Total shareholders' equity..................    2,763,610                                  3,020,983
                                                    -----------                                -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $34,205,963                                $33,118,981
                                                    ===========                                ===========
NET INTEREST INCOME(1)............................                $    312,728                               $    337,832
                                                                  ============                               ============

INTEREST-RATE SPREAD(1)...........................                                   3.25%                                    3.84%
                                                                                   ======                                   ======

NET INTEREST MARGIN(1)............................                                   3.98%                                    4.49%
                                                                                   ======                                   ======

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans.........................................                $      1,407                               $      1,393
    Securities....................................                       7,313                                      8,210
                                                                   -----------                               ------------
          TOTAL...................................                $      8,720                               $      9,603
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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES


                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                                   2000 VERSUS 1999
                                                                    ----------------------------------------------
                                                                         INCREASE (DECREASE)
                                                                         DUE TO CHANGE IN:(1)
                                                                    ------------------------------       TOTAL
                                                                       AVERAGE         AVERAGE         INCREASE
                                                                       VOLUME           RATE          (DECREASE)
                                                                    --------------  --------------  --------------
                                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ............      $   (765)       $    711       $    (54)
  Federal funds sold and securities purchased under agreements
   to resell......................................................            (8)            415            407
  Trading account assets .........................................          (302)            734            432
  Investment securities (FTE) ....................................       (15,212)          1,886        (13,326)
  Loans, net of unearned income (FTE) ............................        50,637          21,873         72,510
                                                                        --------        --------       --------
          TOTAL INTEREST INCOME ..................................        34,350          25,619         59,969
                                                                        ========        ========       ========

INTEREST EXPENSE
  Money market accounts ..........................................          (634)          6,604          5,970
  Interest-bearing checking ......................................        (1,479)            283         (1,196)
  Savings deposits ...............................................        (1,102)            (78)        (1,180)
  Certificates of deposit of $100,000 and over ...................         5,411           6,916         12,327
  Other time deposits ............................................       (14,188)         19,576          5,388
  Short-term borrowings ..........................................        41,664          15,881         57,545
  Long-term debt .................................................         4,820           1,399          6,219
                                                                        --------        --------       --------
          TOTAL INTEREST EXPENSE .................................        34,492          50,581         85,073
                                                                        --------        --------       --------

CHANGE IN NET INTEREST INCOME (FTE) ..............................      $   (142)       $(24,962)      $(25,104)
                                                                        ========        ========       ========

PERCENTAGE DECREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD                                        (7.43)%
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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED DAILY AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                   ---------------------------------------------------------------------------------
                                                                     2000                                        1999
                                                   ----------------------------------------    -------------------------------------
                                                                    INTEREST         FTE                        INTEREST      FTE
                                                      AVERAGE        INCOME/        YIELD/        AVERAGE        INCOME/     YIELD/
                                                      BALANCE        EXPENSE         RATE         BALANCE        EXPENSE      RATE
                                                   -------------  -------------   ---------    ------------   ------------  --------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial
    institutions.................................   $    31,793    $     1,632       6.86%      $    78,904    $     2,316    3.92%
  Federal funds sold and securities purchased
    under agreements to resell...................        87,129          4,118       6.31            82,131          2,936    4.78
  Trading account assets.........................       221,686         12,682       7.64           242,300         11,363    6.27
  Investment securities (1)(2)
    Taxable......................................     6,126,819        294,928       6.43         6,941,227        319,818    6.16
    Tax-exempt...................................     1,248,624         71,925       7.69         1,321,441         77,428    7.83
                                                    -----------    -----------                  -----------    -----------
          TOTAL INVESTMENT SECURITIES............     7,375,443        366,853       6.64         8,262,668        397,246    6.43
  Loans, net of unearned income(1)(3)(4).........    22,965,988      1,518,378       8.83        20,949,727      1,322,882    8.44
                                                    -----------    -----------                  -----------    -----------
          TOTAL EARNING ASSETS(1)(2)(3)(4)           30,682,039      1,903,663       8.29        29,615,730      1,736,743    7.84
                                                                   -----------                                 -----------
  Cash and due from banks........................       917,522                                   1,018,114
  Premises and equipment.........................       628,066                                     591,106
  Allowance for losses on loans..................      (347,965)                                   (351,376)
  Goodwill and other intangibles.................       968,688                                     718,163
  Other assets...................................       927,280                                   1,230,349
                                                    -----------                                 -----------
          TOTAL ASSETS...........................   $33,775,630                                 $32,822,086
                                                    ===========                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts..........................   $ 3,845,602    $   121,513       4.22%      $ 3,471,667    $   102,225    3.94%
  Interest-bearing checking......................     3,285,154         36,984       1.50         3,753,264         41,722    1.49
  Savings deposits...............................     1,500,833         16,202       1.44         1,726,628         20,707    1.60
  Certificates of deposit of $100,000 and over        2,284,113         98,971       5.79         2,342,882         92,277    5.27
  Other time deposits............................     8,343,814        338,411       5.42         9,712,950        362,579    4.99
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase.............     2,679,909        117,332       5.85         1,951,404         66,002    4.52
    Short-term senior notes......................       315,328         16,213       6.87
    Short-term FHLB advances.....................     2,805,758        134,392       6.40           474,220         18,655    5.26
  Long-term debt
    Federal Home Loan Bank advances..............       347,660         17,025       6.54           335,014         12,633    5.04
    Subordinated capital notes...................       475,197         23,264       6.54           479,200         23,337    6.51
    Medium-term senior notes.....................        60,000          3,074       6.84           100,385          5,060    6.74
    Trust Preferred Securities...................       199,058         12,383       8.31           199,022         12,383    8.32
    Other........................................       156,973         10,912       9.29           253,021         14,993    7.92
                                                    -----------    -----------                  -----------    -----------
     TOTAL INTEREST-BEARING LIABILITIES..........    26,299,399        946,676       4.81        24,799,657        772,573    4.17
  Noninterest-bearing demand deposits............     4,027,572                                   4,347,165
                                                    -----------    -----------                  -----------
     TOTAL SOURCES OF FUNDS......................    30,326,971        946,676                   29,146,822        772,573
                                                                   -----------                                 -----------
  Other liabilities..............................       641,031                                     682,362
  Shareholders' equity
    Preferred stock..............................        20,377                                      22,609
    Common equity................................     2,787,251                                   2,970,293
                                                    -----------                                 -----------
      Total shareholders' equity.................     2,807,628                                   2,992,902
                                                    -----------                                 -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $33,775,630                                 $32,822,086
                                                    ===========                                 ===========
NET INTEREST INCOME(1)...........................                  $   956,987                                 $   964,170
                                                                   ===========                                 ===========

INTEREST-RATE SPREAD(1)..........................                                    3.48%                                    3.67%
                                                                                   ======                                   ======

NET INTEREST MARGIN(1)...........................                                    4.17%                                    4.35%
                                                                                   ======                                   ======

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans........................................                  $     4,084                                 $     3,801
    Securities...................................                       22,793                                      24,854
                                                                   -----------                                 -----------
          TOTAL..................................                  $    26,877                                 $    28,655
                                                                   ===========                                 ===========

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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2000 VERSUS 1999
                                                                     ----------------------------------------------
                                                                          INCREASE (DECREASE)
                                                                         DUE TO CHANGE IN: (1)
                                                                     ------------------------------      TOTAL
                                                                         AVERAGE         AVERAGE        INCREASE
                                                                         VOLUME           RATE         (DECREASE)
                                                                     --------------  --------------  --------------
                                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ............      $ (1,843)       $  1,159       $   (684)
  Federal funds sold and securities purchased under agreements to
    resell........................................................           188             994          1,182
  Trading account assets .........................................        (1,024)          2,343          1,319
  Investment securities (FTE) ....................................       (43,509)         13,116        (30,393)
  Loans, net of unearned income (FTE) ............................       132,228          63,268        195,496
                                                                        --------        --------       --------
          TOTAL INTEREST INCOME ..................................        86,040          80,880        166,920
                                                                        ========        ========       ========

INTEREST EXPENSE
  Money market accounts ..........................................        11,553           7,735         19,288
  Interest-bearing checking ......................................        (5,229)            491         (4,738)
  Savings deposits ...............................................        (2,545)         (1,960)        (4,505)
  Certificates of deposit of $100,000 and over ...................        (2,346)          9,040          6,694
  Other time deposits ............................................       (53,670)         29,502        (24,168)
  Short-term borrowings ..........................................       148,824          34,456        183,280
  Long-term debt .................................................        (8,160)          6,412         (1,748)
                                                                        --------        --------       --------
          TOTAL INTEREST EXPENSE .................................        88,427          85,676        174,103
                                                                        --------        --------       --------
CHANGE IN NET INTEREST INCOME (FTE) ..............................      $ (2,387)       $ (4,796)      $ (7,183)
                                                                        ========        ========       ========

PERCENTAGE DECREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD                                         (.74)%
                                                                                                       ========

---------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                               FINANCIAL CONDITION

      Union Planters' total assets were $34.3 billion at September 30, 2000 compared to $33.2 billion at September 30, 1999 and $33.3 billion at December 31, 1999. Average assets were $34.2 billion for the third quarter of 2000 compared to $33.1 billion for the third quarter of 1999.

      Earning assets at September 30, 2000 were $31.1 billion, an increase of $1.3 billion from year-end. Average earning assets were $31.2 billion for the third quarter of 2000 which compares to $29.9 billion for the same period last year and compared to $30.8 billion for the second quarter of 2000.

INVESTMENT SECURITIES

      Union Planters' investment securities portfolio of $6.9 billion at September 30, 2000 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $7.9 billion and $7.5 billion at September 30, 1999 and December 31, 1999, respectively.

      At September 30, 2000, these securities had net unrealized losses of $142.5 million (before income taxes). This compares to net unrealized losses of $237.5 million and $212.6, respectively, at June 30, 2000 and December 31, 1999. The investment portfolio had a net unrealized loss of $121.3 million at September 30, 1999. The unrealized loss in the investment portfolio resulted from the increasing interest-rate environment during the latter part of 1999 and first half of 2000. Management expects that maturities of securities and other funding sources should provide sufficient funds to meet Union Planters' liquidity needs, so that the Company will not be forced to sell investments at a loss prior to maturity. As a result, management expects that any losses recognized will result from strategic or discretionary decisions to restructure the portfolio. The investment portfolio has decreased as funds received from the maturities and calls of securities were used to meet other funding needs. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at September 30, 2000 and December 31, 1999.

      U.S. Treasury and U.S. Government agency obligations represented approximately 54% of the investment securities portfolio at September 30, 2000, 74% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues. Union Planters has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and "Asset/Liability and Market Risk Management" discussions for information regarding the market-risk in the investment securities portfolio.

      The limited credit risk in the investment securities portfolio at September 30, 2000 consisted of 24% investment grade CMOs, 18% municipal obligations, and 4% other stocks and securities (primarily Federal Reserve Bank and FHLB stock).

LOANS

      Loans, net of unearned income, at September 30, 2000 were $23.4 billion compared to $21.4 billion and $23.3 billion at September 30, 1999 and June 30, 2000, respectively. Average loans for the third quarter of 2000 were $23.8 billion compared to $21.5 billion for the third quarter of 1999 and $23.3 billion for the second quarter of 2000. Note 3 to the unaudited interim consolidated financial statements included in Part I. Item 1 of this report presents the composition of the loan portfolio.

      The Company experienced strong loan growth during the quarter driven primarily by a 14% increase in residential real estate loans. During the quarter the Company securitized and sold approximately $707 million ($414 million average for the quarter) of residential mortgage loans and sold approximately $57 million ($56 million average for the quarter) of asset-based loans.

ALLOWANCE FOR LOSSES ON LOANS

      Union Planters maintains the allowance for losses on loans (the allowance) at a level deemed adequate to absorb estimated losses incurred in the loan portfolio. The allowance is reviewed quarterly to assess the risk in the portfolio. This methodology includes assigning loss factors, based on historical experience as adjusted for current business and economic conditions, to loans with similar characteristics for which estimates of incurred probable loss can be assessed. The loss factors are applied to the respective portfolios to assist in the determination of the overall adequacy of the allowance.

      A periodic review of selected credits (based on loan size) is conducted to identify loans with heightened risk or incurred losses. The primary responsibility for this review rests with management assigned accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters' credit review function and regulatory agencies. These reviews provide information which assists in the timely identification of problems or potential problems and in deciding whether the credit represents a probable loss or risk which should be recognized.

      The following table provides a reconciliation of the allowance at the dates indicated and certain key ratios for the nine-month periods ended September 30, 2000 and 1999 and for the year ended December 31, 1999.

                                                                          NINE MONTHS ENDED                YEAR ENDED
                                                                             SEPTEMBER 30,                DECEMBER 31,
                                                                  --------------------------------        ------------
                                                                       2000               1999                1999
                                                                  ------------        ------------        ------------
                                                                                (DOLLARS IN THOUSANDS)
BALANCE AT THE BEGINNING OF PERIOD ............................   $    342,300        $    321,476        $    321,476
LOANS CHARGED OFF
  Commercial, financial, and agricultural .....................         31,669              36,236              42,657
  Foreign .....................................................            118                 207                 459
  Accounts receivable - factoring .............................         11,604               5,009              24,992
  Real estate - construction ..................................          2,854               2,413               3,330
  Real estate - mortgage
     Secured by 1-4 family residential ........................          8,174               7,647              11,024
     Other mortgage ...........................................          2,121              12,657              15,818
  Home equity .................................................          1,225                 977               1,234
  Consumer ....................................................         38,397              34,868              49,247
  Direct lease financing ......................................             --                 390                 396
                                                                  ------------        ------------        ------------
          Total charge-offs ...................................         96,162             100,404             149,157
                                                                  ------------        ------------        ------------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural .....................         11,379              16,782              21,404
  Foreign .....................................................            177                  75                  77
  Accounts receivable - factoring .............................          1,500                 960               1,862
  Real estate - construction ..................................            626                 388                 670
  Real estate - mortgage
    Secured by 1-4 family residential .........................          1,383               1,763               2,151
    Other mortgage ............................................          5,589               4,204               5,333
  Home equity .................................................            499                 105                 155
  Consumer ....................................................         18,096              15,817              21,083
  Direct lease financing ......................................             --                  96                 126
                                                                  ------------        ------------        ------------
          Total recoveries ....................................         39,249              40,190              52,861
                                                                  ------------        ------------        ------------

Net charge-offs ...............................................        (56,913)            (60,214)            (96,296)
Provision charged to expense ..................................         56,941              54,384              74,045
Decrease due to loan sales ....................................         (1,875)                 --                  --
Increase due to acquisitions ..................................             --              43,075              43,075
                                                                  ------------        ------------        ------------
          BALANCE AT END OF PERIOD ............................   $    340,453        $    358,721        $    342,300
                                                                  ============        ============        ============

Total loans, net of unearned income, at end of period .........   $ 23,449,430        $ 21,365,914        $ 21,446,400
Less: FHA/VA government insured/guaranteed loans ..............        306,421             538,398             519,213
                                                                  ------------        ------------        ------------

          LOANS USED TO CALCULATE RATIOS ......................   $ 23,143,009        $ 20,827,516        $ 20,927,187
                                                                  ============        ============        ============

Average total loans, net of unearned income, during period ....   $ 22,965,988        $ 20,949,727        $ 21,141,576
Less: Average FHA/VA government-insured/guaranteed loans ......        446,375             621,243             597,944
                                                                  ------------        ------------        ------------

          AVERAGE LOANS USED TO CALCULATE RATIOS ..............   $ 22,519,613        $ 20,328,484        $ 20,543,632
                                                                  ============        ============        ============

RATIOS (1):
  Allowance at end of period/loans, net of unearned income ....           1.47%               1.72%               1.64%
  Charge-offs/average loans, net of unearned income (2) .......            .57                 .66                 .73
  Recoveries/average loans, net of unearned income (2) ........            .23                 .26                 .26
  Net charge-offs/average loans, net of unearned income (2) ...            .34                 .40                 .47
  Provision/average loans, net of unearned income (2) .........            .34                 .36                 .36

---------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans (FHA/VA loans), since they represent minimal credit risk.

(2)      Amounts annualized for September 30, 2000 and 1999.

      The allowance at September 30, 2000 was $340.5 million, a decrease of $1.8 million from December 31, 1999, and compared to $358.7 million at September 30, 1999. The decrease from December 31, 1999 relates to a reduction in the allowance due to the securitization and sales of loans during the year. Net charge-offs for the third quarter of 2000 were .40% of average loans compared to
 .45% and .35%, respectively, for the third quarter 1999 and second quarter of 2000.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                                  SEPTEMBER 30,
                                                                             -----------------------       JUNE 30,
                                                                               2000           1999           2000
                                                                             --------       --------       --------
                                                                                      (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS ........................................................    $133,434       $147,273       $127,685
RESTRUCTURED LOANS ......................................................       1,524          2,147          1,680
                                                                             --------       --------       --------
          TOTAL NONPERFORMING LOANS .....................................     134,958        149,420        129,365
                                                                             --------       --------       --------

FORECLOSED PROPERTIES
  Other real estate owned, net ..........................................      40,149         31,756         38,868
  Other foreclosed property .............................................       1,425          1,429          1,213
                                                                             --------       --------       --------
          TOTAL FORECLOSED PROPERTIES ...................................      41,574         33,185         40,081
                                                                             --------       --------       --------

          TOTAL NONPERFORMING ASSETS ....................................    $176,532       $182,605       $169,446
                                                                             ========       ========       ========

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST ..............    $ 91,511       $ 80,205       $ 78,843
                                                                             ========       ========       ========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans past due 90 days or more and still accruing interest ............    $145,365       $261,681       $166,231
  Nonaccrual loans ......................................................       4,212          7,750          4,408

RATIOS (1):
  Nonperforming loans/loans, net of unearned income .....................         .58%           .72%           .57%
  Nonperforming assets/loans, net of unearned income plus foreclosed
    properties...........................................................         .76            .88            .74
  Allowance for losses on loans/nonperforming loans .....................         252            240            267
  Loans past due 90 days or more and still accruing interest/loans,
    net of unearned income...............................................         .40            .39            .34

---------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

      The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

                                                         NONACCRUAL LOANS (1)               LOANS PAST DUE 90 DAYS OR MORE (1)
                                               ----------------------------------------- -----------------------------------------
                                                     SEPTEMBER 30,                             SEPTEMBER 30,
                                               --------------------------    JUNE 30,    ---------------------------   JUNE 30,
                                                  2000          1999           2000          2000          1999          2000
                                               ------------  ------------  ------------- ------------- ------------- -------------
                                                                             (DOLLARS IN THOUSANDS)
LOAN TYPE
  Commercial, financial, and agricultural..      $  60,772     $  60,576     $  53,367     $  13,530     $  12,318     $   9,522
  Foreign..................................             --           912            85            49            --            --
  Real estate - construction...............         14,963        13,921        17,722         2,460         4,945         1,485
  Real estate - mortgage
     Secured by 1-4 family residential.....         24,912        20,890        22,275        61,518        52,769        53,049
     Other mortgage........................         29,678        42,919        30,347         7,226         3,951         9,689
  Home equity..............................          1,267         3,871         1,398           997           756           617
  Consumer.................................          1,826         4,169         2,476         5,148         5,250         4,044
  Direct lease financing...................             16            15            15           583           216           437
                                                 ---------     ---------     ---------     ---------     ---------     ---------
          TOTAL............................      $ 133,434     $ 147,273     $ 127,685     $  91,511     $  80,205     $  78,843
                                                 =========     =========     =========     =========     =========     =========

--------------------

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

      LOANS OTHER THAN FHA/VA LOANS. As a percentage of loans and foreclosed properties, nonperforming assets were .76% at September 30, 2000 compared to
 .88% at September 30, 1999 and .74% at June 30, 2000. The coverage of nonperforming loans (allowance for losses on loans as a percentage of nonperforming loans) was 252% at September 30, 2000, which compares to 240% at September 30, 1999 and 267% at June 30, 2000.

      Loans past due 90 days or more and still accruing interest totaled $91.5 million, or .40% of loans, at September 30, 2000 compared to $80.2 million, or
 .39%, and $78.8 million, or .34% of loans, at September 30, 1999 and June 30, 2000, respectively. The preceding table details the composition of these loans.

      FHA/VA LOANS. FHA/VA government-insured/guaranteed loans do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $145.4 million at September 30, 2000 which compares to $261.7 million and $166.2 million at September 30, 1999 and June 30, 2000, respectively. The decrease in past due loans relates to a decline in the overall volume of these loans. At September 30, 2000, September 30, 1999, and June 30, 2000, $4.2 million, $7.8 million and $4.4 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

FHA/VA FORECLOSURE CLAIMS

      Provisions for losses related to FHA/VA claims are provided through noninterest expense as provisions for losses on FHA/VA foreclosure claims and the corresponding liability is carried in other liabilities. Provisions for losses on FHA/VA foreclosure claims totaled $1.2 million and $633,000 for the third quarters of 2000 and 1999, respectively. At September 30, 2000, the Company had a reserve for FHA/VA claims losses of $14.2 million compared to $15.3 million and $28.0 million at June 30, 2000 and December 31, 1999, respectively.

POTENTIAL PROBLEM ASSETS

      Potential problem assets are assets which are generally collateralized and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets were loans, which became nonperforming. At September 30, 2000, Union Planters had potential problem assets of $48.5 million, composed of 10 loans, the largest being $23.3 million. This compares to $45.4 million, or 10 loans, at June 30, 2000 and $41.4 million, or 13 loans, at September 30, 1999.

DEPOSITS

      Union Planters' core deposit base is its most important and stable funding source and consists of deposits from the communities served by Union Planters.

                                                                            AVERAGE DEPOSITS
                                             ---------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                             -------------------------------------------         NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                   SEPTEMBER 30,
                                             ---------------------------     JUNE 30,      -----------------------------
                                                2000           1999            2000            2000            1999
                                             ------------  -------------   -------------   -------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
Demand deposits........................      $ 3,996,811    $ 4,262,360     $ 4,058,827     $ 4,027,572     $ 4,347,165
Money market accounts..................        3,795,223      3,860,633       3,826,930       3,845,602       3,471,667
Interest-bearing checking..............        3,143,839      3,528,658       3,309,979       3,285,154       3,753,264
Savings deposits.......................        1,431,130      1,731,701       1,513,795       1,500,833       1,726,628
Other time deposits....................        8,358,869      9,434,587       8,268,440       8,343,814       9,712,950
                                             -----------    -----------     -----------     -----------     -----------
          Total core deposits..........       20,725,872     22,817,939      20,977,971      21,002,975      23,011,674
Certificates of deposit of $100,000 and
  over.................................        2,641,260      2,251,806       2,228,985       2,284,113       2,342,882
                                             -----------    -----------     -----------     -----------     -----------
          Total average deposits ......      $23,367,132    $25,069,745     $23,206,956     $23,287,088     $25,354,556
                                             ===========    ===========     ===========     ===========     ===========

      Average deposits for the third quarter of 2000 were $23.4 billion, down from $25.1 billion for the same period in 1999 and up from $23.2 billion for the second quarter of 2000. The decrease since September 30, 1999 is attributable to several factors, including time deposits that matured and were not renewed (including higher priced deposits of acquired entities), not competing as aggressively for public fund deposits (which require pledging of investment securities), the competitive market in general, and increased competition from other investment sources (annuities, mutual funds, broker money market accounts, etc.), including Union Planters' sale of nontraditional deposit products.

SHAREHOLDERS' EQUITY

         Union Planters' total shareholders' equity increased by $21.4 million from December 31, 1999 to $2.8 billion at September 30, 2000. The major items affecting shareholders' equity are as follows:

- $100.9 million increase due to retained net earnings (net earnings less dividends paid).
- $43.9 million increase due to the net change in the unrealized loss on available for sale investment securities.
- $18.9 million increase due to common stock issued for employee benefit plans.
- $142.3 million decrease due to shares purchased (4.5 million shares purchased).

         In August 1999, the Company's Board of Directors authorized the purchase of up to 5% of Union Planters' common stock or approximately 7.1 million shares. In February 2000, the Company completed the purchase of the 7.1 million shares under this plan. On February 17, 2000, the Board of Directors authorized the purchase from time to time of up to an additional 7.1 million shares. The purchases are expected to take place over a period of 18 to 24 months either in the open market or privately negotiated transactions. As of October 31, 2000, 1.6 million shares had been purchased under this second plan.

CAPITAL ADEQUACY

The following table presents capital adequacy information for Union Planters:

                                                                            SEPTEMBER 30,
                                                                          -----------------      DECEMBER 31,
                                                                          2000         1999         1999
                                                                          ----         ----         ----
CAPITAL ADEQUACY DATA
  Total shareholders' equity/total assets (at period end).............    8.17%        8.90%        8.34%
  Average shareholders' equity/average total assets...................    8.31         9.12         9.06
  Tier 1 capital/unweighted average assets (leverage ratio) (1).......    6.36         7.03         6.65

---------------

(1)      Based on period-end capital and quarterly adjusted average assets.

         The following table presents Union Planters' risk-based capital and capital adequacy ratios. Union Planters' regulatory capital ratios qualify Union Planters for the "well-capitalized" regulatory classification.

                           UNION PLANTERS CORPORATION
                               RISK-BASED CAPITAL

                                                                                     SEPTEMBER 30,
                                                                           ---------------------------------        DECEMBER 31,
                                                                               2000                1999                1999
                                                                           -------------       -------------       -------------
                                                                                           (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
  Shareholders' equity ...............................................     $   2,797,546       $   2,951,929       $   2,776,109
  Trust Preferred Securities and minority interest in consolidated ...           202,259             202,223             202,232
    subsidiaries
  Less:  Goodwill and other intangibles ..............................          (968,381)           (969,347)           (971,770)
         Disallowed deferred tax asset ...............................            (1,372)             (1,147)             (1,053)
         Unrealized loss on available for sale securities ............            90,321              76,789             134,217
                                                                           -------------       -------------       -------------
          TOTAL TIER 1 CAPITAL .......................................         2,120,373           2,260,447           2,139,735
TIER 2 CAPITAL
  Allowance for losses on loans ......................................           309,493             278,593             282,149
  Qualifying long-term debt ..........................................           445,217             461,047             445,590
  Other adjustments ..................................................                --                  37                  --
                                                                           -------------       -------------       -------------
          TOTAL CAPITAL BEFORE DEDUCTIONS ............................         2,875,083           3,000,124           2,867,474
  Less investment in unconsolidated subsidiaries .....................            (9,610)            (10,678)            (10,289)
                                                                           -------------       -------------       -------------
          TOTAL CAPITAL ..............................................     $   2,865,473       $   2,989,446       $   2,857,185
                                                                           =============       =============       =============

RISK-WEIGHTED ASSETS .................................................     $  24,728,512       $  22,207,344       $  22,511,772
                                                                           =============       =============       =============

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital .....................................................              8.57%              10.18%               9.50%
  Total capital ......................................................             11.59               13.46               12.69

                   UNION PLANTERS BANK, NATIONAL ASSOCIATION
                               RISK-BASED CAPITAL

                                                                     SEPTEMBER 30,
                                                         ------------------------------------         DECEMBER 31,
                                                              2000                  1999                  1999
                                                         --------------        --------------        --------------
                                                                           (DOLLARS IN THOUSANDS)

TIER 1 CAPITAL ...................................       $    1,987,810        $    1,975,570        $    1,878,443
  Total capital ..................................            2,585,379             2,549,996             2,456,210
  Risk-weighted assets ...........................           24,464,143            21,834,657            22,130,083
RATIOS
  Leverage .......................................                 6.05%                 6.27%                 5.95%
  Tier 1 risk-based capital ......................                 8.13                  9.05                  8.49
  Total risk-based capital .......................                10.57                 11.68                 11.10

         Union Planters' shareholders' equity to total assets ratio decreased at September 30, 2000 compared to December 31, 1999 due primarily to the Company's share purchase plans. Regulatory capital ratios were further impacted by goodwill and other intangibles resulting from the 2000 purchase acquisition of SOI, which are deducted from capital in calculating regulatory capital. Union Planters' capital ratios still fall within the "well-capitalized" regulatory capital category.

LIQUIDITY

         Union Planters requires liquidity sufficient to meet cash requirements for deposit withdrawals, to make new loans and satisfy loan commitments, to take advantage of attractive investment opportunities, and to repay borrowings at maturity. Deposits, available for sale securities, and money market investments are Union Planters' primary sources of liquidity. Liquidity is also achieved through short-term borrowings, borrowings under available lines of credit, and issuance of securities and debt instruments in the financial markets. Union Planters believes it has adequate liquidity to meet its operating requirements.

         Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At September 30, 2000, the parent company had cash and cash equivalents totaling $148.0 million, which compares to $180.6 million and $264.3 million, respectively, at June 30, 2000 and December 31, 1999. Net working capital (total assets maturing within one year less similar liabilities) was $142.9 million, which compares to $177.1 million and $296.5 million, respectively, at June 30, 2000 and December 31, 1999. The decrease in parent company liquidity relates primarily to the Company's share purchase plan.

         At October 1, 2000, the parent company could have received dividends from subsidiaries of $196 million without prior regulatory approval. The dividends to be paid in the fourth quarter of 2000 will be limited by management to approximately $78 million due to capital and liquidity requirements of individual financial institutions. The payment of additional dividends by Union Planters' subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

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

         The Union Planters' Asset/Liability Management Committee (the ALCO Committee) oversees the conduct of asset/liability and interest-rate management. The ALCO Committee meets monthly and reviews the outlook for the economy and interest rates, Union Planters' balance sheet structure, and yields on earning assets and rates on interest-bearing liabilities. Union Planters uses two methods to measure interest-rate risk, interest-rate sensitivity analysis and simulation analysis.

         Interest-rate sensitivity analysis (GAP analysis) is used to monitor the amounts and timing of balances exposed to changes in interest rates, as shown in the following table. The analysis has been made at a point in time and could change significantly on a daily basis.

      As a general policy guideline, management expects the GAP position at one year not to exceed 10% of Union Planters' assets. At September 30, 2000, this position was 14% of Union Planters' total assets with $4.9 billion more liabilities repricing than assets. This position is unchanged from the position at June 30, 2000.

         Even though the GAP position exceeds the policy at one year, $4.0 billion of the liabilities affecting the one year GAP are scheduled money market, savings, and interest-bearing checking deposits whose rates are administered by management. Total money market, savings, and interest-bearing checking deposits of $8.2 billion that have no contractual maturity are scheduled according to management's best estimate of their repricing in response to changes in interest rates. Even with conservative estimates of their rate sensitivity, the resulting impact on earnings at risk in simulation analysis produces results, which bring interest-rate risk into an acceptable range and one not implied by GAP analysis alone.

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

         The results of these simulations are compared to policy guidelines approved by the ALCO Committee of Union Planters. The policy limits the changes of net interest income to 20% of net operating earnings (net earnings before nonoperating items, net of taxes, annualized - see the "Summary of Consolidated Results" on page 16) when compared with the base case (flat) scenario. The simulations have consistently fallen within the policy guidelines.

         At September 30, 2000, the 200 basis point immediate rise in interest rates produced a projected 16% ($63 million after-tax) decrease in net operating earnings, which compares to a projected 16% ($65 million after-tax) decrease at June 30, 2000. The 200 basis point immediate fall in interest rates produced a projected 10% ($39 million after-tax) increase in net operating earnings versus a projected 10% ($41 million after-tax) increase at June 30, 2000. The "most likely" calculated scenario at September 30, 2000 produced a projected .3% ($1.3 million after-tax) decrease in net operating earnings compared to a projected projected .1% ($382,000 after-tax) decrease in net operating earnings at June 30, 2000. The "most likely" scenario at September 30, 2000 assumed the Federal Funds rate remains flat at 6.50% until June 2001 and then decreases 50 basis points over the remaining three months of the twelve-month simulation period. At June 30, 2000, the "most likely" scenario assumed the Federal Funds rate increases from 6.50% to 6.75% over the first three months of the twelve-month simulation period.

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

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2000

                                                    INTEREST-SENSITIVE WITHIN (1)(7)
                                        ---------------------------------------------------------

                                          0-90       91-180      181-365       1-3         3-5
                                          DAYS        DAYS         DAYS       YEARS       YEARS
                                        --------    --------     --------    --------    --------
                                                          (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases (2)(3)(4)            $  8,192    $  1,909     $  2,783    $  6,134    $  3,167
  Investment securities (5)(6)               478         336          330       1,753       1,873
  Other earning assets............           760          --           --          --          --
  Other assets....................            --          --           --          --          --
                                        --------    --------     --------    --------    --------
          TOTAL ASSETS............      $  9,430    $  2,245     $  3,113    $  7,887    $  5,040
                                        ========    ========     ========    ========    ========

SOURCES OF FUNDS
  Money market deposits (7)(8)          $  1,329    $     --     $  1,210    $  1,246    $     --
  Savings and interest-bearing
    checking deposits (7)(8)               1,462          --           --       1,462          --
  Other time deposits.............         1,995       1,911        2,567       1,586         215
  Certificates of deposit of
    $100,000 and over.............           893         566          800         291          22
  Short-term borrowings...........         6,192           1            1          --          --
  Short- and medium-term
     senior notes................             --          --           40          20          --
  Federal Home Loan Bank
     Advances.....................           600          --           --           1          --
  Other long-term debt............           116           1            2           1          74
  Noninterest-bearing deposits                --          --           --          --          --
  Other liabilities...............            --          --           --          --          --
  Shareholders' equity............            --          --           --          --          --
                                        --------    --------     --------    --------    --------
          TOTAL SOURCES OF FUNDS        $ 12,587    $  2,479     $  4,620    $  4,607    $    311
                                        ========    ========     ========    ========    ========

INTEREST-RATE SENSITIVITY GAP ....      $ (3,157)   $   (234)    $ (1,507)   $  3,280    $  4,729

CUMULATIVE INTEREST-RATE
  SENSITIVITY GAP (8).............        (3,157)     (3,391)      (4,898)     (1,618)      3,111

CUMULATIVE GAP AS A
  PERCENTAGE OF TOTAL ASSETS (8)              (9)%       (10)%        (14)%        (5)%         9%
 POLICY...........................          None      +/- 15%      +/- 10%      +/- 5%        > 0%


                                              INTEREST-SENSITIVE WITHIN (1)(7)
                                        --------------------------------------------
                                                                  NON-
                                          5-15       OVER 15    INTEREST-
                                         YEARS        YEARS      BEARING     TOTAL
                                        --------    --------    --------    --------



ASSETS
  Loans and leases (2)(3)(4)            $    743    $     33    $    496    $ 23,457
  Investment securities (5)(6)             1,988         305        (143)      6,920
  Other earning assets............             1          --          --         761
  Other assets....................            --          --       3,125       3,125
                                        --------    --------    --------    --------
          TOTAL ASSETS............      $  2,732    $    338    $  3,478    $ 34,263
                                        ========    ========    ========    ========

SOURCES OF FUNDS
  Money market deposits (7)(8)          $           $     --    $     --    $  3,785
  Savings and interest-bearing
    checking deposits (7)(8)               1,507          --                   4,431
  Other time deposits.............            36           3          --       8,313
  Certificates of deposit of
    $100,000 and over.............             3          --          --       2,575
  Short-term borrowings...........            --          --          --       6,194
  Short- and medium-term
     senior  notes................            --          --          --          60
  Federal Home Loan Bank
     Advances.....................            --          --          --         601
  Other long-term debt............           401         199          --         794
  Noninterest-bearing deposits                --          --       3,980       3,980
  Other liabilities...............            --          --         733         733
  Shareholders' equity............            --          --       2,797       2,797
                                        --------    --------    --------    --------
          TOTAL SOURCES OF FUNDS        $  1,947    $    202    $  7,510    $ 34,263
                                        ========    ========    ========    ========

INTEREST-RATE SENSITIVITY GAP ....      $    785    $    136    $ (4,032)         --

CUMULATIVE INTEREST-RATE
  SENSITIVITY GAP (8).............         3,896       4,032          --

CUMULATIVE GAP AS A
  PERCENTAGE OF TOTAL ASSETS (8)              11%         12%         --%
 POLICY...........................           > 0%        > 0%


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

(8) If all money market, interest-bearing checking, and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (25%), (26%), (27%), and (9%) for the 0-90 Days, 91-180 Days 181-365 Days and 1-3
         Years categories and positive 5%, 11%, and 12%, respectively, for the 3-5 Years, 5-15 Years, and over 15 Years categories at September 30, 2000.

PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         During the period covered by this report, there have been no new material legal proceedings or material developments in pending material litigation to which Union Planters or any of its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to their business. Information concerning legal proceedings is contained in Item 3, Part I of Union Planters' 1999 Form 10-K, Note 20 to Union Planters' consolidated financial statements on page 70 of the 1999 Annual Report, and Note 12 to Union Planters' unaudited interim consolidated financial statements included herein under Item 1 of Part I.

ITEM 2 -- CHANGES IN SECURITIES
      None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5 -- OTHER INFORMATION

DEATH OF BENJAMIN W. RAWLINS, JR.

         The Union Planters family was saddened on September 12, 2000 to learn of the sudden death of Benjamin W. Rawlins, Jr., the then Chairman and CEO of Union Planters Corporation. Mr. Rawlins had served as CEO of Union Planters for over sixteen years. Under his leadership, Union Planters expanded from a $2 billion Memphis, Tennessee bank to a twelve state, $34 billion financial services company.

         In accordance with the by-laws of the Company, Jackson W. Moore, the then President assumed the position of Chairman and CEO. On September 18, 2000 in a Special Meeting, the Board of Directors elected Mr. Moore Chairman and Chief Executive Officer of Union Planters Corporation and its principal subsidiary, Union Planters Bank, National Association.

APPOINTMENT OF TWO EXECUTIVE MANAGEMENT GROUPS

         On October 16, 2000, Jackson W. Moore, Chairman and Chief Executive Officer of Union Planters Corporation, announced the appointment of two executive management groups that will provide operational management oversight and strategic direction planning for the Company. The membership of the two groups will rotate over time so the Company will benefit from new and broadened input.

         The Executive Management Committee, composed of Mr. Moore and nine senior executives, will provide guidance in managing the Company and will make key operational decisions. The initial committee includes the following members:

         Bobby L. Doxey             Senior Executive Vice President
                                    Finance and Accounting

         Lloyd B. DeVaux            Senior Executive Vice President
                                    Technology and Operations

         Robert S. Duncan           Senior Executive Vice President
                                    Administration

         Adolfo Henriques           Chief Executive Officer
                                    Union Planters Bank, Florida

         Alan W. Kennebeck          Senior Executive Vice President
                                    Retail Services

         Lou Ann Poynter            Executive Vice President
                                    Regional Bank Group Manager,
                                    Southeast Region

         Michael B. Russell         Senior Executive Vice President
                                    Lending and Credit Administration

         Steven J. Schenck          Chief Executive Officer
                                    Union Planters Bank, Indiana

         John V. White, Jr.         Chief Executive Officer
                                    Union Planters Bank, Memphis

         The Chairman's Management Council is a broader group of the Company's local banking executives who will meet quarterly to focus on policy and strategic issues. In addition to Mr. Moore and the other members of the Executive Management Committee, the Council's initial membership includes:

         Harbert Alexander          Regional Bank Group Manager,
                                    West Tennessee and Arkansas

         Tommy Anderton             Chief Executive Officer
                                    Union Planters Bank, Shelbyville TN

         Jimmy Brown                Chief Executive Officer
                                    Union Planters Bank, Grenada MS

         Jackson Huff               Regional Bank Group Manager,
                                    Louisiana and Texas

         Tom Holloway               Chief Executive Officer
                                    Union Planters Bank, Belleville IL

         Ken Plunk                  Regional Bank Group Manager,
                                    Mid-West Region

         Michael Ross               Chief Executive Officer
                                    Union Planters Bank, St. Louis

         Ron Samuels                Chief Executive Officer
                                    Union Planters Bank, Greater Nashville

In addition, the following management changes have been made:

         Robert S. Duncan assumes the new position of Senior Executive Vice President of Administration. Duncan will oversee mergers and acquisitions activity and will have line responsibility for mortgage lending, and will supervise the risk management and legal staff functions. Duncan had recently served as Executive Vice President and Regional Bank Group Manager for Union Planters operations in East Tennessee, North Alabama and Eastern Kentucky. Prior to that, he was Chief Executive of Union Planters portfolio mortgage operation and responsible for banks in Mississippi and South Alabama. He had served as Chairman of the Board of Magna Bancorp, Inc. from 1993 until its 1997 acquisition by UPC. Duncan's career spans 32 years in banking and finance.

         Lou Ann Poynter assumes additional responsibility as Regional Bank Group Manager for the Southeast Region, consisting of East Tennessee, East Kentucky, Mississippi and Alabama. She was previously Regional Bank Group Manager for Mississippi and Central/South Alabama. A 28-year banking professional, Poynter served as President and Chief Executive of Magnolia Federal Bank for Savings until the 1997 merger with Union Planters.

         Ron Samuels, Chief Executive Officer of Union Planters, Nashville, will now have responsibility for the Greater Nashville Group. Reporting to him will be the CEOs of Union Planters Banks in Clarksville, Dickson, Columbia and Murfreesboro. These banks will continue to be run by the local market CEOs with the ability to better coordinate marketing throughout Middle Tennessee. The local CEOs will also have access to staff resources currently housed within the Nashville bank, which will better leverage the Bank's expertise. Mr. Samuels, whose financial career spans 32 years, joined Union Planters in 1999. Previously he was Metro Region President for First Union National Bank of Tennessee in Nashville from 1994 - 1999.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:
           11 Computation of Per Share Earnings (incorporated by reference to Note 10 to Union Planters' unaudited interim consolidated financial statements included herein)

           27     Financial Data Schedule (for SEC use only)

b)       Reports on Form 8-K:


      Date of Current Report                                                     Subject
      ----------------------                                   -----------------------------------------

      1.   July 20, 2000                                       Press release announcing second quarter
                                                               2000 net earnings, reported under Item 5.

      2.   October 19, 2000                                    Press release announcing third quarter
                                                               2000 net earnings, reported under Item 5.

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





                                                     UNION PLANTERS CORPORATION
                                                     --------------------------
                                                            (Registrant)



Date:     November 2, 2000
     --------------------------




                                      By: /s/ Jackson W. Moore
                                          --------------------------------------
                                          Jackson W. Moore
                                          Chairman and Chief Executive Officer




                                      By: /s/ Bobby L. Doxey
                                          --------------------------------------
                                          Bobby L. Doxey
                                          Senior Executive Vice President, Chief
                                          Financial Officer and Chief Accounting
                                          Officer

                           UNION PLANTERS CORPORATION
                                 EXHIBIT INDEX


   EXHIBIT NO.                                 DESCRIPTION
   -----------                  ------------------------------------------------

      11 Computation of Per Share Earnings (incorporated by reference to Note 10 to Union Planters' unaudited interim consolidated financial statements included herein)

      27                        Financial Data Schedule (for SEC use only)