Form 10-K405
period 2000-12-31
UNION PLANTERS CORP
filed 2001-03-23
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from          to
                                              --------    --------

                           Commission File No. 1-10160

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

           Tennessee                                    62-0859007
---------------------------------       ----------------------------------------
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

                             Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 2001 was approximately $5,288,512,000

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                      REGISTRANT'S CLASSES OF COMMON STOCK

             CLASS                     OUTSTANDING AT FEBRUARY 28, 2001

    Common Stock having a par                    138,951,977
    value of $5 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                                        Part of Form 10-K
                  Documents Incorporated                                              into which incorporated
                  ----------------------                                              -----------------------
1.   Certain parts of the Annual Report to Shareholders                   Parts I and II, Items 1, 2, 5, 6, 7, 7A, and 8
     for the year ended December 31, 2000

2.   Certain parts of the Definitive Proxy Statement for                                     Part III
     the Annual Shareholders Meeting to be held April 19, 2001

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                                               Page
                                                                                                               ----
PART I

    Item 1.      Business....................................................................................    4

    Item 1a.     Executive Officers of the Registrant........................................................   13

    Item 2.      Properties..................................................................................   14

    Item 3.      Legal Proceedings...........................................................................   15

    Item 4.      Submission of Matters to a Vote of Security Holders.........................................    *

PART II

    Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters....................   15

    Item 6.      Selected Financial Data.....................................................................   15

    Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......   15

    Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..................................   15

    Item 8.      Financial Statements and Supplementary Data.................................................   15

    Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........    *

PART III

    Item 10.     Directors and Executive Officers of the Registrant..........................................   16

    Item 11.     Executive Compensation......................................................................   16

    Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................   16

    Item 13.     Certain Relationships and Related Transactions..............................................   16

PART IV

    Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   16

    Signatures...............................................................................................   18

* Not Applicable

                                  RISK FACTORS

         A cautionary note about forward-looking statements. In its oral and written communication, Union Planters Corporation from time to time includes forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements can include statements about estimated cost savings, plans and objectives for future operations, and expectations about performance as well as economic and market conditions and trends. They often can be identified by the use of words like "expect," "may," "could," "intend," "project", "estimate," "believe" or "anticipate." Union Planters may include forward-looking statements in filings with the Securities and Exchange Commission, such as this Annual Report, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. It is intended that these forward-looking statements speak only as of the date they are made, and Union Planters undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the forward-looking statement is made or to reflect the occurrence of unanticipated events.

         By their nature, forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially from those contained in the forward-looking statement. The discussion in the "Management's Discussion and Analysis of Results of Operations and Financial Condition," including, in particular, the discussion under the heading "Cautionary Statement About Forward-Looking Information," incorporated in Item 7 of this Annual Report, lists some of the factors which could cause Union Planters' actual results to vary materially from those in any forward-looking statements. Your attention is directed to this discussion which can be found in Exhibit 13 to this Report. Other uncertainties which could affect Union Planters' future performance include the effects of competition, technological changes and regulatory developments (see the discussion under the heading "Supervision and Regulation" in Item 1 below); changes in fiscal, monetary and tax policies; changes in business conditions and inflation; changes in general economic conditions, either nationally or regionally, resulting in, among other things, credit quality deterioration; and changes in the securities markets.

         Investors should consider these risks, uncertainties, and other factors in addition to those mentioned by Union Planters Corporation in its other filings from time to time when considering any forward-looking statement.

                                     PART I
                                ITEM 1. BUSINESS

GENERAL

         Union Planters Corporation (Union Planters or the Company) is a $34.7 billion multi-state bank holding company whose primary business is banking. Incorporated under the laws of Tennessee on November 15, 1971, Union Planters is the largest bank holding company headquartered in Tennessee and, as of December 31, 2000, was the 27th largest bank holding company headquartered in the United States based on total assets. Union Planters Bank, National Association (Union Planters Bank or UPB), headquartered in Memphis, Tennessee, is Union Planters' largest subsidiary. The principal banking markets of Union Planters are in Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee, and Texas. Union Planters' existing market areas are served by Union Planters' 847 banking offices and 1,065 ATMs. Capital Factors, Inc. (Capital Factors), a wholly owned subsidiary of UPB, provides receivable-based commercial financing and related fee-based credit, collection, and management information services through four regional offices located in New York, New York; Los Angeles, California; Charlotte, North Carolina; and Dallas, Texas; an asset-based lending office in Atlanta, Georgia; and its headquarters in Boca Raton, Florida. The mortgage operations of UPB operate 25 stand-alone mortgage production offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, Ohio, Tennessee, Texas, and Washington, in addition to mortgage production offices located in its branch banking locations.

         As part of Union Planters' banking business, its subsidiaries offer a broad range of financial services and products. They are engaged in

- investment management and trust services, and                             - commercial finance business;
  mutual fund activities;                                                   - trade-finance activities;
- the issuance of debit cards, and the offering of credit cards;            - insurance agency activities, including the sale of
- the origination, packaging, and securitization of loans,                    bank-eligible insurance products and services;
  primarily the government-guaranteed portions of                           - factoring operations; and
  Small Business Administration (SBA) loans;                                - mortgage origination and servicing.
- full-service and discount brokerage services;

         Information about Union Planters' business segments and nonbanking lines of business is contained under the headings "Union Planters Overview" on pages 9 and 10, and "Noninterest Income" on pages 14 to 17 in the 2000 Annual Report to Shareholders (2000 Shareholders Report) and in Note 18 to the Consolidated Financial Statements on page 65 of that report, which information is incorporated herein by reference.

         Acquisitions have been an important part of Union Planters' business strategy. After completing a record number of acquisitions in 1998 (18 acquisitions in 9 states), Union Planters completed four acquisitions in 1999 and one acquisition in 2000. Information about the banking organizations acquired since January 1, 1998, their asset size and the consideration paid, is included in the table titled "Acquisitions Completed Since January 1, 1998" on page 11 of the 2000 Shareholders Report, which is incorporated herein by reference. Management currently expects the level of acquisition activity in 2001 to be limited.

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

SUPERVISION AND REGULATION

         General

         As a registered bank holding company, Union Planters is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) under the Bank Holding Company Act of 1956
(BHCA). Each of Union Planters' banking subsidiaries, including its federal savings bank subsidiaries, is a member of the Federal Deposit Insurance Corporation (the FDIC) and as such its deposits are insured by the FDIC to the maximum extent provided by law.

         Union Planters currently has four banking subsidiaries. Union Planters' principal subsidiary, Union Planters Bank, is a national banking association and is subject to supervision and examination by the Office of the Comptroller of the Currency (the Comptroller) and the FDIC. The state bank subsidiary of Union Planters is subject to supervision and examination by the FDIC and Tennessee Department of Financial Institutions. Union Planters' federal savings bank subsidiaries are subject to supervision and examination by the Office of Thrift Supervision (OTS). Union Planters' banking subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of their customers and depositors. These laws and regulations include requirements to maintain reserves against deposits, restrictions on the types and amounts of loans and other extensions of credit that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made, as well as types of services that may be offered. Various consumer laws and regulations also affect the operations of the banking subsidiaries. In addition to the impact of regulation, the banking subsidiaries are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Set forth below are brief descriptions of selected laws and regulations applicable to Union Planters and its subsidiaries. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. Changes in an applicable law or regulation could have a material effect on the business of Union Planters.

         Nonbanking subsidiaries of Union Planters are also subject to regulation by other federal and state agencies. The nonbank subsidiaries engaged in insurance activities are subject to regulation by the insurance departments in the states in which they conduct business. Union Planters' registered broker-dealer subsidiary is regulated by the Securities and Exchange Commission, among others, and is subject to the rules and regulations of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization. In addition, Union Planters is in the process of forming a subsidiary which will be a registered investment adviser, and as such, will be subject to regulation by the Securities and Exchange Commission and requirements imposed under the Investment Advisers Act of 1940 that are intended to benefit clients of investment advisers and shareholders in mutual funds rather than holders of Union Planters' securities.

         Acquisitions

         Under the BHCA, Union Planters must obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also restricts Union Planters' ability to acquire direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation, as discussed below. The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any region of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the CRA), as amended. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. Based on their most recent CRA compliance examinations, Union Planters' subsidiary banks and savings banks have all received at least a "satisfactory" CRA rating.

         Impact of the Gramm-Leach-Bliley Act

         The activities permissible to bank holding companies and their affiliates were substantially expanded by the Gramm-Leach-Bliley Act, effective March 11, 2000. The Gramm-Leach-Bliley Act removed Federal and state law barriers that prevented banking organizations, such as Union Planters, from affiliating with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least "satisfactory." Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting nonbanking activities which had been determined by Federal Reserve order or regulation prior to November 12, 1999, to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

         The Federal Reserve and Treasury Secretary determine what activities qualify as financial in nature and have adopted regulations identifying certain activities as financial in nature or incidental to financial activities, as well as the procedures that allow a financial holding company to request the Board's approval to conduct an activity that is complementary to a financial activity. A financial holding company is not required to obtain prior Federal Reserve approval in order to engage in the financial activities identified in the Act or the Federal Reserve regulations, other than in connection with an acquisition of a thrift institution. However, a financial holding company cannot commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced to divest its depository institutions.

         Subject to certain exceptions, national banks, such as Union Planters' principal subsidiary, Union Planters Bank, are able to engage in financial activities through separate subsidiaries. As a general rule, financial subsidiaries of national banks are not permitted to engage as principal in underwriting insurance or issuing annuities, real estate development or investment, merchant banking (for at least 5 years) or insurance company portfolio activities in which financial holding companies may engage. Insured state banks are permitted to control or hold an interest in a financial subsidiary that engages in the same type of activities permissible for national banks. Large banks (the top 50 to 100 in the U.S.) may be required to meet certain eligible investment grade debt rating requirements in order to utilize financial subsidiaries to engage in financial activities. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions apply to affiliate transactions between the bank and its financial subsidiary.

         Under the financial modernization legislation, the banking, securities and insurance activities of financial organizations are functionally regulated by the banking regulators, the Securities and Exchange Commission and state securities regulators and organizations, and the state insurance regulators, respectively. Consistent with this functional approach, and after May 11, 2001, banks will no longer be excluded from the definition of a broker or a dealer under the Federal securities laws. Limited exemptions will be retained for specific types of bank activities, including an exemption to permit banks to continue to offer on-site third party brokerage services under certain conditions. Banks advising registered investment companies will be required to register as investment advisors, and only collective investment funds (common trust funds) that are employed by banks solely as an aid to the administration of trusts, estates, or other fiduciary accounts will be able to avoid the registration requirements imposed on investment companies.

         The Gramm-Leach-Bliley Act also includes consumer privacy protections which generally prohibit financial institutions from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. The Gramm-Leach-Bliley Act also includes CRA "sunshine" rules, modernizes various other banking-related statutes, permits mutual bank holding companies, and requires a number of studies and reports to Congress over the next five years.

         Union Planters meets the eligibility requirements to elect the status of a financial holding company. That status may alleviate certain restrictions applicable to the insurance agency and securities brokerage activities of Union Planters' subsidiaries. It will not, however, lessen the regulatory oversight to which Union Planters and its subsidiaries are subject in the conduct of their business. As the Gramm-Leach-Bliley Act becomes fully phased-in, it is likely that the activities of Union Planters' subsidiaries, and in particular, the new investment adviser subsidiary being organized to perform investment advisory services, will become subject to increased functional regulation.

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

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (the Leverage Ratio) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that bank holding companies anticipating or experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Leverage Ratio" (after deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         At December 31, 2000, Union Planters' Total Risk-Based Capital Ratio was 11.47%; its Tier 1 Risk-Based Capital Ratio (i.e., its ratio of Tier 1 Capital to risk-weighted assets) was 8.63%; and its Leverage Ratio was 6.53%. In addition, each of Union Planters' banking subsidiaries satisfied the minimum capital requirements applicable to it and had the capital levels required to qualify as a "well-capitalized" institution under the prompt corrective action provisions discussed below. A bank's capital classifications may have an influence on a bank's business activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over, or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

         All of Union Planters' banking subsidiaries are subject to Risk-Based and Leverage Capital Ratio requirements adopted by their respective federal regulators which are substantially similar to those adopted by the Federal Reserve Board. As of December 31, 2000, the Total and Tier 1 Risk-Based Capital and Leverage Ratios of UPB, Union Planters' largest bank subsidiary, were 10.58%, 8.16%, and 6.19%, respectively. Neither Union Planters nor any of its banking subsidiaries has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

         Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the joint regulations thereunder adopted by the federal banking agencies require the banking regulators to take prompt corrective action if depository institutions do not meet their minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the capital regulations:

         An institution is deemed to be well capitalized if it has:

                  -        a Total Capital Ratio of 10% or greater;
                  -        a Tier 1 Capital Ratio of 6.0% or greater;
                  -        a Leverage Ratio of 5.0% or greater; and
                  - is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by its federal banking agency.

         An institution is considered to be adequately capitalized if it has:

                  -        a Total Capital Ratio of 8.0% or greater;
                  -        a Tier 1 Capital Ratio of 4.0% or greater; and
                  - a Leverage Ratio of 4.0% or greater (or, if the institution received a composite 1 rating under the regulator's CAMELS rating system and is not experiencing or anticipating significant growth, a Leverage Ratio of 3.0% or greater).

         A depository institution is considered to be undercapitalized if it has:

                  -        a Total Capital Ratio of less than 8.0%;
                  -        a Tier 1 Capital Ratio of less than 4.0%; or
                  - a Leverage Ratio of less than 4.0% (or, if the institution received a composite 1 rating under the regulator's CAMELS rating system and is not experiencing or anticipating significant growth, a Leverage Ratio of 3.0% or less).

         A depository institution is considered to be significantly undercapitalized if it has:

                  -        a Total Capital Ratio of less than 6.0%;
                  -        a Tier I Capital Ratio of less than 3.0%; or
                  -        a Leverage Ratio of less than 3.0%.

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

         Dividend Restrictions

         Union Planters is a legal entity separate and distinct from its banking, thrift and other subsidiaries. Union Planters' principal sources of cash flow (including cash flow to pay dividends to shareholders, on a parent company only basis) are dividends paid to Union Planters by its subsidiaries. The right of Union Planters, and consequently the rights of creditors and shareholders of Union Planters, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends, or otherwise, is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of Union Planters in its capacity as a creditor may be recognized.

         There are statutory and regulatory limitations on the payment of dividends to Union Planters by its banking subsidiaries. UPB, a national banking association, is required by federal law to obtain the prior approval of the Comptroller for the declaration of dividends if the total of all dividends to be declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. Union Planters' state-chartered banking subsidiary is subject to similar restrictions on the payment of dividends under Tennessee law. The payment of dividends by thrift subsidiaries is subject to regulation of the Office of Thrift Supervision. Furthermore, all depository institutions are prohibited from paying any dividends, making other distributions, or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. At January 1, 2001, under dividend restrictions imposed under federal and state laws, Union Planters' banking subsidiaries could declare aggregate dividends of approximately $103 million without obtaining prior regulatory approval. In 2000, Union Planters' banking subsidiaries paid $305 million in dividends to Union Planters. Future dividends will depend primarily upon the level of earnings of the banking subsidiaries of Union Planters. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

         Proposed Legislation

         Because of concerns relating to the competitiveness and the safety and soundness of the industry, the United States Congress continues to consider a number of proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to combine banks and thrifts into a unified charter, and to further expand or change the regulation of the powers of depository institutions, bank holding companies, and competitors of depository institutions. In addition, numerous regulations are required to be promulgated fully to implement the significant legislative changes made in the Gramm-Leach-Bliley Act discussed above. It cannot be predicted whether, or in what form, any of these proposals or regulatory initiatives will be adopted, the impact they will have on the financial institutions industry or the extent to which the business or financial condition of Union Planters may be affected thereby.

PERSONNEL

         As of February 28, 2001 Union Planters, including all subsidiaries, had 14,000 employees (including 2,368 part-time employees).

STATISTICAL DISCLOSURES

      The statistical information required by Item 1 may be found in the 2000 Shareholders Report (Exhibit 13 hereto) which, to the extent indicated, is hereby incorporated herein by reference, as follows:

                                                                                                 Page in Union Planters'
                          Guide 3 Disclosures                                                   2000 Shareholders Report*
                          -------------------                                                   -------------------------
      I.   Distribution of Assets, Liabilities and Shareholders' Equity:
           Interest Rates and Interest Differential
           A.   Average Balance Sheet                                                                      28
           B.   Net Interest Earnings Analysis                                                             28
           C.   Rate/Volume Analysis                                                                       29

      II.  Investment Portfolio
           A.   Book Value of Investment Securities                                                34, 46, 47, and 48
           B.   Maturities of Investment Securities                                                        48
           C.   Investment Securities Concentrations                                                Not applicable

      III. Loan Portfolio
           A.   Types of Loans                                                                        30 and 48
           B.   Maturities and Sensitivity of
                  Loans to Changes in Interest Rates                                               Follows this table
           C.   Risk Elements
                1.    Nonaccrual, Past Due 90 Days or More,
                        and Restructured Loans                                                         31 and 32
                2.    Potential Problem Loans                                                              22
                3.    Foreign Outstandings                                                          Not Significant
                4.    Loan Concentrations                                                                  19
           D.   Other Interest-Bearing Assets                                                       Not Significant

      IV.  Summary of Loan Loss Experience
           A.   Analysis of Allowance for Loan Losses                                                      32
           B.   Allocation of the Allowance for Loan Losses                                                31

      V.   Deposits
           A.   Average Balances                                                                       28 and 30
           B.   Maturities of Large Denomination Certificates of Deposit                          Follows this table
           C.   Foreign Deposit Liability Disclosure                                               Not significant

      VI.  Return on Equity and Assets
           A.   Return on Average Assets                                                                    8
           B.   Return on Average Equity                                                                    8
           C.   Dividend Payout Ratio                                                                       8
           D.   Equity to Assets Ratio                                                                      8

      VII. Short-Term Borrowings                                                                           51

*Unless otherwise noted

      The following table presents the maturities and sensitivities of Union Planters' loans to changes in interest rates at December 31, 2000:

                                                                                        DUE AFTER ONE
                                                                      DUE WITHIN          BUT WITHIN         DUE AFTER
                                                                       ONE YEAR           FIVE YEARS        FIVE YEARS
                                                                      ----------        -------------       ----------
                                                                                   (DOLLARS IN THOUSANDS)
         Commercial, Financial, and Agricultural (1)..........        $ 4,050,568        $ 1,735,708          $ 352,728

         Real Estate - Construction...........................          1,238,004            695,816             78,791

         Foreign..............................................            530,646              6,728              1,807
                                                                      -----------        -----------          ---------

                   Total......................................        $ 5,819,218        $ 2,438,252          $ 433,326
                                                                      ===========        ===========          =========

         Fixed Rate...........................................                           $ 1,823,841          $ 186,625
                                                                                         ===========          =========

         Variable Rate........................................                           $   614,411          $ 246,701
                                                                                         ===========          =========

--------------------

(1)      Includes accounts receivable-factoring and direct lease financing.

         The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over:

                                                                        DECEMBER 31, 2000
                                                                      ----------------------
                                                                      (DOLLARS IN THOUSANDS)
                  Under 3 Months.............................                $   952,908

                  3 to 6 Months..............................                    693,634

                  6 to 12 Months.............................                    840,024

                  Over 12 Months.............................                    290,787
                                                                             -----------

                            Total............................                $ 2,777,353
                                                                             ===========

                  ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following lists the executive officers of Union Planters. Executive officers of Union Planters are elected annually. Information regarding the executive officers, their present positions held with Union Planters and its subsidiaries, and their ages as of March 8, 2001, and their principal occupations for the last five years are as follows:

                                                           Position of Executive Officers
                Name                                         with Union Planters and UPB                       Age
         --------------------                           ----------------------------------------               ---
         Jackson W. Moore                               Chairman and Chief Executive Officer                    52

         Lloyd B. DeVaux                                Senior Executive Vice President and                     48
                                                        Chief Information Officer

         Bobby L. Doxey                                 Senior Executive Vice President and                     53
                                                        Chief Financial Officer

         Robert S. Duncan                               Senior Executive Vice President                         64
                                                        Corporate Administration

         Adolfo Henriques                               Chief Executive Officer                                 47
                                                        Union Planters Bank, Florida

         Alan W. Kennebeck                              Senior Executive Vice President                         55
                                                        Retail Services

         Lou Ann Poynter                                Executive Vice President and                            54
                                                        Regional Group Manager, Southeast Region

         Michael B. Russell                             Senior Executive Vice President                         46
                                                        Lending and Credit Administration

         Steven J. Schenck                              Chief Executive Officer                                 52
                                                        Union Planters Bank, Indiana

         John V. White, Jr.                             Chief Executive Officer                                 53
                                                        Union Planters Bank, Memphis

         Mr. Moore was elected Chairman and Chief Executive Officer of Union Planters in September 2000 following the death of Benjamin W. Rawlins, Jr., the former Chairman and Chief Executive Officer. Mr. Moore had been President of Union Planters since April 1989 and was elected President of UPB January 1, 1998. In April 1994, Mr. Moore was elected Chief Operating Officer of Union Planters and was elected to the same position with UPB January 1, 1998. He is also a Director of PSB Bancshares, Inc., and a Vice President and Director of its subsidiary, Peoples Southern Bank., (not an affiliate bank of Union Planters), located in Clanton, Alabama. He has served on the Boards of Union Planters and UPB since 1986. Mr. Moore serves as an executive officer of Union Planters pursuant to an employment agreement with Union Planters, which is renewable annually each December 31.

         Mr. DeVaux joined Union Planters Corporation as Executive Vice President and Chief Information Officer, and manager of Technology and Operations in January 1995. From 1988 until 1995, prior to joining Union Planters, Mr. DeVaux was Executive Director of Operations for Kirchman Corporation and a Finance Industry Large Systems Specialist with IBM Corporation. Mr. DeVaux serves as an executive officer of Union Planters pursuant to a salary continuation agreement.

         Mr. Doxey joined Union Planters as Senior Executive Vice President and Chief Financial Officer on March 1, 2000. Prior to joining Union Planters, Mr. Doxey was a Senior Vice President and Financial Systems Project Manager and Manager of Organizational Profitability Measurement with Banc One Corporation. He was Senior Vice President and Controller for Banc One Corporation from 1996 to 1998 and was Chief Financial Officer for Banc One Texas Corporation from 1994 to 1996. Mr. Doxey serves as an executive officer of

Union Planters pursuant to an employment agreement with Union Planters through March 2003, which is automatically renewable for successive one-year terms.

         Mr. Duncan became Senior Executive Vice President of Corporate Administration November 1, 2000. Prior to that, Mr. Duncan was President and Chief Executive Officer of Union Planters PMAC. From 1991 to 1997, Mr. Duncan was Chairman and Chief Executive Officer of Magna Bancorp, Inc., an entity acquired by Union Planters in November 1997.

         Mr. Henriques has served as Chairman and Chief Executive Officer of Union Planters Bank in Florida since February of 1998. Prior to joining Union Planters, Mr. Henriques was Chairman of NationsBank for South Florida from 1997 to 1998 and President of NationsBank (Miami/Dade County) from 1996 to 1997. From 1992 to 1996 he was Executive Vice President and Senior Banking Executive for NationsBank in Miami. Mr. Henriques serves as an executive officer of Union Planters pursuant to an employment agreement with Union Planters through January 2002, which is automatically renewable for successive two-year terms.

         Mr. Kennebeck joined Union Planters as Senior Executive Vice President for Retail Services on February 11, 2000. From 1995 until joining Union Planters, Mr. Kennebeck was President and Chief Executive Officer of AMCORE Investment Group and Chairman of AMCORE Insurance Group, Inc., AMCORE Investment Services, Inc., and Investment Management Group. He was also Executive Vice President of AMCORE Financial, Inc. Mr. Kennebeck serves as an executive officer of Union Planters pursuant to an employment agreement with Union Planters through February 2003, which is automatically renewable for successive one-year terms.

         Ms. Poynter has served as Executive Vice President and Regional Bank Group Manager of the Southeast Region for Union Planters since October 2000. Prior to that, she was Chairman and Chief Executive Officer of Union Planters Bank in Hattiesburg, Mississippi, a position she held since November 1997. Ms. Poynter served as President and Chief Operating Officer of Magna Bancorp, Inc., from 1991 and as President and Chief Executive Officer of its wholly owned subsidiary, Magnolia Federal Bank for Savings, from May 1996 until November 1997 when Magna was acquired by Union Planters.

         Mr. Russell became Senior Executive Vice President of Lending and Credit Administration in April 2000. From November 1998 until April 2000 he was Executive Vice President and Senior Lending Officer. Previously, he had been the Corporate Risk Analysis Manager with responsibility for credit review, compliance, data security, and business resumption. Mr. Russell has been an officer of UPB for more than eighteen years.

         Mr. Schenck was named President and Chief Executive Officer of Union Planters Bank in Indiana in the third quarter of 2000. From March 1999 until assuming his current position, he was President and Chief Executive Officer of Union Planters Bank in Indianapolis. From 1993 to 1999, Mr. Schenck was Senior Vice President of First Chicago NBD, responsible for certain Indiana banking markets and Manager of Indiana Credit. Mr. Schenck serves as an executive officer of Union Planters pursuant to an employment agreement with Union Planters through March 2002, which is automatically renewable for successive one-year terms.

         Mr. White became Executive Vice President of Union Planters and President and Chief Executive Officer of Union Planters Bank of Memphis in May 2000. From 1993 until joining Union Planters, Mr. White was Executive Vice President of National City Corporation with responsibilities for the Indiana Retail Banking Group. Mr. White serves as an executive officer of Union Planters pursuant to an employment agreement with Union Planters through May 2003, which is automatically renewable for successive one-year terms.

ITEM 2.  PROPERTIES

         Union Planters' corporate headquarters are located in the company-owned Union Planters Administrative Center at 7130 Goodlett Farms Parkway, Memphis, Tennessee, a three-building complex located near the center of Shelby County. In addition to being Union Planters' corporate headquarters, it contains approximately 376,000 square feet of space and houses the following functions:
Mortgage Servicing and Origination, Funds Management, Data Processing, Operations, Human Resources, Financial, Legal, Credit Review, and Marketing.

         As of March 5, 2001, Union Planters operated 29 banking offices in Alabama, 41 in Arkansas, 79 in Florida, 99 in Illinois, 76 in Indiana, 28 in Iowa, 40 in Kentucky, 25 in Louisiana, 124 in Mississippi, 91 in Missouri, 200 in Tennessee, and 15 in Texas. The majority of these locations are owned. Union Planters' subsidiaries also operate 1,065 twenty-four-hour automated teller locations. A wholly owned subsidiary, Capital Factors, Inc., has operations in leased facilities in Boca Raton and Ft. Lauderdale, Florida; Los Angeles, California; New York, New York; Charlotte, North Carolina; Dallas, Texas; and Atlanta, Georgia. The mortgage operations of UPB operate 25 mortgage production offices in Arizona, California, Colorado, Florida, Georgia, Louisiana, Mississippi, Nevada, North Carolina, Ohio, Tennessee, and Texas in addition to mortgage production offices located in certain of Union Planters' branch banking locations.

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

         UPB, as successor to Union Planters' five banks (UPC Banks) located in Mississippi (Union Planters Bank of Mississippi, Union Planters Bank of Southern Mississippi, Union Planters Bank of Central Mississippi, Union Planters Bank of Northeast Mississippi, N.A., and Union Planters Bank of Northwest Mississippi), had been a defendant in various suits related to the placement of collateral protection insurance (CPI) by the UPC Banks in the 1980s and early 1990s and a Consolidated Class Action in U.S. District Court for the Southern District of Mississippi. As previously reported, a settlement agreement has been reached by UPB with attorneys for the putative class to settle the Consolidated Action within amounts previously established. The final agreement is pending for approval by the Court. One individual action filed in state court against the UPC Banks, with similar allegations, and seeking compensatory and punitive damages, remains pending.

         Through recent media coverage, UPB has become aware that an action was filed on February 20, 2001 in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, naming as defendants Magna Bank (subsequently merged into Union Planters Bank), Magna's Chief Executive Officer, its Board of Directors, and its outside legal counsel. Magna was acquired by Union Planters on July 1, 1998. The complaint filed by John Connors is related to collection efforts by the Bank against the plaintiff on a line of credit and a series of notes. The Complaint alleges breach of fiduciary duty by the defendants in failing to dispose of certain collateral in a commercially reasonable manner and interference with plaintiff's contractual and business affairs. The plaintiff is seeking compensatory and punitive damages of over three hundred million dollars. Based on information received to date, Union Planters feels that the claim is without merit and will vigorously defend this action.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information required by Item 5 is included in Table 14 captioned "Selected Quarterly Data" included in the 2000 Shareholders report on pages 35 and 36, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by Item 6 is included under the heading "Selected Financial Data" in the 2000 Shareholders Report on page 8, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is included under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the 2000 Shareholders Report on pages 9 - 36, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is included under the heading "Market Risk and Asset/Liability Management" and Table 11 in the 2000 Shareholders Report on pages 23 and 33, respectively, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is included in the 2000 Shareholders Report on pages 37 - 67 and in Table 14 captioned "Selected Quarterly Data" on pages 35 and 36, which pages are incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K, and incorporated by reference herein.

         The remaining information required by Item 10 is included under the heading "Election of Directors" on pages 4 - 6 and under the heading "Union Planters Stock Ownership by Directors and Executive Officers" on page 15 of the Definitive Proxy Statement of Union Planters to be used in soliciting proxies for the Annual Meeting of shareholders to be held on April 19, 2001 (Proxy Statement), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 as to compensation of directors and executive officers is included under the heading "Director Compensation" on page 14 and under the heading "Executive Compensation" on pages 16 - 19 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 as to certain beneficial owners and management is included under the heading "Union Planters Stock Ownership by Directors and Executive Officers" on page 15 of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 as to transactions and relationships with certain directors and executive officers of Union Planters and their associates is included under the heading "Certain Relationships and Transactions" on page 25 of the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following audited consolidated financial statements of Union Planters and its Subsidiaries, included in the 2000 Shareholders Report beginning on page 38, are incorporated herein by reference in response to Part II, Item 8:

                                                                             Page in
                                                                          Annual Report
                                                                          -------------
         Report of Management                                                   37

         Report of Independent Accountants                                      37

         Consolidated Balance Sheet - December 31, 2000 and 1999                38

         Consolidated Statement of Earnings -
         Years ended December 31, 2000, 1999, and 1998                          39

         Consolidated Statement of Changes in Shareholders' Equity -
         Years ended December 31, 2000, 1999, and 1998                          40

                                                                             Page in
                                                                          Annual Report
                                                                          -------------

         Consolidated Statement of Cash Flows -
         Years ended December 31, 2000, 1999, and 1998                          41

         Notes to Consolidated Financial Statements                             42

(a)(2)   Not applicable

(a)(3)   Exhibits:

         The exhibits listed in the Exhibit Index beginning on page i, following page 18 of this Form 10-K are filed herewith or are incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report is identified on the Exhibit Index by an *.

(b)      Reports on Form 8-K:

                  Date of Current Report                       Subject Reported Under Item 5
                  ----------------------                  -------------------------------------------
                  October 19, 2000                        Press Release announcing Third Quarter
                                                          2000 net earnings, reported under Item 5

                  January 18, 2001                        Press Release announcing Fourth Quarter and
                                                          2000 Year-End operating results, reported
                                                          under Item 5

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           UNION PLANTERS CORPORATION
                                  (Registrant)


                            By: /s/ Jackson W. Moore.
             ------------------------------------------------------
             Jackson W. Moore, Chairman and Chief Executive Officer

Date: March 8, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of March, 2001.

/s/ Jackson W. Moore                                              /s/ Bobby L. Doxey
--------------------------------------------------                --------------------------------------------------------------
Jackson W. Moore                                                  Bobby L. Doxey
Chairman, Chief Executive Officer and                             Senior Executive Vice President, Chief Financial Officer, and
Director                                                          Chief Accounting Officer



/s/ Albert M. Austin
--------------------------------------------------                --------------------------------------------------------------
Albert M. Austin                                                  V. Lane Rawlins
Director                                                          Director



/s/ George W. Bryan
--------------------------------------------------                --------------------------------------------------------------
George W. Bryan                                                   John R. Roberts
Director                                                          Director



/s/ James E. Harwood                                              /s/ Donald F. Schuppe
--------------------------------------------------                --------------------------------------------------------------
James E. Harwood                                                  Donald F. Schuppe
Director                                                          Director



/s/ Parnell S. Lewis, Jr.                                         /s/ David M. Thomas
--------------------------------------------------                --------------------------------------------------------------
Parnell S. Lewis, Jr.                                             David M. Thomas
Director                                                          Director



/s/ Lou Ann Poynter
--------------------------------------------------                --------------------------------------------------------------
Lou Ann Poynter                                                   Richard A. Trippeer, Jr.
Executive Vice President and Director                             Director



/s/ Jorge M. Perez                                                /s/ Spence L. Wilson
--------------------------------------------------                --------------------------------------------------------------
Jorge M. Perez                                                    Spence L. Wilson
Director                                                          Director

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

2(g)        Agreement and Plan of Reorganization by and between Jefferson Savings Bancorp, Inc., and Union Planters
            Corporation dated as of September 20, 2000 (incorporated by reference to Exhibit A to Prospectus filed as part of Union Planters' Registration Statement No. 333-50536).

3(a)        Restated Charter of Incorporation, as most recently amended on January 19, 1999, of Union Planters
            Corporation (incorporated by reference to Exhibit 3 to the Form 8-A12B filed by Union Planters Corporation on January 22, 1999, Commission File No. 1-10160).

3(b)        Amended and Restated Bylaws, as most recently amended on December 21, 2000, of Union Planters Corporation
            (filed herewith).

4(a)        Rights Agreement, dated January 19, 1999 between Union Planters Corporation and Union Planters Bank,
            National Association, including Form of Rights Certificate (incorporated by reference to Exhibit 2 to the
            Form 8-A filed by Union Planters Corporation on January 22, 1999, Commission File No. 1-10160).

4(b)        Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) OF REGULATION S-K dated March 8, 2001 with respect to certain debt instruments (filed herewith)

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

10(y)*      Employment Agreement between Union Planters Corporation and Bobby L. Doxey (incorporated by reference to
            Exhibit 10(y) to Union Planters Corporation's Form 10-K dated December 31, 1999, Commission File No.
            1-10160).

10(z)*      Employment Agreement between Union Planters Corporation and Alan W. Kennebeck (incorporated by reference to
            Exhibit 10(z) to Union Planters Corporation's Form 10-K dated December 31, 1999, Commission File No.
            1-10160).

10(aa)*     Employment Agreement between Union Planters Corporation and Lloyd B. DeVaux (incorporated by reference to
            Exhibit 10(aa) to Union Planters Corporation's Form 10-K dated December 31, 1999, Commission File No.
            1-10160)

10(bb)*     Amended Executive Financial Service Plan 2000 (filed herewith)

10(cc)      Amendment No. 1 to the Amended and Restated Employment Agreement between Union Planters Corporation and
            Jackson W. Moore as of April 17, 1997 (filed herewith).

10(dd)      Employment Agreement between Union Planters Corporation and Adolfo Henriques (filed herewith).

10(ee)      Employment Agreement between Union Planters Corporation and Steven Schenck (filed herewith).

10(ff)      Employment Agreement between Union Planters Corporation and John V. White (filed herewith).

10(gg)      Union Planters Corporation Executive Performance Goals for Restricted Stock Awards (filed herewith).

11          Computation of Per Share Earnings (incorporated by reference to Note 16 on page 63 to the Registrant's 2000 consolidated financial statements included as Exhibit 13 herein).

13          2000 Annual Report to Shareholders (filed herewith)

21          Subsidiaries of the Registrant (filed herewith).

23.1        Consent of PricewaterhouseCoopers LLP (filed herewith).

23.2        Consent of PricewaterhouseCoopers LLP (filed herewith).

99.1        Union Planters Corporation 401(k) Retirement Savings Plan Financial Statements and Additional Information as
            of December 31, 2000 and 1999 (filed herewith).

---------------
*Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K