Form 10-Q
period 2001-03-31
UNION PLANTERS CORP
filed 2001-05-14
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period          to
                                          ----------  ----------

                          Commission File No. 1-10160

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

          Tennessee                                       62-0859007
------------------------------                       ------------------
   (State of incorporation)                   (IRS Employer Identification No.)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Memphis, Tennessee 38018
                      -------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 580-6000
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                   Outstanding at April 30, 2001
-------------------------                        -----------------------------
Common stock $5 par value                                 137,096,272

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - March 31, 2001,
                March 31, 2000, and December 31, 2000...................................................    3

           b)   Consolidated Statement of Earnings -
                Three Months Ended March 31, 2001 and 2000..............................................    4

           c)   Consolidated Statement of Changes in Shareholders' Equity --
                Three Months Ended March 31, 2001 ......................................................    5

           d)   Consolidated Statement of Cash Flows --
                Three Months Ended March 31, 2001 and 2000..............................................    6

           e)   Notes to Unaudited Consolidated Financial Statements....................................    7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........................................    15

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................    29

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings......................................................................    32

      Item 2.   Changes in Securities..................................................................    32

      Item 3.   Defaults Upon Senior Securities........................................................    32

      Item 4.   Submission of Matters to a Vote of Security Holders....................................    32

      Item 5.   Other Information......................................................................    32

      Item 6.   Exhibits and Reports on Form 8-K.......................................................    32

      Signatures.......................................................................................    33

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                           MARCH 31,                   DECEMBER 31,
                                                                                 -------------------------------       ------------
                                                                                     2001               2000               2000
                                                                                 ------------       ------------       ------------
                                                                                               (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks .................................................      $    777,098       $    963,297       $  1,018,318
  Interest-bearing deposits at financial institutions .....................            30,012             17,429             43,525
  Federal funds sold and securities purchased under agreements to resell...             2,867             40,023             36,384
  Trading account assets ..................................................           261,221            207,996            233,878
  Loans held for resale ...................................................         1,053,357            338,694            457,107
  Available for sale securities (Amortized cost: $6,432,965
    $7,572,300, and $6,849,457, respectively) .............................         6,523,197          7,341,647          6,843,670
  Loans ...................................................................        24,619,668         22,235,492         23,982,237
    Less: Unearned income .................................................           (21,697)           (25,758)           (24,743)
          Allowance for losses on loans ...................................          (342,138)          (345,821)          (335,452)
                                                                                 ------------       ------------       ------------
       Net loans ..........................................................        24,255,833         21,863,913         23,622,042
  Premises and equipment ..................................................           603,146            628,370            602,218
  Accrued interest receivable .............................................           291,426            283,115            304,488
  FHA/VA claims receivable ................................................            79,888            104,052             84,015
  Mortgage servicing rights ...............................................           118,551            126,905            123,940
  Goodwill ................................................................           817,668            783,450            793,831
  Other intangibles .......................................................           163,072            171,749            158,558
  Other assets ............................................................           446,134            479,870            398,744
                                                                                 ------------       ------------       ------------
          TOTAL ASSETS ....................................................      $ 35,423,470       $ 33,350,510       $ 34,720,718
                                                                                 ============       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing ..................................................      $  4,047,894       $  4,185,808       $  4,064,298
     Certificates of deposit of $100,000 and over .........................         2,182,318          2,044,939          2,453,621
     Other interest-bearing ...............................................        17,375,015         17,139,323         16,595,464
                                                                                 ------------       ------------       ------------
          Total deposits ..................................................        23,605,227         23,370,070         23,113,383
  Short-term borrowings ...................................................         5,301,437          5,384,459          6,086,896
  Short- and medium-term senior notes .....................................            60,000            260,000             60,000
  Federal Home Loan Bank advances .........................................         1,361,452            201,720          1,101,619
  Other long-term debt ....................................................         1,276,214            829,342            777,352
  Accrued interest, expenses, and taxes ...................................           359,334            259,274            308,241
  Other liabilities .......................................................           371,699            347,065            353,173
                                                                                 ------------       ------------       ------------
          TOTAL LIABILITIES ...............................................        32,335,363         30,651,930         31,800,664
                                                                                 ------------       ------------       ------------

  Commitments and contingent liabilities ..................................                --                 --                 --
  Shareholders' equity
    Convertible preferred stock ...........................................            19,445             20,542             19,691
    Common stock, $5 par value; 300,000,000 shares authorized;
       137,050,599 issued and outstanding (135,486,993 at
       March 31, 2000, and 134,734,841 at December 31, 2000) ..............           685,253            677,435            673,674
    Additional paid-in capital ............................................           869,947            741,908            754,380
    Retained earnings .....................................................         1,472,877          1,416,477          1,493,072
    Unearned compensation .................................................           (16,296)           (11,945)           (16,922)
    Accumulated other comprehensive income--unrealized gain (loss)
      on available for sale securities, net ...............................            56,881           (145,837)            (3,841)
                                                                                 ------------       ------------       ------------
          TOTAL SHAREHOLDERS' EQUITY ......................................         3,088,107          2,698,580          2,920,054
                                                                                 ------------       ------------       ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................      $ 35,423,470       $ 33,350,510        $34,720,718
                                                                                 ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ----------------------------
                                                                                        2001               2000
                                                                                     ---------          ---------
                                                                                        (DOLLARS IN THOUSANDS,
                                                                                        EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans ..............................................          $ 529,097          $ 469,763
  Interest on investment securities
    Taxable ...............................................................             88,685            101,691
    Tax-exempt ............................................................             15,362             16,813
  Interest on deposits at financial institutions ..........................                487                320
  Interest on federal funds sold and securities purchased under
    agreements to resell ..................................................                519              1,029
  Interest on trading account assets ......................................              4,237              5,054
  Interest on loans held for resale .......................................             10,030              6,318
                                                                                     ---------          ---------
          Total interest income ...........................................            648,417            600,988
                                                                                     ---------          ---------

INTEREST EXPENSE
  Interest on deposits ....................................................            217,101            189,968
  Interest on short-term borrowings .......................................             81,864             76,696
  Interest on long-term debt ..............................................             38,426             19,574
                                                                                     ---------          ---------
          Total interest expense ..........................................            337,391            286,238
                                                                                     ---------          ---------

          NET INTEREST INCOME .............................................            311,026            314,750
PROVISION FOR LOSSES ON LOANS .............................................             25,300             17,303
                                                                                     ---------          ---------

          NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS .........            285,726            297,447
                                                                                     ---------          ---------

NONINTEREST INCOME
  Service charges on deposit accounts .....................................             53,416             42,031
  Mortgage banking revenue ................................................             39,093             22,443
  Bank card income ........................................................              9,660              8,422
  Factoring commissions ...................................................              7,399              7,144
  Trust service income ....................................................              7,084              6,665
  Profits and commissions from trading activities .........................              2,718              1,463
  Investment securities gains .............................................                 25                 --
  Other income ............................................................             45,519             39,401
                                                                                     ---------          ---------
          Total noninterest income ........................................            164,914            127,569
                                                                                     ---------          ---------

NONINTEREST EXPENSE
  Salaries and employee benefits ..........................................            132,343            128,731
  Net occupancy expense ...................................................             25,767             23,399
  Equipment expense .......................................................             22,134             21,075
  Goodwill amortization ...................................................             11,966             11,390
  Other intangibles amortization ..........................................              4,485              4,457
  Other expense ...........................................................             92,977             82,653
                                                                                     ---------          ---------
          Total noninterest expense .......................................            289,672            271,705
                                                                                     ---------          ---------

          EARNINGS BEFORE INCOME TAXES ....................................            160,968            153,311
Income taxes ..............................................................             54,601             51,974
                                                                                     ---------          ---------
          NET EARNINGS ....................................................          $ 106,367          $ 101,337
                                                                                     =========          =========

          NET EARNINGS APPLICABLE TO COMMON SHARES ........................          $ 105,981          $ 100,925
                                                                                     =========          =========

EARNINGS PER COMMON SHARE
          Basic ...........................................................          $     .78          $     .74
          Diluted .........................................................                .77                .73

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
          Basic ...........................................................            136,600            136,546
          Diluted .........................................................            138,179            138,073

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                         UNREALIZED
                                                                                                         GAIN (LOSS)
                                                                                                             ON
                                      CONVERTIBLE                ADDITIONAL                              AVAILABLE
                                       PREFERRED      COMMON      PAID-IN       RETAINED     UNEARNED     FOR SALE
                                         STOCK        STOCK       CAPITAL       EARNINGS   COMPENSATION  SECURITIES      TOTAL
                                      -----------   ---------    ----------   -----------  ------------  -----------  -----------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2001 ............  $  19,691    $ 673,674    $ 754,380    $ 1,493,072    $ (16,922)   $ (3,841)   $ 2,920,054
Comprehensive income
  Net earnings ......................         --           --           --        106,367           --          --        106,367
  Other comprehensive income,
     net of taxes:
     Net change in the unrealized
         gain (loss) on available
         for sale securities ........         --           --           --             --           --      60,722         60,722
                                                                                                                      -----------
          Total comprehensive
            income ..................                                                                                     167,089
Cash dividends
  Common stock, $.50 per share ......         --           --           --        (67,408)          --          --        (67,408)
  Preferred stock, $.50 per share ...         --           --           --           (386)          --          --           (386)
Common stock issued under
  employee benefit plans,
  net of stock exchanged ............         --          617        7,215             (3)         626          --          8,455
Conversion of preferred stock .......       (246)          62          184             --           --          --             --
Common stock purchased and retired ..         --      (10,957)     (13,306)       (58,765)          --          --        (83,028)
Issuance of stock for acquisitions ..         --       21,857      121,474             --           --          --        143,331
                                       ---------    ---------    ---------    -----------    ---------    --------    -----------
BALANCE, MARCH 31, 2001 .............  $  19,445    $ 685,253    $ 869,947    $ 1,472,877    $ (16,296)   $ 56,881    $ 3,088,107
                                       =========    =========    =========    ===========    =========    ========    ===========

                                     BEFORE TAX        TAX      NET OF TAX
                                       AMOUNT        BENEFIT      AMOUNT
                                     ----------     --------    ----------
DISCLOSURE OF RECLASSIFICATION
AMOUNT:
  Change in the unrealized gain
     (loss) on available
     for sale securities
     arising during the period ......  $96,044      $(35,307)    $60,737
  Less: reclassification for gains
        included in net income ......       25           (10)         15
                                       -------      --------     -------
Net change in the unrealized
    gain (loss) on available
    for sale securities .............  $96,019      $(35,297)    $60,722
                                       =======      ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             --------------------------
                                                                               2001            2000
                                                                             ----------      ----------
                                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings.........................................................      $  106,367      $  101,337
  Reconciliation of net earnings to net cash provided by
    operating activities:
    Provision for losses on loans, other real estate, and FHA/VA
        foreclosure claims.............................................          25,187          17,450
    Depreciation and amortization of premises and equipment............          19,898          19,679
    Amortization of goodwill and other intangibles.....................          16,451          15,847
    Amortization of mortgage servicing rights..........................           7,099           4,588
    Net accretion of investment securities.............................            (943)            (86)
    Net realized gains on sales of investment securities...............             (25)             --
    Gain on sale of residential mortgage loans.........................          (8,228)             --
    Deferred income tax expense .......................................           2,777           5,346
    (Increase) decrease in assets
        Trading account assets and loans held for resale...............        (623,593)        199,734
        Other assets...................................................          33,714         105,925
    Increase in accrued interest, expenses, taxes, and other liabilities         51,577          14,390
    Other, net.........................................................           1,147             535
                                                                             ----------      ----------
          Net cash provided (used) by operating activities.............        (368,572)        484,745
                                                                             ----------      ----------

INVESTING ACTIVITIES
  Net decrease in short-term investments...............................          19,032          55,633
  Proceeds from sales of available for sale securities.................          25,328          25,022
  Proceeds from maturities, calls, and prepayments of
      available for sale securities....................................         516,193         390,047
  Purchases of available for sale securities...........................         (82,242)       (303,259)
  Net (increase) decrease in loans.....................................         242,900        (784,081)
  Net cash received from acquired institutions.........................          61,970              --
  Sale of residential real estate loans................................         423,777              --
  Purchases of premises and equipment, net.............................          (8,406)        (10,416)
                                                                             ----------      ----------
          Net cash provided (used) by investing activities.............       1,198,552        (627,054)
                                                                             ----------      ----------

FINANCING ACTIVITIES
  Net decrease in deposits.............................................        (384,791)           (973)
  Net increase (decrease) in short-term borrowings.....................        (793,197)        161,955
  Proceeds from long-term debt.........................................         866,125         100,000
  Repayment of long-term debt..........................................        (649,972)       (126,699)
  Proceeds from issuance of common stock...............................           7,943           3,277
  Purchase and retirement of common stock..............................         (83,028)       (101,852)
  Cash dividends paid..................................................         (67,797)        (69,098)
                                                                             ----------      ----------
          Net cash used by financing activities........................      (1,104,717)        (33,390)
                                                                             ----------      ----------
  Net decrease in cash and cash equivalents............................        (274,737)       (175,699)
  Cash and cash equivalents at the beginning of the period.............       1,054,702       1,179,019
                                                                             ----------      ----------
  Cash and cash equivalents at the end of the period...................      $  779,965      $1,003,320
                                                                             ==========      ==========

SUPPLEMENTAL DISCLOSURES
  Cash paid (received) for
    Interest...........................................................      $  342,889      $  274,842
    Income taxes ......................................................            (827)        (17,492)
  Unrealized gain (loss) on securities available for sale..............          90,232        (230,653)

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

         The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, Union Planters or the Company) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Union Planters Corporation's 2000 Annual Report to Shareholders (2000 Annual Report), a copy of which is Exhibit 13 to Union Planters Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (2000 10-K). Certain prior year amounts have been reclassified to be consistent with the 2001 financial reporting presentation.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity record all derivatives in the consolidated balance sheet at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138. The Company adopted these new standards effective January 1, 2001. At adoption, the new accounting standards had an immaterial impact on net income and other comprehensive income. The adoption also had an immaterial impact on the consolidated balance sheet. For the quarter ended March 31, 2001, the net impact on the consolidated statement of earnings was an increase in pretax earnings of $1.9 million ($1.2 million after taxes).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- BUSINESS PERSPECTIVE

         Union Planters has developed risk management programs and processes designed to manage market risk associated with the Company's business activities. Interest-rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management program, the Company utilizes a number of derivative instruments to manage these risks.

         Loan production activities include the origination or acquisition of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company maintains a risk management program to protect and manage interest-rate risk and pricing risk associated with its mortgage commitment pipeline and mortgage inventory.

         MORTGAGE PIPELINE. The Company's mortgage commitment pipeline includes interest-rate lock commitments (IRLCs) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. During the term of the IRLC the Company is exposed primarily to interest-rate risk, in that the value of the IRLC may change significantly before the loan closes. To mitigate this interest-rate risk, the Company enters into various hedges of its mortgage pipeline by selling loans forward to investors using mandatory and optional forward commitments. In accordance with SFAS 133, the Company classifies and accounts for IRLCs as nondesignated derivative hedges. Accordingly, IRLCs are recorded at fair value with changes in value recorded to current earnings. Risk management derivative contracts used to economically hedge the IRLCs are also classified and accounted for as nondesignated derivatives. Since a derivative instrument cannot hedge another derivative instrument (for accounting purposes) the pipeline is effectively accounted for as marked-to-market.

         Gains/losses on nondesignated IRLCs and related derivative contracts had an immaterial impact on the consolidated financial statements for the quarter ended March 31, 2001.

         BEST EFFORTS COMMITMENTS. A best-efforts commitment represents an agreement whereby a correspondent lender or broker has the option to sell a loan to the Company at a stated price. If the correspondent lender or broker exercises the option, the Company is committed to buy the loan. If the option is not exercised by the correspondent lender or broker, no transaction takes place. Under the provisions of SFAS 133, the best efforts commitments are defined as derivatives and therefore are marked-to-market. The impact on the consolidated financial statements of best efforts commitments is immaterial.

         MORTGAGE INVENTORY. The Company's mortgage inventory includes closed loans that are held for resale pending completion of normal post-closing review. The Company normally requires 60 to 90 days from the date a loan application is received to process a loan for sale. From the loan's closing until its sale, the Company is exposed to credit and interest-rate risk. The primary objective of the warehouse hedge program is to minimize the overall risk to the income statement due to changes in the fair value of the warehouse due to fluctuating interest rates. Therefore, the Company will enter into a portfolio of derivative instruments which, in the aggregate, react to offset changes in the fair value of the loans owned by the Company due to unfavorable changes in the interest rates. Under SFAS 133 these derivative instruments are fair value hedges. For the quarter ended March 31, 2001, derivative instruments related to the mortgage inventory did not have a material impact on the consolidated financial statements.

NOTE 2.  ACQUISITIONS

         CONSUMMATED ACQUISITIONS

         On February 12, 2001, Union Planters acquired Jefferson Savings Bancorp, Inc. (Jefferson Savings) of Ballwin, Missouri, the parent of Jefferson Heritage Bank, a federal savings bank. Jefferson Savings had total assets of $1.6 billion, total loans of $1.3 billion, and total deposits of $877 million at acquisition. Union Planters exchanged approximately 4.4 million shares of its common stock for all of the outstanding shares of Jefferson Savings. The acquisition is being accounted for as a purchase. Goodwill and other intangibles resulting from the acquisition were $45 million. Pro forma information has been omitted because the Jefferson Heritage acquisition is not considered significant to Union Planters.

         Union Planters has announced its intent to repurchase Union Planters' common shares up to the number of shares issued in the transaction. Through March 31, 2001, 2.2 million shares had been purchased and retired.

         On March 19, 2001, Union Planters entered into an accelerated share repurchase agreement to purchase one million shares of the Company's common stock. The execution price for the purchase was $37.71. The agreement matures June 30, 2001. As of March 31, 2001, 399,200 shares had been purchased and retired at an average cost of $35.57.

NOTE 3.  LOANS

         Loans are summarized by type as follows:

                                                                              MARCH 31               DECEMBER 31,
                                                                    ----------------------------     ------------
                                                                        2001            2000             2000
                                                                    ------------    ------------     ------------
                                                                                (DOLLARS IN THOUSANDS)
         Commercial, financial, and agricultural ..........         $  5,413,931    $  4,957,019     $  5,350,425
         Foreign ..........................................              489,340         443,512          539,181
         Accounts receivable - factoring ..................              683,076         643,465          677,996
         Real estate -- construction ......................            2,252,445       1,719,468        2,012,611
         Real estate -- mortgage
           Secured by 1-4 family residential ..............            6,320,706       5,928,268        6,318,291
           FHA/VA government-insured/guaranteed ...........              303,177         479,255          283,543
           Other mortgage .................................            5,641,358       4,546,766        5,247,206
         Home equity ......................................              755,799         596,984          685,567
         Consumer .........................................            2,652,596       2,835,277        2,756,834
         Direct lease financing ...........................              107,240          85,478          110,583
                                                                    ------------    ------------     ------------
                   TOTAL LOANS ............................         $ 24,619,668    $ 22,235,492     $ 23,982,237
                                                                    ============    ============     ============

         Nonperforming loans are summarized as follows:

                                                                        MARCH 31,        DECEMBER 31,
                                                                           2001              2000
                                                                        ---------        ------------
                                                                           (DOLLARS IN THOUSANDS)
                  Nonaccrual loans ............................         $ 174,027         $ 133,269
                  Restructured loans ..........................             1,401             1,512
                                                                        ---------         ---------
                            TOTAL NONPERFORMING LOANS .........         $ 175,428         $ 134,781
                                                                        =========         =========

                  FHA/VA GOVERNMENT-INSURED/GUARANTEED
                    LOANS ON NONACCRUAL STATUS ................         $   3,216         $   3,615
                                                                        =========         =========

NOTE 4.  ALLOWANCE FOR LOSSES ON LOANS

         The changes in the allowance for losses on loans for the three months ended March 31, 2001 and 2000 are as follows:

                                                                            THREE MONTHS ENDED
                                                                        ---------------------------
                                                                        MARCH 31,         MARCH 31,
                                                                          2001              2000
                                                                        ---------         ---------
                                                                           (DOLLARS IN THOUSANDS)
                  BEGINNING BALANCE ...........................         $ 335,452         $ 342,300
                  Provision for losses on loans ...............            25,300            17,303
                  Recoveries of loans previously charged off ..            13,514            15,175
                  Loans charged off ...........................           (36,114)          (28,957)
                  Increase due to acquisitions ................             5,753                --
                  Decrease due to sale of loans ...............            (1,767)               --
                                                                        ---------         ---------
                  BALANCE, MARCH 31, 2001 .....................         $ 342,138         $ 345,821
                                                                        =========         =========

NOTE 5.  INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities are summarized as follows:

                                                                                            MARCH 31, 2001
                                                                    --------------------------------------------------------------
                                                                                               UNREALIZED
                                                                     AMORTIZED         -------------------------
                                                                        COST             GAINS           LOSSES         FAIR VALUE
                                                                    -----------        ---------        --------       -----------
                                                                                          (DOLLARS IN THOUSANDS)
         AVAILABLE FOR SALE SECURITIES
         U.S. Government obligations
           U.S. Treasury ....................................       $    91,389        $   1,344        $     15       $    92,718
           U.S. Government agencies
             Collateralized mortgage obligations ............         2,217,145           25,599           1,569         2,241,175
             Mortgage-backed ................................           461,727            8,543           1,699           468,571
             Other ..........................................           493,522            7,683             409           500,796
                                                                    -----------        ---------        --------       -----------
                   Total U.S. Government obligations ........         3,263,783           43,169           3,692         3,303,260
         Obligations of states and political subdivisions ...         1,183,802           36,203             975         1,219,030
         Other stocks and securities ........................         1,985,380           24,181           8,654         2,000,907
                                                                    -----------        ---------        --------       -----------
                   TOTAL AVAILABLE FOR SALE SECURITIES ......       $ 6,432,965        $ 103,553        $ 13,321       $ 6,523,197
                                                                    ===========        =========        ========       ===========

                                                                                           DECEMBER 31, 2000
                                                                    --------------------------------------------------------------
                                                                                               UNREALIZED
                                                                     AMORTIZED         -------------------------
                                                                        COST             GAINS           LOSSES         FAIR VALUE
                                                                    -----------        ---------        --------       -----------
                                                                                          (DOLLARS IN THOUSANDS)
         AVAILABLE FOR SALE SECURITIES
           U.S. Treasury ....................................       $    99,396        $     691        $     78       $   100,009
           U.S. Government agencies
             Collateralized mortgage obligations ............         2,271,674            4,561          21,157         2,255,078
             Mortgage-backed ................................           484,557            5,391           2,852           487,096
             Other ..........................................           835,997            3,795           4,460           835,332
                                                                    -----------        ---------        --------       -----------
                   Total U.S. Government obligations ........         3,691,624           14,438          28,547         3,677,515
         Obligations of states and political subdivisions ...         1,208,201           24,355           5,227         1,227,329
         Other stocks and securities ........................         1,949,632            8,792          19,598         1,938,826
                                                                    -----------        ---------        --------       -----------
                   TOTAL AVAILABLE FOR SALE SECURITIES ......       $ 6,849,457        $  47,585        $ 53,372       $ 6,843,670
                                                                    ===========        =========        ========       ===========

         Investment securities having a fair value of approximately $2.8 billion and $3.3 billion at March 31, 2001 and December 31, 2000, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank (FHLB) advances.

         Included in available for sale investment securities is $267.1 million and $230.9 million of Federal Home Loan Bank and Federal Reserve Bank stock at March 31, 2001 and December 31, 2000, respectively, for which there is no readily determinable market value.

         The following table presents the gross realized gains and losses on available for sale investment securities.

                                                 THREE MONTHS ENDED
                                                       MARCH 31
                                                 ------------------
                                                   2001        2000
                                                 -------     -------
                  Realized gains...........       $  37       $  --
                  Realized losses..........         (12)         --

NOTE 6.  OTHER NONINTEREST INCOME AND EXPENSE

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                         2001                2000
                                                                                       ---------          ---------
                                                                                          (DOLLARS IN THOUSANDS)
         OTHER NONINTEREST INCOME
           ATM transaction fees ...............................................         $  6,936          $  7,404
           Brokerage fee income ...............................................            3,821             4,988
           Annuity sales income ...............................................            3,728             4,626
           Insurance commissions ..............................................            4,112             3,850
           Letters of credit fees .............................................            1,741             1,614
           Net gain (loss) on sales of branches/deposits and other assets .....              (51)              504
           Earnings (losses) of equity method investments .....................            1,343              (557)
           Other income .......................................................           23,889            16,972
                                                                                        --------          --------
                   TOTAL OTHER NONINTEREST INCOME .............................         $ 45,519          $ 39,401
                                                                                        ========          ========

         OTHER NONINTEREST EXPENSE
           Communications .....................................................         $  8,385          $ 10,170
           Other contracted services ..........................................            8,781             7,956
           Postage and carrier ................................................            7,753             7,301
           Stationery and supplies ............................................            6,199             6,438
           Merchant interchange fees ..........................................            6,545             5,755
           Advertising and promotion ..........................................            6,586             5,404
           Amortization of mortgage servicing rights ..........................            7,099             4,588
           Other personnel services ...........................................            2,926             3,547
           Legal fees .........................................................            2,425             2,617
           Travel .............................................................            2,657             2,402
           Consultant fees ....................................................            1,333             2,106
           Federal Reserve fees ...............................................            2,027             1,659
           Accounting and audit fees ..........................................            1,650             1,614
           Other real estate expense ..........................................            1,444             1,467
           Brokerage and clearing fees on trading activities ..................            2,098             1,444
           Taxes other than income ............................................            1,911             1,329
           FDIC insurance .....................................................            1,109             1,200
           Dues, subscriptions, and contributions .............................            1,203               933
           Insurance ..........................................................              901               817
           Provision for losses on FHA/VA foreclosure claims ..................             (190)              100
           Miscellaneous charge-offs ..........................................            2,659                75
           Other expense ......................................................           17,476            13,731
                                                                                        --------          --------
                   TOTAL OTHER NONINTEREST EXPENSE ............................         $ 92,977          $ 82,653
                                                                                        ========          ========

NOTE 7.  INCOME TAXES

         Applicable income taxes for the three months ended March 31, 2001 were $54.6 million, resulting in an effective tax rate of 33.92%. Applicable income taxes for the same period in 2000 were $52.0 million, resulting in an effective tax rate of 33.90%. The increase in the effective rate in 2001, as compared to 2000, is due primarily to the change in the proportion of taxable and nontaxable revenues. The tax expense applicable to investment securities gains for the three months ended March 31, 2001 was $10,000.

         At March 31, 2001, Union Planters had a net deferred tax asset of $98.0 million compared to $124.5 million at December 31, 2000. The decrease is attributable to the change in the net deferred asset (liability) related to the unrealized gain or loss on available for sale investment securities. Management believes that the deferred tax asset will be fully realized and, therefore, no valuation allowance has been provided.

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

         Short-term borrowings are summarized as follows:

                                                                                         MARCH 31,                  DECEMBER 31,
                                                                                -----------------------------       ------------
                                                                                   2001               2000              2000
                                                                                -----------       -----------       ------------
                                                                                            (DOLLARS IN THOUSANDS)
         Balances at period end:
         Short-term FHLB advances ........................................      $ 1,500,000       $ 3,000,000       $ 2,400,000
         Federal funds purchased .........................................        2,168,637           853,775         1,813,639
         Securities sold under agreements to repurchase ..................        1,630,697         1,530,241         1,869,186
         Other short-term borrowings .....................................            2,103               443             4,071
                                                                                -----------       -----------       -----------
                   Total short-term borrowings ...........................      $ 5,301,437       $ 5,384,459       $ 6,086,896
                                                                                ===========       ===========       ===========

         Federal funds purchased and securities sold under
         agreements to repurchase
           Daily average balance .........................................      $ 3,843,865       $ 2,343,982       $ 2,907,150
           Weighted average interest rate ................................             5.35%             5.28%             5.96%
         Short-term FHLB advances
           Daily average balance .........................................      $ 2,117,778       $ 3,005,768       $ 2,719,331
           Weighted average interest rate ................................             5.94%             6.00%             6.48%

SHORT- AND MEDIUM-TERM SENIOR NOTES

         UPB has a $5 billion senior and subordinated bank note program to supplement UPB's funding sources. Under the program, UPB may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes), and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At March 31, 2001, March 31, 2000, and December 31, 2000, UPB had no Subordinated Notes outstanding under this program. At March 31, 2001 and December 31, 2000, UPB had no Short-Term Senior Notes outstanding. A summary of the Short-Term and Medium-Term Senior Notes outstanding follows.

                                           SHORT-TERM
                                          SENIOR NOTES                     MEDIUM-TERM SENIOR NOTES
                                         --------------     -------------------------------------------------------
                                         MARCH 31, 2000     MARCH 31, 2001      MARCH 31, 2000    DECEMBER 31, 2000
                                         --------------     --------------      --------------    -----------------
                                                                   (DOLLARS IN THOUSANDS)
         Balances at period end...         $  200,000         $    60,000        $    60,000         $    60,000
         Fixed-rate notes.........            200,000              60,000             60,000              60,000
         Range of maturities......               5/00          8/01-10/01         8/01-10/01          8/01-10/01

FEDERAL HOME LOAN BANK ADVANCES

         Certain of Union Planters' banking and thrift subsidiaries had outstanding advances, with original maturity dates of greater than one year, from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At March 31, 2001, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows.

                                                                                    MARCH 31,                    DECEMBER 31,
                                                                        ---------------------------------       -------------
                                                                             2001                2000                2000
                                                                        -------------       -------------       -------------
                                                                                        (DOLLARS IN THOUSANDS)
                  Balance at period end .......................         $   1,361,452       $     201,720       $   1,101,619
                  Range of interest rates .....................          1.75% - 6.92%       3.25 - 5.985%       1.75% - 6.72%
                  Range of maturities .........................           2001 - 2021         2000 - 2015         2001 - 2021

OTHER LONG-TERM DEBT

         Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the 2000 Annual Report for additional information regarding these borrowings.

                                                                                                  MARCH 31,            DECEMBER 31,
                                                                                        --------------------------     ------------
                                                                                           2001            2000            2000
                                                                                        -----------      ---------     ------------
                                                                                                    (DOLLARS IN THOUSANDS)
         Corporation-Obligated Mandatorily Redeemable Capital Pass-through
           Securities of Subsidiary Trust holding solely a Corporation-Guaranteed
           Related Subordinated Note (Trust Preferred Securities) ..................    $   199,089      $ 199,053      $ 199,080
         Variable-rate asset-backed certificates ...................................        100,000        150,000        100,000
         7.75% Subordinated Notes due 2011 .........................................        499,108             --             --
         6.75% Subordinated Notes due 2005 .........................................         99,729         99,669         99,714
         6.25% Subordinated Notes due 2003 .........................................         74,365         74,813         74,352
         6.50% Putable/Callable Subordinated Notes due 2018 ........................        300,822        301,008        300,869
         Other long-term debt ......................................................          3,101          4,799          3,337
                                                                                        -----------      ---------      ---------
                   TOTAL OTHER LONG-TERM DEBT ......................................    $ 1,276,214      $ 829,342      $ 777,352
                                                                                        ===========      =========      =========

         On February 22, 2001, the Corporation issued $500 million of Subordinated Notes at 99.82%. The notes bear interest at 7.75% and mature March 1, 2011. The notes are unsecured obligations of Union Planters and qualify as Tier 2 capital for regulatory capital purposes. Debt issuance costs of $3.5 million are included in other assets. The net proceeds are being used for general corporate purposes.

NOTE 9.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

         Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

                                                                                                  MARCH 31,            DECEMBER 31,
                                                                                        --------------------------     ------------
                                                                                           2001            2000            2000
                                                                                        -----------      ---------     ------------
                                                                                                    (DOLLARS IN THOUSANDS)
         Preferred stock, without par value, 10,000,000 shares authorized
           Series F Preferred Stock
             300,000 shares authorized, none issued ................................      $        --      $      --      $      --
           Series E, 8% Cumulative, Convertible,
             Preferred Stock (stated at liquidation value of $25 per share),
                777,792 shares issued and outstanding (821,671 at March 31, 2000
                and 787,628 at December 31, 2000) ..................................           19,445         20,542         19,691
                                                                                          -----------      ---------      ---------
                   TOTAL PREFERRED STOCK ...........................................      $    19,445      $  20,542      $  19,691
                                                                                          ===========      =========      =========

NOTE 10. EARNINGS PER SHARE

         The calculation of net earnings per share is summarized as follows:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                              -----------------------------------
                                                                                  2001                   2000
                                                                              -------------         -------------
                                                                                     (DOLLARS IN THOUSANDS,
                                                                                     EXCEPT PER SHARE DATA)
         BASIC
           Net earnings .............................................         $     106,367         $     101,337
             Less preferred dividends ...............................                   386                   412
                                                                              -------------         -------------
           Net earnings applicable to common shares .................         $     105,981         $     100,925
                                                                              =============         =============

           Average common shares outstanding ........................           136,600,438           136,546,372
                                                                              =============         =============

           Net earnings per common share-- basic ....................         $         .78         $         .74
                                                                              =============         =============

         DILUTED
           Net earnings .............................................         $     106,367         $     101,337
                                                                              =============         =============

           Average common shares outstanding ........................           136,600,438           136,546,372
           Stock option adjustment ..................................               601,669               487,952
           Preferred stock adjustment ...............................               976,589             1,038,281
           Effect of other dilutive securities ......................                    --                    --
                                                                              -------------         -------------
           Average common shares outstanding ........................           138,178,696           138,072,605
                                                                              =============         =============

           Net earnings per common share-- diluted ..................         $         .77         $         .73
                                                                              =============         =============

NOTE 11. LINES OF BUSINESS REPORTING

                                                                        THREE MONTHS ENDED MARCH 31, 2001
                                                       -----------------------------------------------------------------
                                                                             OTHER
                                                                           OPERATING          PARENT        CONSOLIDATED
                                                          BANKING            UNITS           COMPANY            TOTAL
                                                       ------------       -----------       ---------       ------------
                                                                               (DOLLARS IN THOUSANDS)
         Net interest income ....................      $    284,135       $    31,274       $  (4,383)      $    311,026
         Provision for losses on loans ..........           (22,657)           (2,643)             --            (25,300)
         Noninterest income(1) ..................           106,013            58,632             244            164,889
         Noninterest expense ....................          (234,679)          (52,987)         (2,006)          (289,672)
         Other significant items, net ...........               (12)               --              37                 25
                                                       ------------       -----------       ---------       ------------
         Earnings before taxes(1) ...............      $    132,800       $    34,276       $  (6,108)      $    160,968
                                                       ============       ===========       =========       ============

         Average assets .........................      $ 32,470,331       $ 2,492,515       $ 140,977       $ 35,103,823
                                                       ============       ===========       =========       ============

                                                                        THREE MONTHS ENDED MARCH 31, 2000
                                                       -----------------------------------------------------------------
                                                                             OTHER
                                                                           OPERATING          PARENT        CONSOLIDATED
                                                          BANKING            UNITS           COMPANY            TOTAL
                                                       ------------       -----------       ---------       ------------
                                                                               (DOLLARS IN THOUSANDS)
         Net interest income ....................      $    288,786       $    28,509       $  (2,545)      $    314,750
         Provision for losses on loans ..........           (14,448)           (2,855)             --            (17,303)
         Noninterest income(1) ..................            78,567            49,332            (330)           127,569
         Noninterest expense ....................          (226,412)          (43,182)         (2,111)          (271,705)
                                                       ------------       -----------       ---------       ------------
         Earnings before taxes(1) ...............      $    126,493       $    31,804       $  (4,986)      $    153,311
                                                       ============       ===========       =========       ============

         Average assets .........................      $ 30,715,311       $ 2,385,553       $ 151,950       $ 33,252,814
                                                       ============       ===========       =========       ============

---------------

(1) Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $103.5 million and $70.7 million for the three months ended March 31, 2001 and 2000, respectively.
(2) The Company implemented a new management reporting system in the first quarter of 2001, including a transfer pricing system for funds used or provided by the various segments. This new system had the effect of changing the amount each segment is charged or credited for funds used. Amounts shown for 2000 have been reclassified to reflect this change.

NOTE 12. CONTINGENT LIABILITIES

         Union Planters and/or various subsidiaries are parties to certain pending or threatened civil actions which are described in Item 3, Part I of Union Planters' 2000 10-K, in Note 20 to Union Planters' consolidated financial statements on page 67 of the 2000 Annual Report, and in Item 1, Part II of this Report. Various other legal proceedings pending against Union Planters and/or its subsidiaries have arisen in the ordinary course of business.

         Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the first quarter of 2001 in any of the pending or threatened actions that affected such opinion.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in Union Planters' 2000 Annual Report, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 2001 included in Part I hereof, and the supplemental financial data included in this discussion.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Quarterly Report on Form 10-Q contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Such statements are based on management's expectations as well as certain assumptions made by, and information available to, management. Specifically, this discussion contains forward-looking statements with respect to the following items:

         -        timing and effects of projected changes in interest rates
         -        effects of changes in general economic conditions
         - the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans
         - expected trends in nonperforming assets and the related risk of losses
         - the effect of legal proceedings on Union Planters' financial condition, results of operations, and liquidity
         -        business plans for the year 2001 and beyond

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

SELECTED FINANCIAL DATA

         The following table presents selected financial highlights for the three-month periods ended March 31, 2001 and 2000:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ----------------------------     PERCENTAGE
                                                                                2001              2000          CHANGE
                                                                             ---------          ---------     ----------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                  NET EARNINGS .....................................         $ 106,367          $ 101,337             5%
                    Per share
                      Basic ........................................               .78                .74             5
                      Diluted ......................................               .77                .73             5
                    Return on average assets .......................              1.23%              1.23%
                    Return on average common equity ................             14.54              14.39
                  CASH OPERATING EARNINGS ..........................         $ 120,272          $ 114,659             5
                    Per share
                      Basic ........................................               .88                .84             5
                      Diluted ......................................               .87                .83             5
                    Return on average assets .......................              1.39%              1.39%
                    Return on average common equity ................             16.44              16.29
                    Return on average tangible assets ..............              1.43               1.43
                    Return on average tangible common equity .......             24.38              24.77
                  Dividends per common share .......................         $     .50          $     .50            --
                  Net interest margin (FTE) ........................              4.05%              4.34%
                  Net interest spread (FTE) ........................              3.34               3.70
                  Expense ratio ....................................              1.25               1.56
                  Efficiency ratio .................................             56.31              56.68
                  Book value per common share ......................         $   22.39          $   19.77            13
                  Leverage ratio ...................................              6.61%              6.48%
                  Common share prices
                    High closing price .............................         $   39.12          $   37.25
                    Low closing price ..............................             34.70              25.63
                    Closing price at quarter end ...................             38.49              30.81

---------------

Cash operating earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization and nonoperating items

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonoperating revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amortization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonoperating expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonoperating revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS -- THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         The following table presents a summary of Union Planters' operating results for the three months ended March 31, 2001 and 2000 identifying significant nonoperating items impacting the results for the periods shown.

                           UNION PLANTERS CORPORATION
                         SUMMARY OF CONSOLIDATED RESULTS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                       ----------------------------
                                                                                          2001              2000
                                                                                       ---------          ---------
                                                                                          (DOLLARS IN THOUSANDS)
         Interest income ......................................................         $ 648,417         $ 600,988
         Interest expense .....................................................          (337,391)         (286,238)
                                                                                        ---------         ---------
              NET INTEREST INCOME .............................................           311,026           314,750
         PROVISION FOR LOSSES ON LOANS ........................................           (25,300)          (17,303)
                                                                                        ---------         ---------
              NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS .........           285,726           297,447
                                                                                        ---------         ---------
         NONINTEREST INCOME
           Service charges on deposit accounts ................................            53,416            42,031
           Mortgage banking revenue ...........................................            39,093            22,443
           Bank card income ...................................................             9,660             8,422
           Factoring commissions ..............................................             7,399             7,144
           Trust service income ...............................................             7,084             6,665
           Profits and commissions from trading activities ....................             2,718             1,463
           Other income .......................................................            45,519            39,401
                                                                                        ---------         ---------
              Total noninterest income ........................................           164,889           127,569
                                                                                        ---------         ---------
         NONINTEREST EXPENSE
           Salaries and employee benefits .....................................           132,343           128,731
           Net occupancy expense ..............................................            25,767            23,399
           Equipment expense ..................................................            22,134            21,075
           Goodwill and other intangibles amortization ........................            16,451            15,847
           Other expense ......................................................            92,977            82,653
                                                                                        ---------         ---------
              Total noninterest expense .......................................           289,672           271,705
                                                                                        ---------         ---------

         EARNINGS BEFORE NONOPERATING ITEMS AND INCOME TAXES ..................           160,943           153,311

         NONOPERATING ITEMS
           Investment securities gains ........................................                25                --
                                                                                        ---------         ---------
              EARNINGS BEFORE INCOME TAXES ....................................           160,968           153,311
         Income taxes .........................................................           (54,601)          (51,974)
                                                                                        ---------         ---------
              NET EARNINGS ....................................................         $ 106,367         $ 101,337
                                                                                        =========         =========

         NET EARNINGS .........................................................         $ 106,367         $ 101,337
         Nonoperating items, net of taxes .....................................               (15)               --
                                                                                        ---------         ---------
         NET OPERATING EARNINGS ...............................................           106,352           101,337
         Goodwill and other intangibles amortization, net of taxes ............            13,920            13,322
                                                                                        ---------         ---------
         CASH OPERATING EARNINGS ..............................................         $ 120,272         $ 114,659
                                                                                        =========         =========

         PER COMMON SHARE DATA
           Diluted earnings per share .........................................         $     .77         $     .73
           Diluted operating earnings per share ...............................               .77               .73
           Diluted cash operating earnings per share ..........................               .87               .83

         The table that follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,                   EPS
                                                                                -------------------------        INCREASE
                                                                                  2001             2000         (DECREASE)
                                                                                ---------       ---------       ----------
         Net interest income-FTE .........................................      $    2.31       $    2.35       $    (.04)
         Provision for losses on loans ...................................           (.18)           (.13)           (.05)
                                                                                ---------       ---------       ---------
         Net interest income after provision for losses on loans-FTE .....           2.13            2.22            (.09)
                                                                                ---------       ---------       ---------

         Noninterest income
           Service charges on deposit accounts ...........................            .39             .30             .09
           Mortgage banking revenue ......................................            .28             .17             .11
           Bank card income ..............................................            .07             .06             .01
           Factoring commissions .........................................            .05             .05              --
           Trust service income ..........................................            .05             .05              --
           Profits and commissions from trading activities ...............            .02             .01             .01
           Investment securities gains ...................................             --              --              --
           Other income ..................................................            .33             .28             .05
                                                                                ---------       ---------       ---------
                   TOTAL NONINTEREST INCOME ..............................           1.19             .92             .27
                                                                                ---------       ---------       ---------

         Noninterest expense
           Salaries and employee benefits ................................            .96             .93            (.03)
           Net occupancy expense .........................................            .18             .17            (.01)
           Equipment expense .............................................            .16             .15            (.01)
           Goodwill and other intangibles amortization ...................            .12             .11            (.01)
           Other expense .................................................            .67             .61            (.06)
                                                                                ---------       ---------       ---------
                   TOTAL NONINTEREST EXPENSE .............................           2.09            1.97            (.12)
                                                                                ---------       ---------       ---------

         EARNINGS BEFORE INCOME TAXES-FTE ................................           1.23            1.17             .06
         Income taxes-FTE ................................................            .46             .44            (.02)
                                                                                ---------       ---------       ---------
         NET EARNINGS ....................................................            .77             .73             .04
         Less preferred stock dividends ..................................             --              --              --
                                                                                ---------       ---------       ---------
                   DILUTED EARNINGS PER COMMON SHARE .....................      $     .77       $     .73       $     .04
                                                                                =========       =========       =========

         Change in net earnings applicable to diluted earnings
           per share using previous year average shares outstanding ......                                      $     .04
         Change in average shares outstanding ............................                                             --
                                                                                                                ---------
                   CHANGE IN NET EARNINGS ................................                                      $     .04
                                                                                                                =========

         AVERAGE DILUTED SHARES (IN THOUSANDS) ...........................        138,179         138,073
                                                                                =========       =========

---------------

FTE = Fully taxable-equivalent basis

                         FIRST QUARTER EARNINGS OVERVIEW

         For the first quarter of 2001, Union Planters reported cash operating earnings, which exclude the after tax impact of nonoperating items and goodwill and other intangibles, of $120.3 million, or $.87 per diluted common share. This compared to cash operating earnings for the same period in 2000 of $114.7 million, or $.83 per diluted common share and $116.6 million, or $.86 per diluted common share for the fourth quarter of 2000. Cash operating earnings for the first quarter of 2001 resulted in annualized returns on average assets, average common equity, and average tangible common equity of 1.39%, 16.44%, and 24.38%, respectively, which compares to 1.39%, 16.29%, and 24.77%, respectively, for the same period in 2000.

         Net earnings were $106.4 million, or $.77 per diluted common share, for the first quarter of 2001, an increase from $101.3 million, or $.73 per diluted common share, for the same period in 2000. These earnings represented annualized returns on average assets and average common equity of 1.23% and 14.54%, respectively, compared to 1.23% and 14.39%, respectively, for the same period in 2000.

         Reference is made to the "Summary of Consolidated Results" on page 16 for a comparison of the nonoperating items impacting results for the three months ended March 31, 2001 and 2000.

                                EARNINGS ANALYSIS

NET INTEREST INCOME

         Tax-equivalent net interest income for the first quarter of 2001 was $320.3 million, an increase of $10.5 million from $309.8 million for the fourth quarter of 2000 and down slightly from $323.9 million for the first quarter of 2000. The net interest margin for the first quarter of 2001 was 4.05%, which compares to 3.95% and 4.34%, respectively, for the fourth and first quarters of 2000. The interest-rate spread was 3.34% for the first quarter of 2001, an increase from 3.20% for the fourth quarter of 2000, and down from 3.70% for the first quarter of 2000.

         The increase compared to the fourth quarter of 2000 was attributable to loan growth, improved pricing of loan products, and the overall decline in interest rates. The decline in net interest income in the first quarter of 2001 compared to the same period in 2000 was due primarily to the rising interest-rate environment during the first quarter of 2000 and the fact that the Company was liability sensitive within a one-year time period. Reference is made to Union Planters' average balance sheet and analysis of volume and rate changes, which follow this discussion, for additional information regarding the changes in net interest income.

INTEREST INCOME

      The following table presents a breakdown of average earning assets.

                                                                                                     THREE MONTHS ENDED
                                                                                         ------------------------------------------
                                                                                                MARCH 31,
                                                                                         -----------------------       DECEMBER 31,
                                                                                          2001            2000            2000
                                                                                         -------         -------       ------------
                                                                                                  (DOLLARS IN BILLIONS)
                  Average earning assets ..........................................       $ 32.1          $ 30.0          $ 31.2
                    Comprised of:
                      Loans .......................................................           78%             73%             77%
                      Investment securities .......................................           21              25              22
                      Other earning assets ........................................            1               2               1

                  -------------------------

                  Fully taxable-equivalent yield on average earning assets ........         8.31%           8.17%           8.41%

         Taxable-equivalent interest income increased $47.6 million for the first quarter of 2001 compared to the same period in 2000. The increase was attributable to the 6.8% increase in average earning assets, primarily loans, which accounted for $44.4 million of the increase in interest income. Interest income increased $3.2 million due to the increase in the average yield on earning assets from 8.17% to 8.31%.

         Compared to the fourth quarter of 2000, interest income declined $2.0 million. The decline was attributable to a decrease in the average yield on average earning assets from 8.41% to 8.31%, a $15.2 million decline in interest income. This decrease was partially offset by a 2.9% increase in average earning assets, which increased interest income $13.2 million.

         Average loans, excluding FHA/VA loans, were $24.9 billion for the first quarter of 2001 compared to $21.5 billion for the same quarter in 2000 and compared to $23.7 billion for the fourth quarter of 2000. The securitization and sale of loans and the acquisition of Jefferson Heritage impacted average loans for the first quarter of 2001. Excluding the impact of these two items, average loans increased 12.7% during the first quarter of 2001 compared to the same quarter last year. The increase was driven by 22.3% growth in residential real estate loans and 11.8% growth in commercial, financial and agricultural loans. Consistent with the current economic conditions, loan growth in the first quarter of 2001 slowed when compared with the fourth quarter of 2000. This slowing was seen in all types of loans. Residential real estate loans increased 5.1%, while consumer loans decreased 3.6% during the first quarter.

         The recent decreases in interest rates are expected to increase the level of mortgage loan refinancings, which will increase prepayments related to mortgage-backed loans and investments. At March 31, 2001, approximately 34% of Union Planters' earning assets were mortgage-backed loans and mortgage-backed securities. Reference is made to the Asset/Liability and Market Risk Management section of this discussion for additional information regarding the impact of lower interest rates on interest income. This is a forward-looking statement and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

INTEREST EXPENSE

         The following table presents a breakdown of average interest-bearing liabilities.

                                                                                                     THREE MONTHS ENDED
                                                                                         ------------------------------------------
                                                                                                MARCH 31,
                                                                                         -----------------------       DECEMBER 31,
                                                                                          2001            2000            2000
                                                                                         -------         -------       ------------
                                                                                                  (DOLLARS IN BILLIONS)
                  Average interest-bearing liabilities ............................       $ 27.5          $ 25.8          $ 26.7
                    Comprised of:
                      Deposits ....................................................           70%             75%             71%
                      Short-term borrowings .......................................           22              21              23
                      FHLB advances and long-term debt ............................            8               4               6

                  ------------------------

                  Rate paid on average interest-bearing liabilities ...............         4.97%           4.47%           5.21%

         Interest expense increased $51.2 million in the first quarter of 2001 compared to the same quarter last year. The increase was driven by a 6.8% increase in average interest-bearing liabilities, which accounted for $29.0 million of the increase. Additionally, an increase in the average rate paid for interest-bearing liabilities from 4.47% to 4.97% accounted for $22.2 million of the increase.

         Compared to the fourth quarter of 2000, interest expense decreased $12.5 million. A decrease in interest rates resulted in a $20.1 million decrease in interest expense. This decrease was partially offset by the growth of average interest-bearing liabilities, which increased interest expense $7.6 million.

         The increase in average interest-bearing liabilities for the first quarter of 2001 compared to the same period in 2000 was attributable to increases in both short-term and long-term debt. These funding sources were increased in response to decreases in average deposits. The increase in average interest-bearing liabilities compared to the fourth quarter of 2000 was attributable to an increase in FHLB advances and a $183 million increase in subordinated notes.

         The recent decreases in interest rates by the Federal Reserve are expected to lower Union Planters' borrowing cost since 22% of Union Planters' average interest-bearing liabilities are short-term borrowings. Reference is made to the Asset/Liability and Market Risk section for a discussion of the impact of declining interest rates. This is a forward-looking statement and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans for the first quarter of 2001 was $25.3 million, or .41% of average loans on an annualized basis. This compares to $20.1 million, or .34% of average loans, for the fourth quarter of 2000 and $17.3 million, or .32% of average loans, for the first quarter of 2000. The higher provision for losses on loans in the first quarter of 2001 is attributable to the growth of loans and the downturn in the economy and the resulting increase in nonperforming loans. Reference is made to the "Allowance for Losses on Loans" and "Nonperforming Loans" discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

NONINTEREST INCOME

         Noninterest income for the first quarter of 2001 was $164.9 million, an increase of $18.9 million, or 13.0%, from the fourth quarter of 2000 and an increase of $37.3 million, or 29.3%, from the first quarter of 2000. Growth of noninterest income continues to be one of management's priorities. Noninterest income as a percentage of total revenues increased to 34.7% in the first quarter of 2001, compared to 28.8% for the same quarter last year and 32.5% for the fourth quarter of 2000. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements. The strong growth in noninterest income is attributable to successful efforts in several areas. Additionally, the Jefferson Heritage acquisition in February 2001 added $793,000 and the Strategic Outsourcing, Inc. (SOI) acquisition in April 2000 added $6.0 million to noninterest income.

         MORTGAGE BANKING REVENUES. These revenues increased $16.7 million in the first quarter of 2001 compared to the same period in 2000 and increased $9.6 million compared to the fourth quarter of 2000. The lower interest-rate environment and the securitization and sale of home mortgage loans were the primary drivers of the growth. In the first quarter of 2001, Union Planters securitized and sold $417 million of loans, which resulted in a gain of $8.2 million.

         SERVICE CHARGES ON DEPOSIT ACCOUNTS. These fees increased 27.1% to $53.4 million for the first quarter of 2001 compared to the same period in 2000. Service charges on deposit accounts were $47.9 million for the fourth quarter of 2000. The increase is attributable to a more consistent administration of competitive pricing and collections on all account relationships across the entire franchise.

         SOI REVENUES. SOI is one of the largest providers of professional employment services in the United States, which include workers' compensation, employee benefits management, payroll administration, safety and risk management services, human resource administration, and compliance administration. Clients, who are typically small- and medium-sized businesses, are provided cost-effective approaches to the management of critical human resource responsibilities and employer risks. Net SOI revenues were $6.0 million for the first quarter of 2001 compared to $6.3 million for the fourth quarter of 2000.

         BANK CARD INCOME. These revenues are primarily from Union Planters' merchant processing, which are earned by the conversion to cash of payments received by merchants from customers using credit cards, debit cards, purchase cards, and private label cards. Bank card income increased $1.2 million to $9.7 million for the first quarter of 2001 as compared to the first quarter last year. These revenues were essentially flat as compared with the fourth quarter of 2000.

         OTHER NONINTEREST INCOME. Revenues from Union Planters' Small Business Administration (SBA) trading operations are generated from buying, selling, and securitizing government-guaranteed SBA pools and government-guaranteed portions of SBA loans. These revenues increased $1.3 million to $2.7 million for the first quarter of 2001 compared to the same first quarter of 2000. Compared to the fourth quarter of 2000, these revenues increased $1.1 million.

         Union Planters has a limited partnership investment of $9.8 million in VSIBG, a registered broker-dealer whose principal business is the purchase and sale of fixed income securities for institutional clients. Union Planters' share of earnings from this investment increased $1.2 million and $1.1 million, respectively, for the first quarter of 2001 compared to the same period last year and compared to the fourth quarter of 2000.

NONINTEREST EXPENSE

         Noninterest expense for the first quarter of 2001 increased $18.0 million to $289.7 million, which compares to $271.7 million for the first quarter of 2000 and $276.2 million for the fourth quarter of 2000. The Jefferson Heritage acquisition and SOI acquisition increased noninterest expense $7.8 million for the first quarter of 2001 compared to the same period in 2000. Compared to the fourth quarter of 2000, the Jefferson Heritage acquisition increased noninterest expense $3.3 million. The major components of noninterest expense are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements.

         SALARIES AND EMPLOYEE BENEFITS. These expenses represent the largest category of noninterest expenses and increased $3.6 million for the first quarter of 2001 to $132.3 million when compared to the first quarter of 2000. Compared to the fourth quarter of 2000, these expenses increased $14.0 million. At March 31, 2001, Union Planters had 12,608 full-time equivalent employees, compared to 12,711 and 12,444, respectively, at March 31, 2000 and December 31, 2000.

         OCCUPANCY AND EQUIPMENT EXPENSE. Net occupancy and equipment expense was $47.9 million for the first quarter of 2001, an increase of $3.4 million and $4.0 million, respectively, from the first quarter of 2000 and fourth quarter of 2000. These expenses increased due to the Jefferson Heritage and SOI acquisitions.

         GOODWILL AND OTHER INTANGIBLES AMORTIZATION. The increase in the amortization of goodwill and other intangibles is attributable to the Jefferson Heritage and SOI acquisitions.

         MORTGAGE SERVICING RIGHTS AMORTIZATION. The lower interest-rate environment during the first quarter of 2001 resulted in increased amortization of mortgage servicing rights as well as a valuation allowance. The increase in this expense item for the first quarter of 2001 was $5.7 million compared to the same period in 2000, and the increase was $5.0 million compared to the fourth quarter of 2000.

         OTHER MISCELLANEOUS EXPENSES. For the first quarter of 2001, miscellaneous charge-offs increased $2.6 million to $2.7 million. The increase over the same period last year was due to a recovery of previously charged-off items in the first quarter of 2000. Compared to the fourth quarter of 2000, miscellaneous charge-offs decreased $7.1 million. Advertising and promotion expense for the first quarter of 2001 decreased $2.7 million compared to the fourth quarter of 2000.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                              THREE MONTHS ENDED MARCH 31,
                                                      ---------------------------------------------------------------------------
                                                                     2001                                        2000
                                                      ---------------------------------------    --------------------------------
                                                                         INTEREST       FTE                    INTEREST     FTE
                                                        AVERAGE          INCOME/       YIELD/      AVERAGE      INCOME/    YIELD/
                                                        BALANCE          EXPENSE        RATE       BALANCE      EXPENSE     RATE
                                                      ------------     ------------    ------    -----------   ---------   ------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial
    institutions ...................................  $     33,320     $        487     5.93%    $    35,491    $    320    3.63%
  Federal funds sold and securities purchased
    under agreements to resell .....................        34,799              519     6.05          71,232       1,029    5.81
  Trading account assets ...........................       206,574            4,237     8.32         265,569       5,054    7.65
  Investment securities(1)(2)
    Taxable ........................................     5,450,605           88,685     6.60       6,369,279     101,691    6.42
    Tax-exempt .....................................     1,183,380           22,958     7.87       1,275,936      24,692    7.78
                                                      ------------     ------------              -----------    --------
          Total investment securities ..............     6,633,985          111,643     6.83       7,645,215     126,383    6.65
  Loans, net of unearned income(1)(3)(4) ...........    25,195,199          540,797     8.70      22,030,701     477,323    8.71
                                                      ------------     ------------              -----------    --------
          TOTAL EARNING ASSETS(1)(2)(3)(4) .........    32,103,877          657,683     8.31      30,048,208     610,109    8.17
                                                      ------------     ------------              -----------    --------
Cash and due from banks ............................       793,520                                   976,291
Premises and equipment .............................       602,916                                   632,962
Allowance for losses on loans ......................      (338,675)                                 (346,177)
Goodwill and other intangibles .....................       962,693                                   966,281
Other assets .......................................       979,492                                   975,249
                                                      ------------                               -----------
        TOTAL ASSETS ...............................  $ 35,103,823                               $33,252,814
                                                      ============                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts ............................  $  3,945,402     $     42,477     4.37%    $ 3,915,206    $ 39,027    4.01%
  Interest-bearing checking ........................     3,149,582           11,433     1.47       3,403,196      12,694    1.50
  Savings deposits .................................     1,350,986            4,877     1.46       1,558,341       5,629    1.45
  Certificates of deposit of $100,000 and over .....     2,263,341           34,783     6.23       1,978,169      26,088    5.30
  Other time deposits ..............................     8,514,807          123,531     5.88       8,403,967     106,530    5.10
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase ...............     3,843,865           50,730     5.35       2,343,982      30,752    5.28
    Short-term senior notes ........................            --               --       --          72,527       1,112    6.17
    Other ..........................................     2,121,701           31,134     5.95       3,005,971      44,832    6.00
  Long-term debt
    Federal Home Loan Bank advances ................     1,336,153           19,595     5.95         202,083       3,012    5.99
    Subordinated capital notes .....................       657,925           11,234     6.92         475,499       7,759    6.56
    Medium-term senior notes .......................        60,000            1,025     6.93          60,000       1,025    6.87
    Trust Preferred Securities .....................       199,084            4,128     8.41         199,049       4,128    8.34
    Other ..........................................       103,212            2,444     9.60         163,255       3,650    8.99
                                                      ------------     ------------              -----------    --------
   TOTAL INTEREST-BEARING LIABILITIES ..............    27,546,058          337,391     4.97      25,781,245     286,238    4.47
Noninterest-bearing demand deposits ................     3,890,023               --                4,027,414          --
                                                      ------------     ------------              -----------    --------
     TOTAL SOURCES OF FUNDS.........................    31,436,081          337,391               29,808,659     286,238
                                                      ------------     ------------              -----------    --------
Other liabilities ..................................       691,137                                   602,280
Shareholders' equity
  Preferred stock ..................................        19,532                                    20,766
  Common equity ....................................     2,957,073                                 2,821,109
                                                      ------------                               -----------
   Total shareholders' equity ......................     2,976,605                                 2,841,875
                                                      ------------                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........  $ 35,103,823                               $33,252,814
                                                      ============                               ===========
NET INTEREST INCOME(1) .............................                   $    320,292                             $323,871
                                                                       ============                             ========

INTEREST-RATE SPREAD(1) ............................                                    3.34%                               3.70%
                                                                                        ====                                ====

NET INTEREST MARGIN(1) .............................                                    4.05%                               4.34%
                                                                                        ====                                ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans ..........................................                   $      1,670                             $  1,242
    Investment securities ..........................                          7,596                                7,879
                                                                       ------------                             --------
          TOTAL ....................................                   $      9,266                             $  9,121
                                                                       ============                             ========

----------------

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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                                   2001 VERSUS 2000
                                                                                      -------------------------------------------
                                                                                         INCREASE (DECREASE)
                                                                                         DUE TO CHANGE IN:(1)
                                                                                      --------------------------          TOTAL
                                                                                      AVERAGE           AVERAGE         INCREASE
                                                                                       VOLUME             RATE          (DECREASE)
                                                                                      --------          --------        ----------
                                                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ..........................      $    (20)         $    187         $    167
  Federal funds sold and securities purchased under agreements to
    resell .....................................................................          (549)               39             (510)
  Trading account assets .......................................................        (1,213)              396             (817)
  Investment securities (FTE) ..................................................       (17,816)            3,076          (14,740)
  Loans, net of unearned income (FTE) ..........................................        64,001              (527)          63,474
                                                                                      --------          --------         --------
          TOTAL INTEREST INCOME (FTE) ..........................................        44,403             3,171           47,574
                                                                                      --------          --------         --------

INTEREST EXPENSE
  Money market accounts ........................................................           275             3,175            3,450
  Interest-bearing checking ....................................................        (1,008)             (253)          (1,261)
  Savings deposits .............................................................          (792)               40             (752)
  Certificates of deposit of $100,000 and over .................................         3,927             4,768            8,695
  Other time deposits ..........................................................         1,341            15,660           17,001
  Short-term borrowings ........................................................         6,960            (1,792)           5,168
  Long-term debt ...............................................................        18,307               545           18,852
                                                                                      --------          --------         --------
          TOTAL INTEREST EXPENSE ...............................................        29,010            22,143           51,153
                                                                                      --------          --------         --------
CHANGE IN NET INTEREST INCOME (FTE) ............................................      $ 15,393          $(18,972)        $ (3,579)
                                                                                      ========          ========         ========
PERCENTAGE DECREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD .............                                            (1.11)%
                                                                                                                         ========

----------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                               FINANCIAL CONDITION

         Union Planters' total assets were $35.4 billion at March 31, 2001, compared to $33.4 billion at March 31, 2000 and $34.7 billion at December 31, 2000. Average assets were $35.1 billion for the first quarter of 2001 compared to $33.3 billion for the first quarter of 2000. The increase in the first quarter of 2001 relates primarily to the Jefferson Heritage acquisition (see
Note 2 to the unaudited interim consolidated financial statements).

         Earning assets at March 31, 2001 were $32.5 billion, an increase of $.9 billion from December 31, 2000. Average earning assets were $32.1 billion for the first quarter of 2001 which compares to $30.0 billion for the same period last year and compared to $31.2 billion for the fourth quarter of 2000.

INVESTMENT SECURITIES

         Union Planters' investment securities portfolio of $6.5 billion at March 31, 2001 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $7.3 billion and $6.8 billion at March 31, 2000 and December 31, 2000, respectively. The decrease in investment securities is consistent with management's strategy of reducing the proportion of investment securities to total earning assets as loan growth occurs.

         At March 31, 2001, these securities had net unrealized gains of $90.2 million (before income taxes). This compares to net unrealized losses of $230.7 million and $5.8 million, respectively, at March 31, 2000 and December 31, 2000. The change from an unrealized loss in the portfolio to an unrealized gain resulted from the decreasing interest-rate environment. Reference is made to
Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at March 31, 2001 and December 31, 2000.

         U.S. Treasury and U.S. Government agency obligations represented approximately 50.6% of the investment securities portfolio at March 31, 2001, (82.0% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues). Union Planters has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and "Asset/Liability and Market Risk Management" discussions for information regarding the market-risk in the investment securities portfolio.

         The limited credit risk in the investment securities portfolio at March 31, 2001 consisted of 26.2% investment grade CMOs, 18.7% municipal obligations, and 4.5% other stocks and securities (primarily Federal Reserve Bank and FHLB stock).

LOANS

         Loans, net of unearned income, at March 31, 2001 were $24.6 billion compared to $22.2 billion and $24.0 billion at March 31, 2000 and December 31, 2000, respectively. Average loans for the first quarter of 2001 were $25.2 billion compared to $22.0 billion for the first quarter of 2000 and $24.0 billion for the fourth quarter of 2000. Note 3 to the unaudited interim consolidated financial statements included in Part I. Item 1 of this report presents the composition of the loan portfolio.

         Excluding FHA/VA loans, average loans increased 15.7% in the first quarter of 2001 compared to the same period in 2000. The acquisition of Jefferson Heritage increased average loans $674 million. At the end of the first quarter of 2001, the Company securitized and sold $417 million of residential loans (which had a $42 million average impact on loans for the quarter). Excluding the impact of the acquisition and the loan securitization and sale, average loans increased 12.7%.

         The loan growth in the first quarter compared to the first quarter last year was driven by a 22.3% increase in residential real estate loans, an 11.8% increase in commercial, financial, and agricultural loans, and an 11.8% increase in other real estate loans. Consumer loans decreased 4.5% over this same time period. Compared to the fourth quarter of 2000, average loans increased 2.6%. The slower rate of growth was consistent with the slowing of overall economic growth. During this period, residential real estate loans grew 5.1%, commercial, financial, and agricultural loans grew 3.1% and other real estate loans grew 1.9%. Consumer loans decreased 3.6% compared to the fourth quarter of 2000.

ALLOWANCE FOR LOSSES ON LOANS

         Union Planters maintains the allowance for losses on loans (the allowance) at a level deemed sufficient to absorb estimated losses in the loan portfolio at the balance sheet date. The allowance is reviewed quarterly to assess the risk in the portfolio. This methodology includes assigning loss factors to loans with similar characteristics for which estimates of inherent probable loss can be assessed. The loss factors are based on historical experience as adjusted for current business and economic conditions, and are applied to the respective portfolios to assist in determination of the overall adequacy of the allowance.

         A periodic review of selected loans (based on loan size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with management who has been assigned accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters' credit review function and regulatory agencies. These reviews provide information which assists in the timely identification of problems or potential problems and provides a basis for deciding whether the credit represents a probable loss or risk which should be recognized.

         The following table provides a reconciliation of the allowance at the dates indicated and certain key ratios for the three-month periods ended March 31, 2001 and 2000 and for the year ended December 31, 2000.

                                                                                       THREE MONTHS ENDED               YEAR ENDED
                                                                                            MARCH 31,                  DECEMBER 31,
                                                                                 -------------------------------       ------------
                                                                                     2001               2000               2000
                                                                                 ------------       ------------       ------------
                                                                                               (DOLLARS IN THOUSANDS)
BALANCE AT THE BEGINNING OF PERIOD ........................................      $    335,452       $    342,300       $    342,300
LOANS CHARGED OFF
  Commercial, financial, and agricultural .................................            10,746              7,704             42,947
  Foreign .................................................................                22                 79                120
  Accounts receivable - factoring .........................................             3,704              3,627             14,644
  Real estate - construction ..............................................               879                442              3,292
  Real estate - mortgage
     Secured by 1-4 family residential ....................................             4,255              2,427             12,810
     Other mortgage .......................................................             2,646                968              3,247
  Home equity .............................................................               347                516              1,334
  Consumer ................................................................            13,451             13,194             52,959
  Direct lease financing ..................................................                64                 --                 28
                                                                                 ------------       ------------       ------------
          Total charge-offs ...............................................            36,114             28,957            131,381
                                                                                 ------------       ------------       ------------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural .................................             3,105              5,006             13,333
  Foreign .................................................................               430                 79                214
  Accounts receivable - factoring .........................................               892                389              2,724
  Real estate - construction ..............................................               317                378              2,173
  Real estate - mortgage
    Secured by 1-4 family residential .....................................               680                415              1,943
    Other mortgage ........................................................             1,655              1,889              5,834
  Home equity .............................................................                50                140                561
  Consumer ................................................................             6,385              6,879             22,681
  Direct lease financing ..................................................                --                 --                 --
                                                                                 ------------       ------------       ------------
          Total recoveries ................................................            13,514             15,175             49,463
                                                                                 ------------       ------------       ------------

Net charge-offs ...........................................................           (22,600)           (13,782)           (81,918)
Provision charged to expense ..............................................            25,300             17,303             77,062
Decrease due to loan sales ................................................            (1,767)                --             (1,992)
Increase due to acquisitions ..............................................             5,753                 --                 --
                                                                                 ------------       ------------       ------------
          BALANCE AT END OF PERIOD ........................................      $    342,138       $    345,821       $    335,452
                                                                                 ============       ============       ============

Total loans, net of unearned income, at end of period .....................      $ 24,597,971       $ 22,209,734       $ 23,957,494
Less: FHA/VA government insured/guaranteed loans ..........................           303,177            479,255            283,543
                                                                                 ------------       ------------       ------------

          LOANS USED TO CALCULATE RATIOS ..................................      $ 24,294,794       $ 21,730,479       $ 23,673,951
                                                                                 ============       ============       ============

Average total loans, net of unearned income, during period ................      $ 25,195,199       $ 22,030,701       $ 23,216,203
Less: Average FHA/VA government-insured/guaranteed loans ..................           290,423            499,234            334,172
                                                                                 ------------       ------------       ------------

          AVERAGE LOANS USED TO CALCULATE RATIOS ..........................      $ 24,904,776       $ 21,531,467       $ 22,882,031
                                                                                 ============       ============       ============

RATIOS(1):
  Allowance at end of period/loans, net of unearned income ................              1.41%              1.59%              1.42%
  Charge-offs/average loans, net of unearned income(2) ....................               .59                .54                .57
  Recoveries/average loans, net of unearned income(2) .....................               .22                .28                .21
  Net charge-offs/average loans, net of unearned income(2)  ...............               .37                .26                .36
  Provision/average loans, net of unearned income(2) ......................               .41                .32                .34

----------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans (FHA/VA loans), since they represent minimal credit risk.
(2)      Amounts annualized for March 31, 2001 and 2000.

         The allowance at March 31, 2001 was $342.1 million, an increase of $6.7 million from December 31, 2000. The allowance at March 31, 2000 was $345.8 million. The increase in the allowance from December 31, 2000 related to an increase from the acquisition of Jefferson Heritage and the provision for losses on loans exceeding net charge-offs by $2.7 million in the first quarter. Annualized net charge-offs as a percentage of average loans were .37% for the first quarter of 2001, an increase over the first quarter of 2000 and up slightly from the level for all of 2000. The higher levels of charge-offs were primarily related to real estate loans. With a slowing economy, the level of charge-offs is likely to trend upward over the next few quarters. This is a forward-looking statement and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                                             MARCH 31,
                                                                                      -----------------------     DECEMBER 31,
                                                                                        2001           2000           2000
                                                                                      --------       --------     ------------
                                                                                              (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS ...............................................................      $174,027       $130,483       $133,269
RESTRUCTURED LOANS .............................................................         1,401          1,811          1,512
                                                                                      --------       --------       --------
          TOTAL NONPERFORMING LOANS ............................................       175,428        132,294        134,781
                                                                                      --------       --------       --------

FORECLOSED PROPERTIES
  Other real estate owned, net .................................................        54,819         38,798         40,366
  Other foreclosed property ....................................................         2,016          1,300          2,770
                                                                                      --------       --------       --------
          TOTAL FORECLOSED PROPERTIES ..........................................        56,835         40,098         43,136
                                                                                      --------       --------       --------

          TOTAL NONPERFORMING ASSETS ...........................................      $232,263       $172,392       $177,917
                                                                                      ========       ========       ========

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST .....................      $109,705       $ 81,738       $ 96,662
                                                                                      ========       ========       ========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans past due 90 days or more and still accruing interest ...................      $129,776       $216,185       $121,303
  Nonaccrual loans .............................................................         3,216          5,767          3,615

RATIOS(1):
  Nonperforming loans/loans, net of unearned income ............................           .72%           .61%           .57%
  Nonperforming assets/loans, net of unearned income plus foreclosed
    properties..................................................................           .95            .79            .75
  Allowance for losses on loans/nonperforming loans ............................           195            261            249
  Loans past due 90 days or more and still accruing interest/loans, net ........           .45            .38            .41
of unearned income

----------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

         The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

                                                           NONACCRUAL LOANS(1)               LOANS PAST DUE 90 DAYS OR MORE(1)
                                                   ------------------------------------      ----------------------------------
                                                          MARCH 31,                                MARCH 31,
                                                   ----------------------    DECEMBER 31,    ---------------------   DECEMBER 31,
                                                     2001          2000          2000          2001          2000        2000
                                                   --------      --------      --------      --------      -------   ------------
                                                                             (DOLLARS IN THOUSANDS)
LOAN TYPE
Commercial, financial, and agricultural .....      $ 66,031      $ 45,455      $ 50,319      $ 13,296      $ 8,931      $12,276
Foreign .....................................           960           686            --            30           42           30
Real estate - construction ..................        10,891        19,158        12,597         3,407        2,556        3,109
Real estate - mortgage
   Secured by 1-4 family residential ........        49,747        19,550        32,086        73,411       59,959       68,404
   Other mortgage ...........................        41,312        41,376        34,692        12,490        5,288        6,126
Home equity .................................         3,265         1,422         1,456           867          564          997
Consumer ....................................         1,806         2,821         1,711         4,898        4,330        5,360
Direct lease financing ......................            15            15           408         1,306           68          360
                                                   --------      --------      --------      --------      -------      -------
        TOTAL ...............................      $174,027      $130,483      $133,269      $109,705      $81,738      $96,662
                                                   ========      ========      ========      ========      =======      =======

--------------------

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

         LOANS OTHER THAN FHA/VA LOANS. As shown in the table above, nonperforming assets increased $54.3 million over year-end and $59.9 million over March 31, 2000. With a slowing of the economy, a general increase in all categories of nonperforming assets was experienced during the first quarter. The largest increase related to residential real estate loans. The increase was also partially attributable to the Jefferson Heritage acquisition, which increased nonperforming assets $13 million. This trend is expected to continue in the second quarter unless economic conditions improve. Management believes the risk of losses in nonperforming assets will be mitigated by the diversity of the loan portfolio and the conservative underwriting practices across the banking franchise. These are forward-looking statements and actual results could differ because of several factors, including those mentioned in the Cautionary Statements Regarding Forward-Looking Information at the beginning of this discussion.

         Loans past due 90 days or more and still accruing interest totaled $109.7 million, or .45% of loans, at March 31, 2001 compared to $96.7 million, or .41%, and $81.7 million, or .38% of loans, at December 31, 2000 and March 31, 2000, respectively. The preceding table details the composition of these loans. As discussed above the increase in these loans related primarily to the slowing of the economy.

         FHA/VA LOANS. FHA/VA government-insured/guaranteed loans do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $129.8 million at March 31, 2001 which compares to $216.2 million and $121.3 million at March 31, 2000 and December 31, 2000, respectively. The decrease in past due loans relates to a decline in the overall volume of these loans. At March 31, 2001, March 31, 2000, and December 31, 2000, $3.2 million, $5.8 million and $3.6 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

FHA/VA FORECLOSURE CLAIMS

         Provisions for losses related to FHA/VA claims are provided through noninterest expense as provisions for losses on FHA/VA foreclosure claims and the corresponding liability is carried in other liabilities. At March 31, 2001, the Company had a reserve for FHA/VA claims losses of $8.1 million compared to $11.2 million and $18.4 million at December 31, 2000 and March 31, 2000, respectively.

POTENTIAL PROBLEM ASSETS

         Potential problem assets are assets which are generally collateralized and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets were loans, which became nonperforming. At March 31, 2001, Union Planters had potential problem assets of $66.7 million, composed of 15 loans, the largest being $13.5 million. This compares to $44.1 million, or 11 loans, at December 31, 2000 and $52.2 million, or 14 loans, at March 31, 2000.

DEPOSITS

         Union Planters' core deposit base is its most important and stable funding source and consists of deposits from the communities served by Union Planters.

                                                                                                AVERAGE DEPOSITS
                                                                                 ----------------------------------------------
                                                                                               THREE MONTHS ENDED
                                                                                 ----------------------------------------------
                                                                                           MARCH 31,               DECEMBER 31,
                                                                                 ----------------------------      ------------
                                                                                     2001             2000             2000
                                                                                 -----------      -----------      ------------
                                                                                             (DOLLARS IN THOUSANDS)
Noninterest-bearing demand ................................................      $ 3,890,023      $ 4,027,414      $ 3,957,042
Money market ..............................................................        3,945,402        3,915,206        3,810,655
Interest-bearing checking .................................................        3,149,582        3,403,196        3,100,911
Savings ...................................................................        1,350,986        1,558,341        1,360,197
Other time ................................................................        8,514,807        8,403,967        8,290,265
                                                                                 -----------      -----------      -----------
          Total average core deposits .....................................       20,850,800       21,308,124       20,519,070
Certificates of deposit of $100,000 and over...............................        2,263,341        1,978,169        2,469,329
                                                                                 -----------      -----------      -----------
          Total average deposits ..........................................      $23,114,141      $23,286,293      $22,988,399
                                                                                 ===========      ===========      ===========

         Average deposits were $23.1 million for the first quarter of 2001 compared to $23.0 billion for the fourth quarter of 2000 and $23.3 billion for the first quarter of 2000. Average first quarter of 2001 deposits were increased $456 million ($858 million as of March 31, 2001) by the Jefferson Heritage acquisition. The downward trend in deposit levels is due primarily to the competitive environment in the markets Union Planters serves. Management is continuing to monitor deposit pricing in all the markets it serves to ensure competitive levels.

SHAREHOLDERS' EQUITY

         Union Planters' total shareholders' equity increased by $168 million from December 31, 2000 to $3.1 billion at March 31, 2001. The major items affecting shareholders' equity are as follows:

         - $148.8 million increase due to the Jefferson Heritage acquisition.

         - $60.7 million increase due to the net change in the unrealized gain or loss on available for sale investment securities.

         - $38.5 million increase due to retained net earnings (net earnings less dividends paid).

         - $3.0 million increase due to common stock issued for employee benefit plans.

         - $83.0 million decrease due to shares purchased (2.2 million shares purchased).

         On February 17, 2000, the Board of Directors authorized the purchase from time to time of up to an additional 7.1 million shares. The purchases were expected to take place over a period of 18 to 24 months (beginning February
2000) either in the open market or privately negotiated transactions. As of March 31, 2001, 1.6 million shares had been purchased under this plan. Management has also announced the intent to purchase shares up to the number of shares issued in the Jefferson Heritage acquisition. As of March 31, 2001, 2.2 million of the 4.4 million shares issued in the acquisition have been purchased.

CAPITAL ADEQUACY

The following table presents capital adequacy information for Union Planters:

                                                                                    MARCH 31,
                                                                                -----------------     DECEMBER 31,
                                                                                2001         2000         2000
                                                                                ----         ----     ------------
CAPITAL ADEQUACY DATA
  Total shareholders' equity/total assets (at period end) ..............        8.72%        8.09%        8.41%
  Average shareholders' equity/average total assets ....................        8.48         8.55         8.29
  Tier 1 capital/unweighted average assets (leverage ratio)(1) .........        6.61         6.48         6.53

---------------

(1)      Based on period-end capital and quarterly adjusted average assets.

         The following table presents Union Planters' risk-based capital and capital adequacy ratios. Union Planters' regulatory capital ratios qualify Union Planters for the "well-capitalized" regulatory classification.

                           UNION PLANTERS CORPORATION
                               RISK-BASED CAPITAL

                                                                                           MARCH 31,
                                                                                 ------------------------------        DECEMBER 31,
                                                                                     2001               200                2000
                                                                                 -----------        -----------        ------------
                                                                                              (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
  Shareholders' equity ....................................................      $ 3,088,107        $ 2,698,580        $ 2,920,054
  Trust Preferred Securities and minority interest in consolidated
    subsidiaries...........................................................          203,777            202,241            202,268
  Less:  Goodwill and other intangibles ...................................         (978,636)          (951,863)          (949,842)
            Disallowed deferred tax asset .................................             (476)            (1,661)              (557)
             Unrealized (gain) loss on available for sale securities ......          (56,881)           145,837              3,841
             Other ........................................................             (278)                --               (191)
                                                                                 -----------        -----------        -----------
          TOTAL TIER 1 CAPITAL ............................................        2,255,613          2,093,134          2,175,573
TIER 2 CAPITAL
  Allowance for losses on loans ...........................................          329,851            292,860            315,385
  Qualifying long-term debt ...............................................          909,459            445,566            410,381
  Other adjustments .......................................................               --                 --                 --
                                                                                 -----------        -----------        -----------
          TOTAL CAPITAL BEFORE DEDUCTIONS .................................        3,494,923          2,831,560          2,901,339
  Less investment in unconsolidated subsidiaries ..........................           (9,786)           (10,253)            (9,617)
                                                                                 -----------        -----------        -----------
          TOTAL CAPITAL ...................................................      $ 3,485,137        $ 2,821,307        $ 2,891,722
                                                                                 ===========        ===========        ===========

RISK-WEIGHTED ASSETS ......................................................      $26,375,798        $23,375,855        $25,210,701
                                                                                 ===========        ===========        ===========

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital ..........................................................             8.55%              8.95%              8.63%
  Total capital ...........................................................            13.21              12.07              11.47

                    UNION PLANTERS BANK, NATIONAL ASSOCIATION
                               RISK-BASED CAPITAL

                                                                                       MARCH 31,
                                                                                -----------------------      DECEMBER 31,
                                                                                  2001            2000           2000
                                                                                -------         -------      ------------
                                                                                          (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL .........................................................        $ 2,057         $ 1,937         $2,036
  Total capital ........................................................          2,664           2,527          2,639
  Risk-weighted assets .................................................         25,241          23,113
RATIOS
  Leverage .............................................................           6.25%           6.08%          6.19%
  Tier 1 risk-based capital ............................................           8.15            8.38           8.16
  Total risk-based capital .............................................          10.55           10.93          10.58

LIQUIDITY

         Union Planters requires liquidity sufficient to meet cash requirements for deposit withdrawals, to make new loans and satisfy loan commitments, to take advantage of attractive investment opportunities, and to repay borrowings at maturity. Deposits, available for sale securities and money market investments are Union Planters' primary sources of liquidity. Liquidity is also achieved through short-term borrowings, borrowings under available lines of credit, and issuance of securities and debt instruments in the financial markets. Union Planters believes it has adequate liquidity to meet its operating requirements.

         Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At March 31, 2001, the parent company had cash and cash equivalents totaling $585.0 million, which compares to $170.2 million and $154.6 million, respectively, at March 31, 2000 and December 31, 2000. Net working capital (total assets maturing within one year less similar liabilities) was $579.3 million, which compares to $195.1 million and $162.8 million, respectively, at March 31, 2000 and December 31, 2000. The increase in parent company liquidity relates to the issuance of $500 million of subordinated notes in February 2001.

         At April 1, 2001, the parent company could have received dividends from subsidiaries of $108 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

         Union Planters' assets and liabilities are principally financial in nature and the resulting earnings, primarily net interest income, are subject to changes as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect decisions on pricing its assets and liabilities, which impacts net interest income, which is approximately 65% of Union Planters' operating revenues. As a result, a substantial part of Union Planters' risk management activities are devoted to managing interest-rate risk. Currently, Union Planters does not have any significant risks related to foreign exchange, commodities or equity risk exposure.

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

         Interest-rate sensitivity analysis (GAP analysis) is used to monitor the amounts and timing of balances exposed to changes in interest rates, as shown in the following table. The analysis has been made at a point in time and could change significantly on a daily basis. At March 31, 2001, the interest-rate sensitivity gap within the one-year period was 6% of Union Planters' total assets with $2.0 billion more liabilities repricing than assets. This compares to 13% of Union Planters' total assets at December 31, 2000 with $4.6 billion more liabilities repricing than assets at December 31, 2000. The shift in sensitivity from December 31, 2000 occurred primarily as a result of management initiatives and strategies, which included asset sales, long-term debt issuance, and retirement of short-term borrowings.

         At the one-year GAP, $4.3 billion of the liabilities are scheduled money market, savings, and interest-bearing checking deposits whose rates are administered by management. For purposes of the GAP analysis, total money market, savings, and interest-bearing checking deposits of $8.7 billion that have no contractual maturity are scheduled according to management's best estimate of their repricing in response to changes in interest rates. Even with conservative estimates of their rate sensitivity, the resulting impact on earnings at risk in simulation analysis produces results, which bring interest-rate risk into an acceptable range and one not implied by GAP analysis alone.

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

         At March 31, 2001, the 200 basis point immediate rise in interest rates produced a projected 7.6% ($33 million after-tax) decrease in net operating earnings, which compares to a projected 15.4% ($63 million after-tax) decrease at December 31, 2000. The 200 basis point immediate fall in interest rates produced a projected 1.5% ($6 million after-tax) increase in net operating earnings versus a projected 7.6% ($31 million after-tax) increase at December 30, 2000. The "most likely" calculated scenario at March 31, 2001 produced a projected .4% ($2 million after-tax) decrease in net operating earnings compared to a projected 2.6% ($11 million after-tax) increase in net operating earnings at December 31, 2000. The "most likely" scenario at March 31, 2001 assumed the Federal Funds rate decreases 75 basis points to 4.25% over the next three months and then remains flat over the remaining nine months of the twelve-month period. The "most likely" scenario at December 31, 2000 assumed the Federal Funds rate decreasing 100 basis points over the first six months of 2001 and then remaining flat over the remainder of 2001. These are forward-looking statements and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                   RATE SENSITIVITY ANALYSIS AT MARCH 31, 2001

                                                                     INTEREST-SENSITIVE WITHIN(1)(7)
                                      ----------------------------------------------------------------------------------------------
                                                                                                                   NON-
                                        0-90       91-180    181-365      1-3       3-5       5-15     OVER 15   INTEREST-
                                        DAYS        DAYS       DAYS      YEARS     YEARS     YEARS      YEARS     BEARING     TOTAL
                                      -------     -------    -------     ------    ------    ------    -------   ---------   -------
                                                                         (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases(2)(3)(4) .......   $ 9,431     $ 2,198     $3,435     $6,587    $2,203    $  235     $   28    $   503    $24,620
  Investment securities(5)(6) .....       548         194        404      1,777     1,821     1,479        210         90      6,523
  Other earning assets ............     1,347          --         --         --        --        --         --         --      1,347
  Other assets ....................        --          --         --         --        --        --         --      2,933      2,933
                                      -------     -------     ------     ------    ------    ------     ------    -------    -------
      TOTAL ASSETS ................   $11,326     $ 2,392     $3,839     $8,364    $4,024    $1,714     $  238    $ 3,526    $35,423
                                      =======     =======     ======     ======    ======    ======     ======    =======    =======

SOURCES OF FUNDS
  Money market deposits(7)(8) .....   $ 1,451     $    --     $1,332     $1,372    $   --    $          $   --    $    --    $ 4,155
  Savings and interest-bearing
    checking deposits(7)(8) .......     1,504          --         --      1,504        --     1,550         --         --      4,558
  Other time deposits .............     2,268       2,519      2,380      1,256       205        32          2         --      8,662
  Certificates of deposit of
    $100,000 and over .............       797         674        529        159        22         1         --         --      2,182
  Short-term borrowings ...........     5,301          --         --         --        --        --         --         --      5,301
  Short- and medium-term
     senior notes .................        --          40         20         --        --        --         --         --         60
  Federal Home Loan Bank
     Advances .....................       600          --         --        531        11       220         --         --      1,362
  Other long-term debt ............       102          --         --         75       100       800        199         --      1,276
  Noninterest-bearing deposits ....        --          --         --         --        --        --         --      4,048      4,048
  Other liabilities ...............        --          --         --         --        --        --         --        731        731
  Shareholders' equity ............        --          --         --         --        --        --         --      3,088      3,088
                                      -------     -------     ------     ------    ------    ------     ------    -------    -------
      TOTAL SOURCES OF FUNDS ......   $12,023     $ 3,233     $4,261     $4,897    $  338    $2,603     $  201    $ 7,867    $35,423
                                      =======     =======     ======     ======    ======    ======     ======    =======    =======

INTEREST-RATE SENSITIVITY GAP .....   $  (697)    $  (841)    $ (422)    $3,467    $3,686    $ (889)    $   37    $(4,341)

CUMULATIVE INTEREST-RATE
  SENSITIVITY GAP(8) ..............      (697)     (1,538)    (1,960)     1,507     5,193     4,304      4,341         --

CUMULATIVE GAP AS A
  PERCENTAGE OF TOTAL ASSETS(8) ...        (2)%        (4)%       (6)%        4%       15%       12%        12%        --%
 POLICY ...........................      None        +/-15%     +/-10%     +/-5%       >0%       >0%        >0%

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

(8) If all money market, NOW, and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (18%), (21%), and (18%) for the 0-90 Days, 91-180 Days 181-365 Days, 0% for the 1-3 Years categories and positive 10%, 12%, and 12%, respectively, for the 3-5 Years, 5-15 Years, and over 15 Years categories at March 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         Union Planters' and/or its' various subsidiaries are parties to certain pending or threatened civil actions, including an action that was filed on February 20, 2001, which are described in Item 3, Part I of the Union Planters 2000 10-K, in Note 20 to Union Planters' consolidated financial statements, on page 67 of the 2000 Annual Report, and Note 12 to Union Planters unaudited interim consolidated financial statements included herein under Item 1 of Part I. Various other legal proceedings pending against Union Planters and/or its subsidiaries have arisen in the ordinary course of business.

         Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the first quarter of 2001 in any of the pending or threatened actions that affected such opinion.

ITEM 2 -- CHANGES IN SECURITIES

      None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 -- OTHER INFORMATION

      None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits:

                  3(b)     Amended and Restated Bylaws of Union Planters
                           Corporation

                  4(b)     Copy of Registrant's Agreement pursuant to Item
                           601(b)(4)(iii)(A) of Regulation S-K dated March 8,
                           2001 with respect to certain debt instruments
                           (incorporated by reference to Exhibit 4(b) to Union
                           Planters Corporation's Annual Report on Form 10-K dated December 31, 2000, Commission File No. 1-10160)

                  11 Computation of Per Share Earnings (incorporated by reference to Note 10 to Union Planters' unaudited interim consolidated financial statements included herein)

         b)       Reports on Form 8-K:

         Date of Current Report                                                                 Subject
         ----------------------                                                 ----------------------------------------
         1.   January 18, 2001                                                  Press release announcing year ended
                                                                                December 31, 2000 net earnings, reported
                                                                                under Item 5.

         2.   February 22, 2001                                                 Union Planters' consolidated ratio of
                                                                                earnings to fixed charges reported
                                                                                under Item 5.

         3.   March 5, 2001                                                     Issuance of $500 million of 7.75%
                                                                                subordinated debt securities due 2011,
                                                                                reported under Item 5.

         4.   April 19, 2001                                                    Press release announcing first quarter
                                                                                2001 net earnings, reported under Item 5.

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

                                    UNION PLANTERS CORPORATION
                                    -------------------------------
                                   (Registrant)

Date:  May 14, 2001
     ----------------


                                    By:       /s/ Jackson W. Moore
                                       ---------------------------------
                                    Jackson W. Moore
                                    Chairman and Chief Executive Officer


                                    By:       /s/ Bobby L. Doxey
                                    --------------------------------------------
                                    Bobby L. Doxey
                                    Senior Executive Vice President,
                                    Chief Financial Officer, and
                                    Chief Accounting Officer

                           UNION PLANTERS CORPORATION
                                  EXHIBIT INDEX


      EXHIBIT NO.                                              DESCRIPTION
      -----------                    -----------------------------------------------------------------
          3(b)                       Amended and Restated Bylaws of Union Planters Corporation

          4(b)                       Copy of Registrant's Agreement pursuant to Item 601(b)(4)(iii)(A)
                                     of Regulation S-K dated March 8, 2001 with respect to certain debt instruments (incorporated by reference to Exhibit 4(b) to
                                     Union Planters Corporation's Annual Report on Form 10-K dated
                                     December 31, 2000, Commission File No. 1-10160)

         11                          Computation of Per Share Earnings (incorporated by reference to
                                     Note 10 to Union Planters' unaudited interim consolidated
                                     financial statements included herein)