Form 10-Q
period 2001-06-30
UNION PLANTERS CORP
filed 2001-08-13
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                      Outstanding at July 31, 2001
-------------------------                           ----------------------------
Common stock $5 par value                                   137,318,642

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                      INDEX

                                                                                                  Page
                                                                                                  ----

PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - June 30, 2001,
                June 30, 2000, and December 31, 2000................................................3

           b)   Consolidated Statement of Earnings -
                Three and Six Months Ended June 30, 2001 and 2000...................................4

           c)   Consolidated Statement of Changes in Shareholders' Equity -
                Six Months Ended June 30, 2001 .....................................................5

           d)   Consolidated Statement of Cash Flows -
                Six Months Ended June 30, 2001 and 2000.............................................6

           e)   Notes to Unaudited Consolidated Financial Statements................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations......................................15

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk.........................34

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings..................................................................37

      Item 2.   Changes in Securities..............................................................37

      Item 3.   Defaults Upon Senior Securities....................................................37

      Item 4.   Submission of Matters to a Vote of Security Holders................................37

      Item 5.   Other Information..................................................................38

      Item 6.   Exhibits and Reports on Form 8-K...................................................38

      Signatures...................................................................................39

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                              JUNE 30,
                                                                                    ----------------------------    DECEMBER 31,
                                                                                        2001            2000            2000
                                                                                    ------------    ------------    ------------
                                                                                               (DOLLARS IN THOUSANDS)

ASSETS
  Cash and due from banks ......................................................    $    841,117    $  1,006,884    $  1,018,318
  Interest-bearing deposits at financial institutions ..........................          39,360          28,819          43,525
  Federal funds sold and securities purchased under agreements to resell .......         136,023          72,389          36,384
  Trading account assets .......................................................         218,277         202,019         233,878
  Loans held for resale ........................................................       1,316,493         356,934         457,107
  Available for sale securities (Amortized cost: $5,194,729,
    $7,192,127, and $6,849,457, respectively) ..................................       5,280,970       6,954,593       6,843,670
  Loans ........................................................................      24,513,068      23,353,877      23,982,237
    Less: Unearned income ......................................................         (21,386)        (25,687)        (24,743)
              Allowance for losses on loans ....................................        (342,868)       (345,858)       (335,452)
                                                                                    ------------    ------------    ------------
       Net loans ...............................................................      24,148,814      22,982,332      23,622,042
  Premises and equipment .......................................................         596,781         622,892         602,218
  Accrued interest receivable ..................................................         279,594         288,231         304,488
  FHA/VA claims receivable .....................................................          74,063          88,445          84,015
  Mortgage intangibles .........................................................         145,440         132,985         123,940
  Goodwill .....................................................................         807,698         818,009         793,831
  Other intangibles ............................................................         159,786         167,352         158,558
  Other assets .................................................................         423,663         504,929         398,744
                                                                                    ------------    ------------    ------------
          TOTAL ASSETS .........................................................    $ 34,468,079    $ 34,226,813    $ 34,720,718
                                                                                    ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing .......................................................    $  4,201,071    $  4,097,788    $  4,064,298
     Certificates of deposit of $100,000 and over ..............................       2,125,325       2,485,447       2,453,621
     Other interest-bearing ....................................................      17,515,957      16,707,120      16,595,464
                                                                                    ------------    ------------    ------------
          Total deposits .......................................................      23,842,353      23,290,355      23,113,383
  Short-term borrowings ........................................................       4,003,707       5,526,280       6,086,896
  Short- and medium-term senior notes ..........................................          60,000         660,000          60,000
  Federal Home Loan Bank advances ..............................................       1,461,115         601,506       1,101,619
  Other long-term debt .........................................................       1,276,006         829,057         777,352
  Accrued interest, expenses, and taxes ........................................         342,921         282,583         308,241
  Other liabilities ............................................................         354,095         338,362         353,173
                                                                                    ------------    ------------    ------------
          TOTAL LIABILITIES ....................................................      31,340,197      31,528,143      31,800,664
                                                                                    ------------    ------------    ------------

  Commitments and contingent liabilities .......................................              --              --              --
  Shareholders' equity
    Convertible preferred stock ................................................          18,758          19,983          19,691
    Common stock, $5 par value; 300,000,000 shares authorized; 137,070,920 issued and outstanding (134,731,904 at June 30, 2000,
       and 134,734,841 at December 31, 2000) ...................................         685,355         673,660         673,674
    Additional paid-in capital .................................................         873,183         752,846         754,380
    Retained earnings ..........................................................       1,510,749       1,424,808       1,493,072
    Unearned compensation ......................................................         (14,563)        (22,273)        (16,922)
    Accumulated other comprehensive income--unrealized  gain (loss) on
      available for sale securities, net of income taxes .......................          54,400        (150,354)         (3,841)
                                                                                    ------------    ------------    ------------
          TOTAL SHAREHOLDERS' EQUITY ...........................................       3,127,882       2,698,670       2,920,054
                                                                                    ------------    ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................    $ 34,468,079    $ 34,226,813    $ 34,720,718
                                                                                    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                JUNE 30,                  JUNE 30,
                                                                          --------------------    ------------------------
                                                                            2001        2000         2001          2000
                                                                          --------    --------    ----------    ----------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME
  Interest and fees on loans .........................................    $502,596    $500,527    $1,031,693    $  970,290
  Interest on investment securities
    Taxable ..........................................................      71,282      98,491       159,967       200,182
    Tax-exempt .......................................................      15,089      16,293        30,451        33,106
  Interest on deposits at financial institutions .....................         650         193         1,137           513
  Interest on federal funds sold and securities purchased under
    agreements to resell .............................................         484       1,578         1,003         2,607
  Interest on trading account assets .................................       4,410       3,362         8,646         8,416
  Interest on loans held for resale ..................................      20,203       6,300        30,233        12,618
                                                                          --------    --------    ----------    ----------
          Total interest income ......................................     614,714     626,744     1,263,130     1,227,732
                                                                          --------    --------    ----------    ----------

INTEREST EXPENSE
  Interest on deposits ...............................................     207,258     200,594       424,359       390,562
  Interest on short-term borrowings ..................................      48,654      94,381       130,517       171,077
  Interest on long-term debt .........................................      42,638      20,417        81,064        39,991
                                                                          --------    --------    ----------    ----------
          Total interest expense .....................................     298,550     315,392       635,940       601,630
                                                                          --------    --------    ----------    ----------

          NET INTEREST INCOME ........................................     316,164     311,352       627,190       626,102
PROVISION FOR LOSSES ON LOANS ........................................      28,900      19,699        54,200        37,002
                                                                          --------    --------    ----------    ----------

          NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS ....     287,264     291,653       572,990       589,100
                                                                          --------    --------    ----------    ----------
NONINTEREST INCOME
  Service charges on deposit accounts ................................      56,291      44,667       109,707        86,698
  Mortgage banking revenue ...........................................      46,061      24,767        87,410        47,384
  Merchant servicing income ..........................................      11,303       9,391        20,962        17,813
  Factoring commissions and fees .....................................       9,922       9,567        19,080        18,947
  Trust service income ...............................................       6,988       6,567        14,072        13,232
  Profits and commissions from trading activities ....................       2,169       1,253         4,887         2,716
  Investments and insurance ..........................................      11,994      12,851        23,655        26,315
  Investment securities gains ........................................       8,330          77         8,354            77
  Other income .......................................................      34,114      29,360        63,958        52,887
                                                                          --------    --------    ----------    ----------
          Total noninterest income ...................................     187,172     138,500       352,085       266,069
                                                                          --------    --------    ----------    ----------

NONINTEREST EXPENSE
  Salaries and employee benefits .....................................     133,170     127,567       265,513       256,298
  Net occupancy expense ..............................................      25,948      23,550        51,715        46,949
  Equipment expense ..................................................      22,489      21,329        44,623        42,404
  Goodwill amortization ..............................................      12,129      11,411        24,095        22,801
  Other intangibles amortization .....................................       4,244       4,451         8,728         8,908
  Other expense ......................................................     111,013      87,577       203,991       170,230
                                                                          --------    --------    ----------    ----------
          Total noninterest expense ..................................     308,993     275,885       598,665       547,590
                                                                          --------    --------    ----------    ----------

          EARNINGS BEFORE INCOME TAXES ...............................     165,443     154,268       326,410       307,579
Income taxes .........................................................      56,118      51,383       110,718       103,357
                                                                          --------    --------    ----------    ----------
          NET EARNINGS ...............................................    $109,325    $102,885    $  215,692    $  204,222
                                                                          ========    ========    ==========    ==========

          NET EARNINGS APPLICABLE TO COMMON SHARES ...................    $108,946    $102,483    $  214,927    $  203,408
                                                                          ========    ========    ==========    ==========

EARNINGS PER COMMON SHARE
          Basic ......................................................    $    .80    $    .76    $     1.57    $     1.50
          Diluted ....................................................         .79         .76          1.56          1.49

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
          Basic ......................................................     136,988     134,794       136,795       135,670
          Diluted ....................................................     138,608     136,268       138,395       137,170

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                          UNREALIZED
                                                                                                          GAIN (LOSS)
                                                                                                              ON
                                            CONVERTIBLE              ADDITIONAL                            AVAILABLE
                                             PREFERRED    COMMON      PAID-IN    RETAINED      UNEARNED     FOR SALE
                                               STOCK       STOCK      CAPITAL    EARNINGS    COMPENSATION  SECURITIES     TOTAL
                                            -----------  ---------   ---------- -----------  ------------ -----------  -----------
                                                                              (DOLLARS IN THOUSANDS)

BALANCE, JANUARY 1, 2001 ................     $ 19,691   $ 673,674   $ 754,380  $ 1,493,072    $(16,922)    $ (3,841)  $ 2,920,054
Comprehensive income
  Net earnings ..........................           --          --          --      215,692          --           --       215,692
  Other comprehensive income,
     net of taxes:
     Net change in the unrealized gain
        (loss) on available for sale
        securities ......................           --          --          --           --          --       58,241        58,241
                                                                                                                       -----------
          Total comprehensive income ....                                                                                  273,933
Cash dividends
  Common stock, $1.00 per share .........           --          --          --     (135,907)         --           --      (135,907)
  Preferred stock, $1.00 per share ......           --          --          --         (765)         --           --          (765)
Common stock issued under
  employee benefit plans,
  net of stock exchanged ................           --       1,005      10,890           (6)      2,359           --        14,248
Conversion of preferred stock ...........         (933)        234         699           --          --           --
Common stock purchased
  and retired ...........................           --     (11,415)    (14,260)     (61,337)         --           --       (87,012)
Issuance of stock for
  acquisitions ..........................           --      21,857     121,474           --          --           --       143,331
                                              --------   ---------   ---------  -----------    --------     --------   -----------
BALANCE, JUNE 30, 2001 ..................     $ 18,758   $ 685,355   $ 873,183  $ 1,510,749    $(14,563)    $ 54,400   $ 3,127,882
                                              ========   =========   =========  ===========    ========     ========   ===========

                                                BEFORE TAX     TAX      NET OF TAX
                                                  AMOUNT     BENEFIT      AMOUNT
                                                ----------   --------   ----------

DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Change in the unrealized gain (loss)
     on available for sale securities
     arising during the period ..............    $100,382    $(36,837)   $ 63,545
  Less: reclassification for gains
            included in net income ..........       8,354      (3,050)      5,304
                                                 --------    --------    --------
Net change in the unrealized gain
    (loss) on available for sale
    securities ..............................    $ 92,028    $(33,787)   $ 58,241
                                                 ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                              ----------------------------
                                                                                                  2001            2000
                                                                                              ------------    ------------
                                                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings ...........................................................................    $    215,692    $    204,222
  Reconciliation of net earnings to net cash provided (used) by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA foreclosure claims ......          57,164          37,767
    Depreciation and amortization of premises and equipment ..............................          39,430          39,686
    Amortization of goodwill and other intangibles .......................................          32,823          31,709
    Amortization of mortgage servicing rights ............................................          14,435           9,295
    Net amortization of investment securities ............................................           1,287              26
    Net realized gains on sales of investment securities .................................          (8,354)            (77)
    Gain on sale of residential mortgage loans ...........................................         (10,993)             --
    Deferred income tax expense ..........................................................           2,331           6,125
    (Increase) decrease in assets
        Trading account assets and loans held for resale .................................        (843,785)        187,471
        Other assets .....................................................................          42,868         102,900
    Increase in accrued interest, expenses, taxes, and other liabilities .................          12,478           8,597
    Other, net ...........................................................................           2,894           2,394
                                                                                              ------------    ------------
          Net cash provided (used) by operating activities ...............................        (441,730)        630,115
                                                                                              ------------    ------------

INVESTING ACTIVITIES
  Net decrease in short-term investments .................................................           9,684          44,245
  Proceeds from sales of available for sale securities ...................................       1,074,846         401,088
  Proceeds from maturities, calls, and prepayments of available for sale securities ......         748,477         636,231
  Purchases of available for sale securities .............................................        (119,709)       (545,254)
  Net (increase) decrease in loans .......................................................          59,899      (1,931,897)
  Net cash received from (paid for) acquired institutions ................................          61,970         (38,703)
  Sale of residential real estate loans ..................................................         683,841              --
  Purchases of premises and equipment, net ...............................................         (20,829)        (23,564)
                                                                                              ------------    ------------
          Net cash provided (used) by investing activities ...............................       2,498,179      (1,457,854)
                                                                                              ------------    ------------

FINANCING ACTIVITIES
  Net decrease in deposits ...............................................................        (147,665)        (80,595)
  Net increase (decrease) in short-term borrowings .......................................      (2,091,749)        703,776
  Proceeds from long-term debt ...........................................................       1,466,170         600,000
  Repayment of long-term debt ............................................................      (1,149,751)       (227,707)
  Proceeds from issuance of common stock .................................................          12,685          11,940
  Purchase and retirement of common stock ................................................         (87,017)       (142,251)
  Cash dividends paid ....................................................................        (136,684)       (137,170)
                                                                                              ------------    ------------
          Net cash provided (used) by financing activities ...............................      (2,134,011)        727,993
                                                                                              ------------    ------------

  Net decrease in cash and cash equivalents ..............................................         (77,562)        (99,746)
  Cash and cash equivalents at the beginning of the period ...............................       1,054,702       1,179,019
                                                                                              ------------    ------------
  Cash and cash equivalents at the end of the period .....................................    $    977,140    $  1,079,273
                                                                                              ============    ============

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest .............................................................................    $    662,278    $    565,038
    Income taxes .........................................................................          65,886          49,536
  Unrealized gain (loss) on securities available for sale ................................          86,241        (237,534)

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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity record all derivatives in the consolidated balance sheet at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138. The Company adopted these new standards effective January 1, 2001. At adoption, the new accounting standards had an immaterial impact on net income and other comprehensive income. Reference is made to the disclosure in Note 1 to the Quarterly Report on Form 10-Q dated March 31, 2001 for additional information regarding the adoption of SFAS 133.

RECENT ACCOUNTING PRONOUNCEMENTS

         BUSINESS COMBINATIONS. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which addresses financial accounting and reporting for business combinations and supersedes American Institute of Certified Public Accountants Accounting Principles Board Opinion No. 16 (APB No. 16). This Statement changes the accounting for business combinations in APB No. 16 in the following significant respects:

         - This Statement requires all business combinations to be accounted for using the purchase method of accounting

         - APB No. 16 requires separate recognition of intangible assets that can be identified and named. This Statement requires that they be recognized as assets apart from goodwill if they meet one of two criteria - the contractual-legal criterion or the separability criterion.

         - In addition to the current disclosures in APB No. 16, this Statement requires disclosure of the primary reasons for business combinations and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. If the amounts of goodwill and other intangibles are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class.

         The provisions of this Statement apply to business combinations initiated after June 30, 2001. The adoption of this Statement will require changes in the accounting and disclosures related to business combinations but it is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

         GOODWILL AND OTHER INTANGIBLE ASSETS. In June 2001, the FASB adopted SFAS No. 142, Goodwill and Other Intangible Assets, which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement changes the accounting for goodwill and other intangible assets in the following significant respects:

         - Acquiring entities usually integrate acquired entities into their operations, and thus the acquirers' expectations of benefits from the resulting synergies usually are reflected in the premium that they pay to acquire those entities. APB No. 17 treated the acquired entity as if it remained a stand-alone entity rather than being integrated with the acquiring entity; as a result, the portion of the premium related to expected synergies (goodwill) was not accounted for appropriately. This Statement adopts a more aggressive view of goodwill and bases the accounting for goodwill on the units of the combined entity into which the acquired entity is integrated.

         - APB No. 17 presumed that goodwill and other intangible assets were wasting assets and were amortized over an estimated life. This Statement assumes goodwill and other intangibles assets that have useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling.

         - This Statement provides specific guidance for testing goodwill for impairment.

         - This Statement provides specific guidance on testing intangible assets that will not be amortized for impairment and thus removes those assets from the scope of other impairment guidance. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair value of those assets with their recorded amount.

         - This Statement requires disclosure about changes in the carrying amount of goodwill from period to period (in the aggregate and by reportable segment), the carrying amount of intangible assets by major intangible asset class for those subject to amortization and for those not subject to amortization, and the estimated intangible asset amortization for the next five years.

         The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. Union Planters will adopt the new standard on January 1, 2002, and is currently evaluating the potential impact of the standard on its financial position and results of operation.

NOTE 2. ACQUISITIONS

         CONSUMMATED ACQUISITIONS

         On February 12, 2001, Union Planters acquired Jefferson Savings Bancorp, Inc. (Jefferson Savings) of Ballwin, Missouri, the parent of Jefferson Heritage Bank, a federal savings bank. Jefferson Savings had total assets of $1.6 billion, total loans of $1.3 billion, and total deposits of $877 million at acquisition. Union Planters exchanged approximately 4.4 million shares of its common stock for all of the outstanding shares of Jefferson Savings. The acquisition is being accounted for as a purchase. Goodwill and other intangibles resulting from the acquisition were $46.5 million. Pro forma information has been omitted because the Jefferson Heritage acquisition is not considered significant to Union Planters.

         Union Planters has announced its intent to repurchase Union Planters' common shares up to the number of shares issued in the transaction. Through June 30, 2001, 2.3 million shares had been purchased and retired.

         On March 19, 2001, Union Planters entered into an accelerated share repurchase agreement to purchase one million shares of the Company's common stock. As of June 30, 2001, all of the shares had been purchased and retired at an average cost of $38.05 per share.

NOTE 3. LOANS

         Loans are summarized by type as follows:

                                                                              JUNE 30,
                                                                   ----------------------------    DECEMBER 31,
                                                                       2001            2000            2000
                                                                   ------------    ------------    ------------
                                                                              (DOLLARS IN THOUSANDS)

                  Commercial, financial, and agricultural .....    $  5,502,846    $  5,246,244    $  5,350,425
                  Foreign .....................................         478,239         519,890         539,181
                  Accounts receivable - factoring .............         636,756         645,021         677,996
                  Real estate - construction ..................       2,292,038       1,864,810       2,012,611
                  Real estate - mortgage
                    Secured by 1-4 family residential .........       6,018,881       6,366,519       6,318,291
                    FHA/VA government-insured/guaranteed ......         298,239         447,815         283,543
                    Other mortgage ............................       5,785,014       4,666,669       5,247,206
                  Home equity .................................         814,286         638,594         685,567
                  Consumer ....................................       2,577,144       2,856,924       2,756,834
                  Direct lease financing ......................         109,625         101,391         110,583
                                                                   ------------    ------------    ------------
                            TOTAL LOANS .......................    $ 24,513,068    $ 23,353,877    $ 23,982,237
                                                                   ============    ============    ============

         Nonperforming loans are summarized as follows:

                                                                JUNE 30,  DECEMBER 31,
                                                                  2001        2000
                                                                --------  ------------
                                                                (DOLLARS IN THOUSANDS)

                  Nonaccrual loans .........................    $223,609    $133,269
                  Restructured loans .......................       1,166       1,512
                                                                --------    --------
                            TOTAL NONPERFORMING LOANS ......    $224,775    $134,781
                                                                ========    ========

                  FHA/VA GOVERNMENT-INSURED/GUARANTEED
                    LOANS ON NONACCRUAL STATUS .............    $  2,296    $  3,615
                                                                ========    ========

NOTE 4. ALLOWANCE FOR LOSSES ON LOANS

         The changes in the allowance for losses on loans for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               ------------------------    ------------------------
                                                                  2001          2000          2001          2000
                                                               ----------    ----------    ----------    ----------
                                                                              (DOLLARS IN THOUSANDS)

         BEGINNING BALANCE ................................    $  342,138    $  345,821    $  335,452    $  342,300
         Provision for losses on loans ....................        28,900        19,699        54,200        37,002
         Recoveries of loans previously charged off .......        11,210        13,729        24,724        28,904
         Loans charged off ................................       (38,531)      (33,391)      (74,645)      (62,348)
         Increase due to acquisitions .....................            --            --         5,753            --
         Decrease due to sale of loans ....................          (849)           --        (2,616)           --
                                                               ----------    ----------    ----------    ----------
         BALANCE, JUNE 30, 2001 ...........................    $  342,868    $  345,858    $  342,868    $  345,858
                                                               ==========    ==========    ==========    ==========

NOTE 5. INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities are summarized as follows:

                                                                                  JUNE 30, 2001
                                                                 ----------------------------------------------
                                                                                    UNREALIZED
                                                                  AMORTIZED    ------------------
                                                                    COST        GAINS      LOSSES    FAIR VALUE
                                                                 ----------    --------    ------    ----------
                                                                               (DOLLARS IN THOUSANDS)

         AVAILABLE FOR SALE SECURITIES
         U.S. Government obligations
           U.S. Treasury ....................................    $   84,681    $  1,308    $   14    $   85,975
           U.S. Government agencies
             Collateralized mortgage obligations ............     1,885,997      28,094       550     1,913,541
             Mortgage-backed ................................       425,555       8,677     1,308       432,924
             Other ..........................................       456,075       8,303       152       464,226
                                                                 ----------    --------    ------    ----------
                   Total U.S. Government obligations ........     2,852,308      46,382     2,024     2,896,666
         Obligations of states and political subdivisions ...     1,151,668      31,175     1,992     1,180,851
         Other stocks and securities ........................     1,190,753      18,521     5,821     1,203,453
                                                                 ----------    --------    ------    ----------
                   TOTAL AVAILABLE FOR SALE SECURITIES ......    $5,194,729    $ 96,078    $9,837    $5,280,970
                                                                 ==========    ========    ======    ==========

                                                                                DECEMBER 31, 2000
                                                                 ------------------------------------------------
                                                                                    UNREALIZED
                                                                 AMORTIZED     --------------------
                                                                    COST        GAINS       LOSSES     FAIR VALUE
                                                                 ----------    --------    --------    ----------
                                                                              (DOLLARS IN THOUSANDS)

         AVAILABLE FOR SALE SECURITIES
         U.S. Government obligations
           U.S. Treasury ....................................    $   99,396    $    691    $     78    $  100,009
           U.S. Government agencies
             Collateralized mortgage obligations ............     2,271,674       4,561      21,157     2,255,078
             Mortgage-backed ................................       484,557       5,391       2,852       487,096
             Other ..........................................       835,997       3,795       4,460       835,332
                                                                 ----------    --------    --------    ----------
                   Total U.S. Government obligations ........     3,691,624      14,438      28,547     3,677,515
         Obligations of states and political subdivisions ...     1,208,201      24,355       5,227     1,227,329
         Other stocks and securities ........................     1,949,632       8,792      19,598     1,938,826
                                                                 ----------    --------    --------    ----------
                   TOTAL AVAILABLE FOR SALE SECURITIES ......    $6,849,457    $ 47,585    $ 53,372    $6,843,670
                                                                 ==========    ========    ========    ==========

         Investment securities having a fair value of approximately $2.2 billion and $3.3 billion at June 30, 2001 and December 31, 2000, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank (FHLB) advances.

         Included in available for sale investment securities is $257.0 million and $230.9 million of Federal Home Loan Bank and Federal Reserve Bank stock at June 30, 2001 and December 31, 2000, respectively, for which there is no readily determinable market value.

         The following table presents the gross realized gains and losses on available for sale investment securities for the three and six months ended June 30, 2001 and 2000.

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                          --------------------    --------------------
                                            2001        2000        2001        2000
                                          --------    --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)

                  Realized gains .....    $ 11,000    $  1,696    $ 11,037    $  1,696
                  Realized losses ....      (2,670)     (1,619)     (2,683)     (1,619)

         MORTGAGE LOAN SERVICING. Union Planters was acting as servicing agent for residential mortgage loans totaling approximately $13.8 billion at June 30, 2001 compared to $13.7 billion at December 31, 2000. The loans serviced for others are not included in Union Planters' consolidated balance sheet. The fair value of mortgage servicing rights at June 30, 2001 was $167.1 million. The fair value calculation assumes current dealer consensus prepayment speeds, a market value cost of servicing, and a market discount rate. The following table presents a reconciliation of the changes in mortgage servicing rights for the six months ended June 30, 2001 and the year ended December 31, 2000.

                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)

                  Beginning balance ......................    $  123,940    $  122,110
                  Additions ..............................        35,935        39,314
                  Sales ..................................            --       (17,581)
                  Amortization of servicing rights .......       (14,435)      (19,903)
                                                              ----------    ----------
                  Ending balance .........................    $  145,440    $  123,940
                                                              ==========    ==========

NOTE 6. OTHER NONINTEREST INCOME AND EXPENSE

                                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                      JUNE 30,                    JUNE 30,
                                                                              ------------------------    ------------------------
                                                                                 2001          2000          2001          2000
                                                                              ----------    ----------    ----------    ----------
                                                                                             (DOLLARS IN THOUSANDS)

         OTHER NONINTEREST INCOME
           ATM transaction fees ..........................................    $    8,023    $    7,457    $   14,960    $   14,861
           Letters of credit fees ........................................         2,191         1,823         3,932         3,437
           Net gain on sales of branches/deposits and other assets .......         1,252           986         1,201         1,490
           Earnings (losses) of equity method investments ................         1,925          (214)        3,267          (771)
           Reversion of excess assets of a pension plan of an
             acquired entity .............................................            --         4,762            --         4,762
           Other income ..................................................        20,723        14,546        40,598        29,108
                                                                              ----------    ----------    ----------    ----------
                   TOTAL OTHER NONINTEREST INCOME ........................    $   34,114    $   29,360    $   63,958    $   52,887
                                                                              ==========    ==========    ==========    ==========

         OTHER NONINTEREST EXPENSE
           Communications ................................................    $    9,017    $    9,186    $   17,403    $   19,356
           Other contracted services .....................................         9,422         8,874        17,783        16,830
           Postage and carrier ...........................................         8,269         7,305        16,020        14,606
           Stationery and supplies .......................................         5,910         6,534        12,109        12,972
           Merchant servicing expenses ...................................         6,873         6,525        13,418        12,280
           Advertising and promotion .....................................         9,248         8,676        15,833        14,080
           Mortgage intangibles expense ..................................         4,145         4,707        14,435         9,295
           Other personnel services ......................................         3,540         3,106         6,466         6,653
           Legal fees ....................................................         3,078         3,505         5,503         6,122
           Travel ........................................................         3,066         2,669         5,723         5,071
           Consultant fees ...............................................         1,377         1,315         2,709         3,421
           Federal Reserve fees ..........................................         2,109         1,632         4,137         3,291
           Accounting and audit fees .....................................         1,206         1,849         2,855         3,463
           Other real estate expense .....................................         1,657         1,321         3,102         2,788
           Brokerage and clearing fees on trading activities .............         2,082         1,382         4,180         2,826
           Taxes other than income .......................................         1,816         2,125         3,726         3,454
           FDIC insurance ................................................         1,151         1,266         2,260         2,466
           Dues, subscriptions, and contributions ........................           833         1,095         2,037         2,028
           Insurance .....................................................           922           913         1,824         1,730
           Provision for losses on FHA/VA foreclosure claims .............         2,791           364         2,601           464
           Miscellaneous charge-offs .....................................         6,083         3,549         9,405         4,079
           UPExcel project expense .......................................         8,034            --         8,034            --
           Other expense .................................................        18,384         9,679        32,428        22,955
                                                                              ----------    ----------    ----------    ----------
                   TOTAL OTHER NONINTEREST EXPENSE .......................    $  111,013    $   87,577    $  203,991    $  170,230
                                                                              ==========    ==========    ==========    ==========

NOTE 7. INCOME TAXES

         Applicable income taxes for the three and six months ended June 30, 2001 were $56.1 million and $110.7 million, respectively, resulting in an effective tax rate of 33.92% for both periods. Applicable income taxes for the same periods in 2000 were $51.4 million and $103.4 million, respectively, resulting in effective tax rates of 33.31% and 33.60%, respectively. The increase in the effective rate in 2001, as compared to 2000, is due primarily to the change in the mix of taxable and nontaxable revenues. The tax expense applicable to investment securities gains for the six months ended June 30, 2001 and 2000 was $3.0 million and $29,920, respectively.

         At June 30, 2001, Union Planters had a net deferred tax asset of $100.0 million compared to $124.5 million at December 31, 2000. The decrease is attributable to the change in the net deferred asset (liability) related to the unrealized gain or loss on available for sale investment securities. Management believes that the deferred tax asset will be fully realized and, therefore, no valuation allowance has been provided.

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

         Short-term borrowings are summarized as follows:

                                                                                                   JUNE 30,
                                                                                           ------------------------   DECEMBER 31,
                                                                                              2001          2000          2000
                                                                                           ----------    ----------    ----------
                                                                                                   (DOLLARS IN THOUSANDS)

         Balances at period end:
         Short-term FHLB advances .....................................................    $  900,000    $2,775,000    $2,400,000
         Federal funds purchased ......................................................     1,553,005     1,380,754     1,813,639
         Securities sold under agreements to repurchase ...............................     1,548,717     1,370,078     1,869,186
         Other short-term borrowings ..................................................         1,985           448         4,071
                                                                                           ----------    ----------    ----------
                   Total short-term borrowings ........................................    $4,003,707    $5,526,280    $6,086,896
                                                                                           ==========    ==========    ==========

         Federal funds purchased and securities sold under agreements to repurchase
           Year-to-date daily average balance .........................................    $3,635,715    $2,501,508    $2,907,150
           Weighted average interest rate .............................................          4.83%         5.61%         5.96%
         Short-term FHLB advances
           Year-to-date daily average balance .........................................    $1,581,215    $3,012,839    $2,719,331
           Weighted average interest rate .............................................          5.51%         6.22%         6.48%

SHORT- AND MEDIUM-TERM SENIOR NOTES

         UPB has a $5 billion senior and subordinated bank note program to supplement UPB's funding sources. Under the program, UPB may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes), and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At June 30, 2001, June 30, 2000, and December 31, 2000, UPB had no Subordinated Notes outstanding under this program. At June 30, 2001 and December 31, 2000, UPB had no Short-Term Senior Notes outstanding. A summary of the Short-Term and Medium-Term Senior Notes outstanding follows:

                                   SHORT-TERM
                                  SENIOR NOTES                     MEDIUM-TERM SENIOR NOTES
                                  -------------      -----------------------------------------------------
                                  JUNE 30, 2000      JUNE 30, 2001       JUNE 30, 2000   DECEMBER 31, 2000
                                  -------------      -------------       -------------   -----------------
                                                           (DOLLARS IN THOUSANDS)

Balances at period end.......      $    600,000       $     60,000        $     60,000      $     60,000
Fixed-rate notes.............           600,000             60,000              60,000            60,000
Range of maturities..........      8/00 - 10/00       8/01 - 10/01        8/01 - 10/01      8/01 - 10/01

FEDERAL HOME LOAN BANK ADVANCES

         Certain of Union Planters' banking and thrift subsidiaries had outstanding advances, with original maturity dates of greater than one year, from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the outstanding advances. At June 30, 2001, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

                                             JUNE 30,
                                   ----------------------------    DECEMBER 31,
                                       2001             2000           2000
                                   ------------     -----------    ------------
                                            (DOLLARS IN THOUSANDS)

Balance at period end........      $  1,461,115     $   601,506    $  1,101,619
Range of interest rates......      1.75% - 6.92%    1.75 - 6.63%   1.75% - 6.72%
Range of maturities..........      2001  - 2021     2001 - 2015     2001 - 2021

OTHER LONG-TERM DEBT

         Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the 2000 Annual Report for additional information regarding these borrowings.

                                                                                                  JUNE 30,
                                                                                          -----------------------   DECEMBER 31,
                                                                                             2001         2000          2000
                                                                                          ----------     --------   ------------
                                                                                                  (DOLLARS IN THOUSANDS)
         Corporation-Obligated Mandatorily Redeemable Capital Pass-through
           Securities of Subsidiary Trust holding solely a Corporation-Guaranteed
           Related Subordinated Note (Trust Preferred Securities) ...................     $  199,098     $199,062     $199,080
         Variable-rate asset-backed certificates ....................................        100,000      150,000      100,000
         7.75% Subordinated Notes due 2011 ..........................................        499,130           --           --
         6.75% Subordinated Notes due 2005 ..........................................         99,743       99,684       99,714
         6.25% Subordinated Notes due 2003 ..........................................         74,378       74,327       74,352
         6.50% Putable/Callable Subordinated Notes due 2018 .........................        300,776      300,962      300,869
         Other long-term debt .......................................................          2,881        5,022        3,337
                                                                                          ----------     --------     --------
                   TOTAL OTHER LONG-TERM DEBT .......................................     $1,276,006     $829,057     $777,352
                                                                                          ==========     ========     ========

         On February 22, 2001, the Corporation issued $500 million of Subordinated Notes at 99.82%. The notes bear interest at 7.75% and mature March 1, 2011. The notes are unsecured obligations of Union Planters and qualify as Tier 2 capital for regulatory capital purposes. Debt issuance costs of $3.5 million were included in other assets and are being amortized over the term of the notes. The net proceeds are being used for general corporate purposes.

NOTE 9. SHAREHOLDERS' EQUITY

PREFERRED STOCK

         Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

                                                                                                JUNE 30,
                                                                                          ---------------------   DECEMBER 31,
                                                                                            2001         2000         2000
                                                                                          --------     --------   ------------
                                                                                                 (DOLLARS IN THOUSANDS)
         Preferred stock, without par value, 10,000,000 shares authorized
           Series F Preferred Stock
             300,000 shares authorized, none issued .................................     $     --     $     --     $     --
           Series E, 8% Cumulative, Convertible,
             Preferred Stock (stated at liquidation value of $25 per share),
               750,324 shares issued and outstanding (799,333 at June 30, 2000
               and 787,628 at December 31, 2000) ....................................       18,758       19,983       19,691
                                                                                          --------     --------     --------
                   TOTAL PREFERRED STOCK ............................................     $ 18,758     $ 19,983     $ 19,691
                                                                                          ========     ========     ========

NOTE 10. EARNINGS PER SHARE

         The calculation of net earnings per share is summarized as follows:

                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                   -----------------------------     -----------------------------
                                                                       2001             2000             2001             2000
                                                                   ------------     ------------     ------------     ------------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
            BASIC
              Net earnings ...................................     $    109,325     $    102,885     $    215,692     $    204,222
                Less preferred dividends .....................              379              402              765              814
                                                                   ------------     ------------     ------------     ------------
              Net earnings applicable to common shares .......     $    108,946     $    102,483     $    214,927     $    203,408
                                                                   ============     ============     ============     ============

              Average common shares outstanding ..............      136,987,711      134,794,456      136,795,145      135,670,414
                                                                   ============     ============     ============     ============

              Net earnings per common share -- basic .........     $        .80     $        .76     $       1.57     $       1.50
                                                                   ============     ============     ============     ============

            DILUTED
              Net earnings ...................................     $    109,325     $    102,885     $    215,692     $    204,222
                                                                   ============     ============     ============     ============

              Average common shares outstanding ..............      136,987,711      134,794,456      136,795,145      135,670,414
              Stock option adjustment ........................          655,035          453,559          628,499          470,756
              Preferred stock adjustment .....................          965,198        1,019,883          970,863        1,029,081
                                                                   ------------     ------------     ------------     ------------
              Average common shares outstanding ..............      138,607,944      136,267,898      138,394,507      137,170,251
                                                                   ============     ============     ============     ============

              Net earnings per common share -- diluted .......     $        .79     $        .76     $       1.56     $       1.49
                                                                   ============     ============     ============     ============

NOTE 11. LINE OF BUSINESS REPORTING

                                               THREE MONTHS ENDED JUNE 30, 2001(2)
                                      -----------------------------------------------------
                                                        OTHER
                                                      OPERATING     PARENT     CONSOLIDATED
                                         BANKING        UNITS       COMPANY        TOTAL
                                      ------------   -----------   ---------   ------------
                                                      (DOLLARS IN THOUSANDS)
Net interest income .............     $    283,833   $    41,333   $  (9,002)  $    316,164
Provision for losses on loans ...          (26,039)       (2,861)         --        (28,900)
Noninterest income(1)  ..........          112,011        66,763          68        178,842
Noninterest expense .............         (241,765)      (56,447)     (2,747)      (300,959)
Other significant items, net ....              150            --         146            296
                                      ------------   -----------   ---------   ------------
Earnings before taxes(1) ........     $    128,190   $    48,788   $ (11,535)  $    165,443
                                      ============   ===========   =========   ============

Average assets ..................     $ 31,702,853   $ 2,798,427   $ 165,179   $ 34,666,459
                                      ============   ===========   =========   ============


                                                SIX MONTHS ENDED JUNE 30, 2001(2)
                                      ------------------------------------------------------
                                                        OTHER
                                                      OPERATING     PARENT      CONSOLIDATED
                                        BANKING         UNITS       COMPANY         TOTAL
                                      ------------   -----------   ---------    ------------
                                                      (DOLLARS IN THOUSANDS)
Net interest income .............     $    567,968   $    72,607   $ (13,385)   $    627,190
Provision for losses on loans ...          (48,696)       (5,504)         --         (54,200)
Noninterest income(1)  ..........          217,987       125,395         349         343,731
Noninterest expense .............         (476,444)     (109,434)     (4,753)       (590,631)
Other significant items, net ....              174            --         146             320
                                      ------------   -----------   ---------    ------------
Earnings before taxes(1) ........     $    260,989   $    83,064   $ (17,643)   $    326,410
                                      ============   ===========   =========    ============

Average assets ..................     $ 32,084,472   $ 2,646,316   $ 153,145    $ 34,883,933
                                      ============   ===========   =========    ============


                                                THREE MONTHS ENDED JUNE 30, 2000(2)
                                      ------------------------------------------------------
                                                       OTHER
                                                     OPERATING      PARENT     CONSOLIDATED
                                        BANKING         UNITS       COMPANY        TOTAL
                                      ------------   -----------   ---------   ------------
                                                      (DOLLARS IN THOUSANDS)
Net interest income .............     $    286,217   $    28,206   $  (3,071)  $    311,352
Provision for losses on loans ...          (15,899)       (3,800)         --        (19,699)
Noninterest income(1) ...........           83,914        49,763         (16)       133,661
Noninterest expense .............         (226,545)      (47,303)     (2,037)      (275,885)
Other significant items, net ....            4,839            --          --          4,839
                                      ------------   -----------   ---------   ------------
Earnings before taxes(1) ........     $    132,526   $    26,866   $  (5,124)  $    154,268
                                      ============   ===========   =========   ============

Average assets ..................     $ 31,418,191   $ 2,308,860   $ 136,332   $ 33,863,383
                                      ============   ===========   =========   ============


                                               SIX MONTHS ENDED JUNE 30, 2000(2)
                                      -----------------------------------------------------
                                                        OTHER
                                                      OPERATING     PARENT     CONSOLIDATED
                                        BANKING         UNITS       COMPANY        TOTAL
                                      ------------   -----------   ---------   ------------
                                                      (DOLLARS IN THOUSANDS)
Net interest income .............     $    575,003   $    56,715   $  (5,616)  $    626,102
Provision for losses on loans ...          (30,347)       (6,655)         --        (37,002)
Noninterest income(1) ...........          162,481        99,095        (346)       261,230
Noninterest expense .............         (452,957)      (90,485)     (4,148)      (547,590)
Other significant items, net ....            4,839            --          --          4,839
                                      ------------   -----------   ---------   ------------
Earnings before taxes(1) ........     $    259,019   $    58,670   $ (10,110)  $    307,579
                                      ============   ===========   =========   ============

Average assets ..................     $ 31,066,752   $ 2,347,206   $ 144,141   $ 33,558,099
                                      ============   ===========   =========   ============

--------------------

(1) Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $2.0 million and $89.8 million for the three months ended June 30, 2001 and 2000, respectively, and $105.5 million and $160.4 million, respectively, for the six months ended June 30, 2001 and 2000.

(2) The Company implemented a new management reporting system in the first quarter of 2001, including a transfer pricing system for funds used or provided by the various segments. This new system had the effect of changing the amount each segment is charged or credited for funds. Amounts shown for 2000 have been reclassified to reflect this change.

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

         Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the second quarter of 2001 in any of the pending or threatened actions that affected such opinion.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in Union Planters' 2000 Annual Report, the interim unaudited consolidated financial statements and notes for the six months ended June 30, 2001 included in Part I hereof, and the supplemental financial data included in this discussion.

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

         -        projected results of the UPExcel project

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

SELECTED FINANCIAL DATA

         The following table presents selected financial highlights for the three- and six-month periods ended June 30, 2001 and 2000:

                                                     THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                          JUNE 30,                                  JUNE 30,
                                                 --------------------------   PERCENTAGE   --------------------------   PERCENTAGE
                                                    2001            2000        CHANGE        2001            2000        CHANGE
                                                 ----------      ----------   ----------   ----------      ----------   ----------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings .................................   $  109,325      $  102,885        6%      $  215,692      $  204,222        6%
  Per share
    Basic ....................................          .80             .76        5             1.57            1.50        5
    Diluted ..................................          .79             .76        4             1.56            1.49        5
  Return on average assets ...................         1.26%           1.22%                     1.25%           1.22%
  Return on average common equity ............        14.28           14.73                     14.40           14.56
Cash operating earnings ......................   $  123,088      $  113,782        8       $  243,362      $  228,441        7
  Per share
    Basic ....................................          .90             .84        7             1.77            1.68        5
    Diluted ..................................          .89             .84        6             1.76            1.67        5
  Return on average assets ...................         1.42%           1.35%                     1.41%           1.37%
  Return on average common equity ............        16.08           16.30                     16.26           16.29
  Return on average tangible assets ..........         1.47            1.39                      1.45            1.41
  Return on average tangible common equity ...        23.55           24.85                     23.95           24.81
Dividends per common share ...................   $      .50      $      .50       --       $     1.00      $     1.00       --
Net interest margin (FTE) ....................         4.11%           4.19%                     4.08%           4.26%
Net interest spread (FTE) ....................         3.42            3.50                      3.38            3.60
Expense ratio ................................         1.22            1.50                      1.24            1.53
Efficiency ratio .............................        56.52           57.27                     56.42           56.97
Book value per common share ..................                                             $    22.68      $    19.88       14
Leverage ratio ...............................                                                   6.87%           6.29%
Common share prices
  High closing price .........................   $    43.69      $    33.88                $    43.69      $    37.25
  Low closing price ..........................        36.40           27.69                     34.70           25.63
  Closing price at quarter end ...............        43.60           27.94                     43.60           27.94

--------------------

Cash operating earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization and nonoperating items

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonoperating revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amortization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonoperating expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonoperating revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS -- THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         The following table presents a summary of Union Planters' operating results for the three and six months ended June 30, 2001 and 2000 identifying significant nonoperating items impacting the results for the periods shown.

                           UNION PLANTERS CORPORATION
                         SUMMARY OF CONSOLIDATED RESULTS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                     JUNE 30,                      JUNE 30,
                                                                            -------------------------     -------------------------
                                                                               2001           2000           2001           2000
                                                                            ----------     ----------     ----------     ----------
                                                                                            (DOLLARS IN THOUSANDS)
Interest income ........................................................    $  614,714     $  626,744     $1,263,130     $1,227,732
Interest expense .......................................................      (298,550)      (315,392)      (635,940)      (601,630)
                                                                            ----------     ----------     ----------     ----------
     NET INTEREST INCOME ...............................................       316,164        311,352        627,190        626,102
PROVISION FOR LOSSES ON LOANS ..........................................       (28,900)       (19,699)       (54,200)       (37,002)
                                                                            ----------     ----------     ----------     ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS ...........       287,264        291,653        572,990        589,100
                                                                            ----------     ----------     ----------     ----------
NONINTEREST INCOME
  Service charges on deposit accounts ..................................        56,291         44,667        109,707         86,698
  Mortgage banking revenue .............................................        46,061         24,767         87,410         47,384
  Merchant servicing income ............................................        11,303          9,391         20,962         17,813
  Factoring commissions and fees .......................................         9,922          9,567         19,080         18,947
  Trust service income .................................................         6,988          6,567         14,072         13,232
  Profits and commissions from trading activities ......................         2,169          1,253          4,887          2,716
  Investments and insurance ............................................        11,994         12,851         23,655         26,315
  Other income .........................................................        34,114         24,598         63,958         48,125
                                                                            ----------     ----------     ----------     ----------
     Total noninterest income ..........................................       178,842        133,661        343,731        261,230
                                                                            ----------     ----------     ----------     ----------
NONINTEREST EXPENSE
  Salaries and employee benefits .......................................       133,170        127,567        265,513        256,298
  Net occupancy expense ................................................        25,948         23,550         51,715         46,949
  Equipment expense ....................................................        22,489         21,329         44,623         42,404
  Goodwill amortization ................................................        12,129         11,411         24,095         22,801
  Other intangibles amortization .......................................         4,244          4,451          8,728          8,908
  Other expense ........................................................       102,979         87,577        195,957        170,230
                                                                            ----------     ----------     ----------     ----------
     Total noninterest expense .........................................       300,959        275,885        590,631        547,590
                                                                            ----------     ----------     ----------     ----------

EARNINGS BEFORE NONOPERATING ITEMS AND INCOME TAXES ....................       165,147        149,429        326,090        302,740

NONOPERATING ITEMS
  Reversion of excess assets of a pension plan of an acquired entity ...            --          4,762             --          4,762
  UPExcel project expense ..............................................        (8,034)            --         (8,034)            --
  Investment securities gains ..........................................         8,330             77          8,354             77
                                                                            ----------     ----------     ----------     ----------
     EARNINGS BEFORE INCOME TAXES ......................................       165,443        154,268        326,410        307,579
Income taxes ...........................................................       (56,118)       (51,383)      (110,718)      (103,357)
                                                                            ----------     ----------     ----------     ----------
     NET EARNINGS ......................................................    $  109,325     $  102,885     $  215,692     $  204,222
                                                                            ==========     ==========     ==========     ==========

NET EARNINGS ...........................................................    $  109,325     $  102,885     $  215,692     $  204,222
Nonoperating items, net of taxes .......................................          (181)        (2,493)          (195)        (2,493)
                                                                            ----------     ----------     ----------     ----------
NET OPERATING EARNINGS .................................................       109,144        100,392        215,497        201,729
Goodwill and other intangibles amortization, net of taxes ..............        13,944         13,390         27,865         26,712
                                                                            ----------     ----------     ----------     ----------
CASH OPERATING EARNINGS ................................................    $  123,088     $  113,782     $  243,362     $  228,441
                                                                            ==========     ==========     ==========     ==========

PER COMMON SHARE DATA
  Diluted earnings per share ...........................................    $      .79     $      .76     $     1.56     $     1.49
  Diluted operating earnings per share .................................           .79            .74           1.56           1.47
  Diluted cash operating earnings per share ............................           .89            .84           1.76           1.67

         The table that follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,               EPS
                                                                     -----------------------     INCREASE
                                                                       2001           2000      (DECREASE)
                                                                     --------       --------    ----------
Net interest income-FTE .......................................      $   4.66       $   4.70      $(.04)
Provision for losses on loans .................................          (.39)          (.27)      (.12)
                                                                     --------       --------      -----
Net interest income after provision for losses on loans-FTE ...          4.27           4.43       (.16)
                                                                     --------       --------      -----

Noninterest income
  Service charges on deposit accounts .........................           .79            .63        .16
  Mortgage banking revenue ....................................           .63            .35        .28
  Merchant servicing income ...................................           .15            .13        .02
  Factoring commissions and fees ..............................           .14            .14         --
  Trust service income ........................................           .10            .10         --
  Profits and commissions from trading activities .............           .04            .02        .02
  Investments and insurance ...................................           .17            .19       (.02)
  Investment securities gains .................................           .06             --        .06
  Other income ................................................           .46            .38        .08
                                                                     --------       --------      -----
          TOTAL NONINTEREST INCOME ............................          2.54           1.94        .60
                                                                     --------       --------      -----

Noninterest expense
  Salaries and employee benefits ..............................          1.92           1.87       (.05)
  Net occupancy expense .......................................           .37            .34       (.03)
  Equipment expense ...........................................           .32            .31       (.01)
  Goodwill amortization .......................................           .17            .17         --
  Other intangibles amortization ..............................           .06            .06         --
  Other expense ...............................................          1.48           1.24       (.24)
                                                                     --------       --------      -----
          TOTAL NONINTEREST EXPENSE ...........................          4.32           3.99       (.33)
                                                                     --------       --------      -----

EARNINGS BEFORE INCOME TAXES-FTE ..............................          2.49           2.38        .11
Income taxes-FTE ..............................................           .93            .89       (.04)
                                                                     --------       --------      -----
NET EARNINGS ..................................................          1.56           1.49        .07
Less preferred stock dividends ................................            --             --         --
                                                                     --------       --------      -----
          DILUTED EARNINGS PER COMMON SHARE ...................      $   1.56       $   1.49      $ .07
                                                                     ========       ========      =====

Change in net earnings applicable to diluted earnings
  per share using previous year average shares outstanding ....                                   $ .08
Change in average shares outstanding ..........................                                    (.01)
                                                                                                  -----
          CHANGE IN NET EARNINGS ..............................                                   $ .07
                                                                                                  =====

AVERAGE DILUTED SHARES (IN THOUSANDS) .........................       138,395        137,170
                                                                     ========       ========

------------------

FTE = Fully taxable-equivalent basis

                        SECOND QUARTER EARNINGS OVERVIEW

         For the second quarter of 2001, Union Planters reported cash operating earnings, which excludes the after tax impact of nonoperating items and goodwill and other intangibles, of $123.1 million, or $.89 per diluted common share. This compared to cash operating earnings for the same period in 2000 of $113.8 million, or $.84 per diluted common share and $120.3 million, or $.87 per diluted common share for the first quarter of 2001. Cash operating earnings for the second quarter of 2001 resulted in annualized returns on average assets, average common equity, and average tangible common equity of 1.42%, 16.08%, and 23.55%, respectively, which compares to 1.35%, 16.30%, and 24.85%, respectively, for the same period in 2000.

         Net earnings were $109.3 million, or $.79 per diluted common share, for the second quarter of 2001, an increase from $102.9 million, or $.76 per diluted common share, for the same period in 2000. These earnings represented annualized returns on average assets and average common equity of 1.26% and 14.28%, respectively, compared to 1.22% and 14.73%, respectively, for the same period in 2000.

         Reference is made to the "Summary of Consolidated Results" on page 17 for a comparison of the nonoperating items impacting results for the three and six months ended June 30, 2001 and 2000.

                                EARNINGS ANALYSIS

NET INTEREST INCOME

         Tax-equivalent net interest income for the second quarter of 2001 was $324.7 million, an increase of $4.3 million over the same quarter last year and a $4.4 million increase over the first quarter of 2001. The components of this change were improved pricing of loan products and the decline in core funding costs during the second quarter.

         The net interest margin for the second quarter of 2001 was 4.11%, which compares to 4.19% and 4.05%, respectively, for the second quarter of 2000 and first quarter of 2001. The interest-rate spread was 3.42% for the second quarter of 2001, an increase from 3.34% for the first quarter of 2001, and down from 3.50% for the second quarter of 2000.

         Reference is made to Union Planters' average balance sheet and analysis of volume and rate changes, which follow this discussion, for additional information regarding the changes in net interest income.

INTEREST INCOME

         The following table presents a breakdown of average earning assets.

                                                                                   THREE MONTHS ENDED
                                                                           ---------------------------------    SIX MONTHS ENDED
                                                                                JUNE 30,                            JUNE 30,
                                                                           ------------------      MARCH 31,   ------------------
                                                                           2001         2000         2001      2001         2000
                                                                           -----        -----        -----     -----        -----
                                                                                            (DOLLARS IN BILLIONS)
              Average earning assets ....................................  $31.7        $30.8        $32.1     $31.9        $30.4
                Comprised of:
                  Loans .................................................     81%          75%          78%       80%          74%
                  Investment securities .................................     17           24           21        19           25
                  Other earning assets ..................................      2            1            1         1            1

              Fully taxable-equivalent yield on average earning assets...   7.89%        8.31%        8.31%     8.10%        8.24%

         Taxable-equivalent interest income decreased $12.6 million for the second quarter of 2001 compared to the same period in 2000. This decline was attributable primarily to a decrease in the average yield on earning assets from 8.31% to 7.89%, which reduced interest income by $40.9 million. The decline in yield is attributable primarily to the decreasing-interest-rate trend. Partially offsetting this decrease was a 3.02% increase in average earning assets, primarily loans, which increased interest income $28.3 million. Compared to the first quarter of 2001, interest income decreased $34.5 million, which was attributable primarily to a decline in the average yield on earning assets.

         For the first half of 2001, interest income increased $35.0 million compared to the same period last year. The increase was driven by a $1.5 billion increase in average earning assets, which increased interest income $72.9 million. This increase was partially offset by a decrease in the average yield on earning assets from 8.24% to 8.10%, or a $37.9 million decrease in interest income.

         The decline in interest income during the second quarter of 2001 is a result of a decrease in interest rates during the quarter. While the average yields on earning assets declined, average rates paid for interest-bearing liabilities also decreased and the overall net interest income improved. Reference is made to the Asset/Liability and Market Risk Management discussions for additional information regarding changes in interest rates and how the company is positioned to react to the changes.

         The percentage of loans to total earning assets has increased over the past two quarters as well as over the prior year. This change in mix is being driven by the growth of loans (see the Loan discussion) and a strategy by management to lower the level of investment securities. During the quarter, the investment securities portfolio was restructured (see the Investment Securities discussion). A portion of the proceeds from the sale of investment securities was used to reduce short-term debt.

INTEREST EXPENSE

         The following table presents a breakdown of average interest-bearing liabilities.

                                                                                   THREE MONTHS ENDED
                                                                           ---------------------------------    SIX MONTHS ENDED
                                                                                JUNE 30,                            JUNE 30,
                                                                           ------------------      MARCH 31,   ------------------
                                                                           2001         2000         2001      2001         2000
                                                                           -----        -----        -----     -----        -----
                                                                                            (DOLLARS IN BILLIONS)
              Average interest-bearing liabilities ...................     $26.8        $26.4        $27.5     $27.2        $26.1
                Comprised of:
                  Deposits ...........................................        73%          73%          70%       71%          74%
                  Short-term borrowings ..............................        17           23           22        19           22
                  FHLB advances and long-term debt ...................        10            4            8        10            4

              Rate paid on average interest-bearing liabilities ......      4.47%        4.81%        4.97%     4.72%        4.64%

         Interest expense decreased $16.8 million in the second quarter of 2001 compared to the same quarter last year. This decrease was driven by a decrease in the average rate paid for interest-bearing liabilities from 4.81% to 4.47%, which resulted from the decreasing interest-rate environment. This reduction in rates paid decreased interest expense $26.1 million. Partially offsetting this decrease was a 1.7% increase in average interest-bearing liabilities, which increased interest expense $9.3 million. Compared to the first quarter of 2001, interest expense decreased $38.8 million due primarily to the decline in interest rates. The average rate paid for interest-bearing liabilities decreased from 4.97% to 4.47%, which reduced interest expense $31.7 million. Also contributing to the decrease was a $741 million reduction in average interest-bearing liabilities, which reduced interest expense $7.1 million. This decrease resulted primarily from a reduction in short-term borrowings partially offset by increases in interest-bearing deposits and long-term debt.

         For the first half of 2001, interest expense increased $34.3 million. The increase was driven by a 4.2% increase in average interest-bearing liabilities, which increased interest expense $37.0 million. The increase in average interest-bearing liabilities related to interest-bearing deposits and long-term debt; this growth was partially offset by a decrease in short-term borrowings. The increase in interest expense was partially offset by a reduction in the rate paid on interest-bearing liabilities, which reduced interest expense $2.7 million.

         The decreases in interest rates in 2001 by the Federal Reserve and an additional decrease, which management anticipates in the third quarter of 2001, are expected to lower Union Planters' borrowing cost. The reduction in short-term borrowings during the second quarter is expected to reduce the Company's exposure to changes in interest rates. Additional rate reductions are not expected to have as significant an impact because the rates paid on certain deposit products do not react as quickly as other instruments and certain deposit products may reach minimum rate levels. Reference is made to the Asset/Liability and Market Risk Management section for a discussion of the impact of declining interest rates. These are forward-looking statements and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans for the second quarter of 2001 was $28.9 million, or .45% of average loans on an annualized basis. This compares to $25.3 million, or .41% of average loans, for the first quarter of 2001 and $19.7 million, or .35% of average loans, for the second quarter of 2000. The higher provision for losses on loans in the first and second quarters of 2001 is attributable to the growth of loans and the downturn in the economy and the resulting increase in nonperforming loans. Reference is made to the "Allowance for Losses on Loans" and "Nonperforming Loans" discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

NONINTEREST INCOME

         Noninterest income for the second quarter of 2001 was $187.2 million, an increase of $22.3 million, or 13.5%, from the first quarter of 2001 and an increase of $48.7 million, or 35.1%, from the second quarter of 2000. Included in noninterest income for the second quarter of 2001 was an investment securities gain of $8.3 million. For the same period in 2000, noninterest income included $4.8 million resulting from the reversion of excess assets of a pension plan of an acquired entity. Both of these items are considered nonoperating by management.

         Growth of noninterest income continues to be one of management's priorities. Operating noninterest income as a percentage of total revenues increased to 36.1% in the second quarter of 2001, compared to 30.0% for the same quarter last year and 34.6% for the first quarter of 2001. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements. The strong growth in noninterest income is attributable to successful efforts in several areas. Additionally, the Jefferson Heritage acquisition in February 2001 and the Strategic Outsourcing, Inc. (SOI) acquisition in April 2000 contributed to the growth.

         MORTGAGE BANKING REVENUES. These revenues increased $21.3 million in the second quarter of 2001 compared to the same period in 2000 and increased $4.7 million compared to the first quarter of 2001. For the first half of 2001, mortgage banking revenues increased $40.0 million, or 84.5%, to $87.4 million. The lower interest-rate environment, which increased mortgage loan production and the level of mortgage refinancing activity, and the divestiture of home mortgage loans were the primary drivers of this growth. In the second quarter of 2001, Union Planters sold $258 million of loans, which resulted in a gain of $2.8 million.

         SERVICE CHARGES ON DEPOSIT ACCOUNTS. These fees increased 26.0% to $56.3 million for the second quarter of 2001 compared to the same period in 2000. Service charges on deposit accounts were $53.4 million for the first quarter of 2001. For the first half of 2001, these fees increased $23.0 million, or 26.5%. This increase is attributable to a more consistent administration of competitive pricing and collections on all account relationships across the entire franchise.

         SOI NET REVENUES. SOI is one of the largest providers of professional employment services in the United States, which include workers' compensation, employee benefits management, payroll administration, safety and risk management services, human resource administration, and compliance administration. Clients, who are typically small and medium-sized businesses, are provided cost-effective approaches to the management of critical human resource responsibilities and employer risks. Union Planters acquired SOI in April 2000. Net SOI revenues were $6.1 million for the second quarter of 2001, an increase of $4.6 million compared to the same period in 2000 and level with the first quarter of 2001. For the first six months of 2001, net SOI revenues were $12.1 million compared to $1.5 million for the same period in 2000.

         MERCHANT SERVICING INCOME. These revenues are primarily from Union Planters' merchant processing, which are earned by the conversion to cash of payments received by merchants from customers using credit cards, debit cards, purchase cards, and private label cards. Merchant servicing income increased $1.9 million to $11.3 million for the second quarter of 2001 as compared to the second quarter last year. These revenues increased $1.6 million from the first quarter of 2001. For the six months ended June 30, 2001 and 2000, these revenues were $21.0 million and $17.8 million, respectively.

         INSURANCE AND INVESTMENTS. This category of noninterest income is comprised of insurance commissions, annuity sales commissions, and brokerage fee income. For the second quarter of 2001, these revenues were $12.0 million, an increase of $333,000 from the first quarter of 2001 and a decrease of $857,000 from the second quarter of 2000. For the first half of 2001, insurance and investments were $23.7 million compared to $26.3 million for the same period in 2000. The decrease in these revenues resulted primarily from declines in brokerage fees and annuity sales income. During the second quarter of 2001, brokerage fee income increased due to the improving stock market.

         OTHER NONINTEREST INCOME. Revenues from Union Planters' Small Business Administration (SBA) trading operations are generated from buying, selling, and securitizing government-guaranteed SBA pools and government-guaranteed portions of SBA loans. These revenues increased $916,000 to $2.2 million for the second quarter of 2001 compared to the second quarter of 2000. Compared to the first quarter of 2001, these revenues decreased $549,000. For the first half of 2001, SBA trading revenues increased $2.2 million over the same period in 2000.

         Union Planters has a limited partnership investment of $10.3 million in VSIBG, a registered broker-dealer whose principal business is the purchase and sale of fixed income securities for institutional clients. Union Planters' share of earnings from this investment increased $1.8 million and $578,000, respectively, for the second quarter of 2001 compared to the same period last year and compared to the first quarter of 2001. For the six months ended June 30, 2001, earnings from this investment were $3.3 million, an increase of $3.1 million from the same period a year ago.

NONINTEREST EXPENSE

         Noninterest expense for the second quarter of 2001 was $309.0 million, which compares to $275.9 million for the second quarter of 2000 and $289.7 million for the first quarter of 2001. For the first six months of 2001, noninterest expense was $598.7 million compared to $547.6 million for the same period in 2000. The Company's efficiency ratio for the second quarter of 2001 was 56.52%, compared to 56.31% for the first quarter of 2001 and 57.27% for the second quarter of 2000.

         The Jefferson Heritage acquisition (February 2001) and SOI acquisition (April 2000) increased noninterest expense approximately $8 million and $16 million for the second quarter and first half of 2001, respectively, compared to the same periods in 2000. Also, during the second quarter of 2001 mortgage production increased as interest rates decreased. The increased production increased expenses in the mortgage operations $1.6 million over the first quarter of 2001 and $7.3 million over the second quarter of 2000. The major components of noninterest expense are presented on the consolidated statement of earnings and in Note 6 to the unaudited interim consolidated financial statements. A discussion of the significant expense categories impacting the changes in noninterest expense follows:

         SALARIES AND EMPLOYEE BENEFITS. These expenses represent the largest category of noninterest expense and increased $5.6 million for the second quarter of 2001 to $133.2 million when compared to the second quarter of 2000. Compared to the first quarter of 2001, these expenses increased $827,000. For the first half of 2001, salaries and employee benefits increased $9.2 million over the same period last year. At June 30, 2001, Union Planters had 12,358 full-time equivalent employees, compared to 12,639 and 12,608, respectively, at June 30, 2000 and March 31, 2001.

         The increase in salaries and employee benefit expense was driven partially by the Jefferson Heritage and SOI acquisitions. Also contributing to the increase was increased incentive compensation due to higher levels of production, primarily in mortgage operations.

         OCCUPANCY AND EQUIPMENT EXPENSE. Net occupancy and equipment expense was $48.4 million for the second quarter of 2001, an increase of $3.6 million and $535,000, respectively, from the second quarter of 2000 and first quarter of 2001. These expenses increased due to the Jefferson Heritage and SOI acquisitions and increased operating costs. For the first half of 2001 these expenses were $96.3 million, an increase of $7.0 million over the same period in 2000.

         GOODWILL AND OTHER INTANGIBLES AMORTIZATION. The increase year over year in the amortization of goodwill and other intangibles is attributable to the Jefferson Heritage and SOI acquisitions.

         MORTGAGE INTANGIBLES EXPENSE. The lower interest-rate environment during the first quarter of 2001 resulted in increased amortization of mortgage servicing rights as well as a valuation allowance. During the second quarter of 2001, "prepayment speeds" slowed, which resulted in a slower amortization rate and the first quarter valuation allowance was reversed. For the second quarter of 2001, these expenses decreased $562,000 compared to the same period in 2000 and $6.1 million compared to the first quarter of 2001. For the first half of 2001, these expenses increased $5.1 million compared to the same period in 2000. The increase this year over last year relates to the higher level of mortgage production.

         UPEXCEL PROJECT EXPENSE. During the first quarter of 2001, Union Planters started a strategic initiative, UPExcel, to drive significant new business growth and to better control costs. The UPExcel program is a comprehensive "grass roots" self-improvement project that is designed to enhance client service, identify opportunities for new revenue generation and expense savings, and result in a more efficient and more profitable operation. At the end of the second quarter, the project was entering the final planning phase, after which implementation of the various initiatives will begin. Some of the changes resulting from the project are already in place, including a new management structure announced at the end of June as well as providing better customer service. Included in noninterest expense for the second quarter of 2001 are $8.0 million of costs related to this project, which were considered a nonoperating expense item by management. UPExcel is designed to be fully implemented over the next 18 months. These are forward-looking statements and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

         OTHER MISCELLANEOUS EXPENSES. For the second quarter and first half of 2001, miscellaneous charge-offs increased $2.5 million and $5.3 million, respectively. The increase over the same period last year was partially due to a recovery of previously charged-off items in the first quarter of 2000 and to a higher level of losses in 2001. Compared to the first quarter of 2001, miscellaneous charge-offs increased $2.8 million.

         Provisions for losses on FHA/VA foreclosure claims increased $2.4 million and $2.1 million, respectively, for the three and six months ended June 30, 2001 compared to the same period in 2000. Compared to the first quarter of 2001 the increase was $3.0 million.

         Advertising and promotion expense for the second quarter of 2001 increased $2.7 million compared to the first quarter of 2001 and increased $572,000 compared to the second quarter of 2000. For the first half of 2001, advertising and promotion expenses increased $1.8 million compared to the same period in 2000.

         Credit-related expenses (expenses related to origination of loan products) increased $3.5 million in the second quarter of 2001 to $5.8 million compared to the second quarter of 2000. This compares to an increase of $2.7 million over the first quarter of 2001. For the first six months of 2001, these expenses increased $5.2 million compared to the same period in 2000. The change in credit-related expenses is attributable to the increase in loan production, primarily mortgage loans.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                                THREE MONTHS ENDED JUNE 30,
                                                         ------------------------------------------------------------------------
                                                                     2001                                        2000
                                                         ----------------------------------    ----------------------------------
                                                                          INTEREST    FTE                       INTEREST    FTE
                                                           AVERAGE        INCOME/    YIELD/      AVERAGE        INCOME/    YIELD/
                                                           BALANCE        EXPENSE     RATE       BALANCE        EXPENSE     RATE
                                                         ------------     --------   ------    ------------     --------   ------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial
    institutions ....................................    $     60,822     $    650    4.29%    $     26,785     $    193    2.90%
  Federal funds sold and securities purchased
    under agreements to resell ......................          47,465          484    4.09           96,490        1,578    6.58
  Trading account assets ............................         249,891        4,410    7.08          184,841        3,362    7.32
  Investment securities(1)(2)
    Taxable .........................................       4,374,538       71,282    6.54        6,145,785       98,491    6.45
    Tax-exempt ......................................       1,157,832       22,133    7.67        1,246,479       23,894    7.71
                                                         ------------     --------             ------------     --------
          Total investment securities ...............       5,532,370       93,415    6.77        7,392,264      122,385    6.66
  Loans, net of unearned income(1)(3)(4) ............      25,798,890      524,264    8.15       23,058,844      508,262    8.87
                                                         ------------     --------             ------------     --------
          TOTAL EARNING ASSETS(1)(2)(3)(4) ..........      31,689,438      623,223    7.89       30,759,224      635,780    8.31
                                                         ------------     --------             ------------     --------
  Cash and due from banks ...........................         749,953                               909,685
  Premises and equipment ............................         602,321                               632,790
  Allowance for losses on loans .....................        (342,269)                             (350,085)
  Goodwill and other intangibles ....................         970,927                               962,208
  Other assets ......................................         996,089                               949,561
                                                         ------------                          ------------
          TOTAL ASSETS ..............................    $ 34,666,459                          $ 33,863,383
                                                         ============                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts .............................    $  4,351,669     $ 42,418    3.91%    $  3,826,930     $ 40,075    4.21%
  Interest-bearing checking .........................       3,139,032       10,953    1.40        3,309,979       12,410    1.51
  Savings deposits ..................................       1,375,179        5,098    1.49        1,513,795        5,408    1.44
  Certificates of deposit of $100,000 and over ......       2,129,634       31,232    5.88        2,228,985       31,775    5.73
  Other time deposits ...............................       8,604,022      117,557    5.48        8,268,440      110,926    5.40
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase ................       3,429,852       36,413    4.26        2,659,034       39,079    5.91
    Short-term senior notes .........................              --           --                  408,791        6,904    6.79
    Other ...........................................       1,052,586       12,241    4.66        3,019,708       48,398    6.45
  Long-term debt
    Federal Home Loan Bank advances .................       1,386,592       17,926    5.19          236,743        3,864    6.56
    Subordinated capital notes ......................         974,025       17,558    7.23          475,130        7,754    6.56
    Medium-term senior notes ........................          60,000        1,025    6.85           60,000        1,024    6.86
    Trust Preferred Securities ......................         199,093        4,128    8.32          199,058        4,127    8.34
    Other ...........................................         102,975        2,001    7.79          154,836        3,648    9.48
                                                         ------------     --------             ------------     --------
     TOTAL INTEREST-BEARING LIABILITIES .............      26,804,659      298,550    4.47       26,361,429      315,392    4.81
  Noninterest-bearing demand deposits ...............       4,077,740           --                4,058,827           --
                                                         ------------     --------             ------------     --------
     TOTAL SOURCES OF FUNDS .........................      30,882,399      298,550               30,420,256      315,392
                                                                          --------                              --------
  Other liabilities .................................         704,047                               625,244
  Shareholders' equity
    Preferred stock .................................          19,304                                20,398
    Common equity ...................................       3,060,709                             2,797,485
                                                         ------------                          ------------
      Total shareholders' equity ....................       3,080,013                             2,817,883
                                                         ------------                          ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...    $ 34,666,459                          $ 33,863,383
                                                         ============                          ============
NET INTEREST INCOME(1) ..............................                     $324,673                              $320,388
                                                                          ========                              ========

INTEREST-RATE SPREAD(1) .............................                                 3.42%                                 3.50%
                                                                                      ====                                  ====

NET INTEREST MARGIN(1) ..............................                                 4.11%                                 4.19%
                                                                                      ====                                  ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans ...........................................                     $  1,465                              $  1,435
    Investment securities ...........................                        7,044                                 7,601
                                                                          --------                              --------
          TOTAL .....................................                     $  8,509                              $  9,036
                                                                          ========                              ========

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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       ANALYSIS OF VOLUME AND RATE CHANGES

                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                             2001 VERSUS 2000
                                                                                  ---------------------------------------
                                                                                   INCREASE (DECREASE)
                                                                                   DUE TO CHANGE IN:(1)
                                                                                  -----------------------         TOTAL
                                                                                  AVERAGE         AVERAGE       INCREASE
                                                                                   VOLUME           RATE       (DECREASE)
                                                                                  --------       --------      ----------
                                                                                          (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ......................      $    332       $    125       $    457
  Federal funds sold and securities purchased under agreements to resell ...          (627)          (467)        (1,094)
  Trading account assets ...................................................         1,160           (112)         1,048
  Investment securities (FTE) ..............................................       (31,056)         2,086        (28,970)
  Loans, net of unearned income (FTE) ......................................        58,483        (42,481)        16,002
                                                                                  --------       --------       --------
          TOTAL INTEREST INCOME (FTE) ......................................        28,292        (40,849)       (12,557)
                                                                                  --------       --------       --------

INTEREST EXPENSE
  Money market accounts ....................................................         5,323         (2,980)         2,343
  Interest-bearing checking ................................................          (609)          (848)        (1,457)
  Savings deposits .........................................................          (498)           188           (310)
  Certificates of deposit of $100,000 and over .............................        (1,389)           846           (543)
  Other time deposits ......................................................         4,785          1,846          6,631
  Short-term borrowings ....................................................       (21,321)       (24,406)       (45,727)
  Long-term debt ...........................................................        22,940           (719)        22,221
                                                                                  --------       --------       --------
          TOTAL INTEREST EXPENSE ...........................................         9,231        (26,073)       (16,842)
                                                                                  --------       --------       --------
CHANGE IN NET INTEREST INCOME (FTE) ........................................      $ 19,061       $(14,776)      $  4,285
                                                                                  ========       ========       ========
PERCENTAGE INCREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD .........                                        1.34%
                                                                                                                ========

--------------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------------------------------------------------
                                                                           2001                                2000
                                                            ----------------------------------  ----------------------------------
                                                                            INTEREST     FTE                    INTEREST     FTE
                                                              AVERAGE        INCOME/    YIELD/    AVERAGE        INCOME/    YIELD/
                                                              BALANCE        EXPENSE     RATE     BALANCE        EXPENSE     RATE
                                                            -----------    ----------   ------  -----------    ----------   ------
                                                                                     (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial institutions ...   $    47,147    $    1,137    4.86%  $    31,138    $      513    3.31%
  Federal funds sold and securities purchased
    under agreements to resell ..........................        41,167         1,003    4.91        83,861         2,607    6.25
  Trading account assets ................................       228,352         8,646    7.64       225,205         8,416    7.52
  Investment securities(1) (2)
    Taxable .............................................     4,909,599       159,967    6.57     6,257,532       200,182    6.43
    Tax-exempt ..........................................     1,170,535        45,091    7.77     1,261,207        48,586    7.75
                                                            -----------    ----------           -----------    ----------
          Total investment securities ...................     6,080,134       205,058    6.80     7,518,739       248,768    6.65
  Loans, net of unearned income(1) (3) (4) ..............    25,498,712     1,065,060    8.42    22,544,773       985,585    8.79
                                                            -----------    ----------           -----------    ----------
        TOTAL EARNING ASSETS(1) (2) (3) (4) .............    31,895,512     1,280,904    8.10    30,403,716     1,245,889    8.24
                                                                           ----------                          ----------
Cash and due from banks .................................       771,617                             942,988
Premises and equipment ..................................       602,617                             632,876
Allowance for losses on loans ...........................      (340,482)                           (348,131)
Goodwill and other intangibles ..........................       966,833                             964,244
Other assets ............................................       987,836                             962,406
                                                            -----------                         -----------
        TOTAL ASSETS ....................................   $34,883,933                         $33,558,099
                                                            ===========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts .................................   $ 4,149,658    $   84,895    4.13%  $ 3,871,068    $   79,102    4.11%
  Interest-bearing checking .............................     3,144,278        22,386    1.44     3,356,588        25,104    1.50
  Savings deposits ......................................     1,363,149         9,975    1.48     1,536,068        11,037    1.44
  Certificates of deposit of $100,000 and over ..........     2,196,118        66,015    6.06     2,103,577        57,863    5.53
  Other time deposits ...................................     8,559,661       241,088    5.68     8,336,204       217,456    5.25
  Short-term borrowings
    Federal funds purchased and securities sold
      under agreements to repurchase ....................     3,635,715        87,143    4.83     2,501,508        69,831    5.61
    Short-term senior notes .............................            --            --      --       240,659         8,016    6.70
    Other ...............................................     1,584,190        43,374    5.52     3,012,839        93,230    6.22
  Long-term debt
    Federal Home Loan Bank advances .....................     1,361,512        37,521    5.56       219,413         6,876    6.30
    Subordinated capital notes ..........................       816,848        28,791    7.11       475,315        15,513    6.56
    Medium-term senior notes ............................        60,000         2,049    6.89        60,000         2,049    6.87
    Trust Preferred Securities ..........................       199,089         8,255    8.36       199,053         8,255    8.34
    Other ...............................................       103,092         4,448    8.70       159,046         7,298    9.23
                                                            -----------    ----------           -----------    ----------
        TOTAL INTEREST-BEARING LIABILITIES ..............    27,173,310       635,940    4.72    26,071,338       601,630    4.64
Noninterest-bearing demand deposits .....................     3,984,400            --             4,043,121            --
                                                            -----------    ----------           -----------    ----------
        TOTAL SOURCES OF FUNDS ..........................    31,157,710       635,940            30,114,459       601,630
                                                            -----------    ----------           -----------    ----------
Other liabilities .......................................       697,628                             613,761
Shareholders' equity
  Preferred stock .......................................        19,417                              20,582
  Common equity .........................................     3,009,178                           2,809,297
                                                            -----------                         -----------
        TOTAL SHAREHOLDERS' EQUITY ......................     3,028,595                           2,829,879
                                                            -----------                         -----------
        TOTAL LIABILITIES AND SHAREHOLDERS EQUITY .......   $34,883,933                         $33,558,099
                                                            ===========                         ===========

NET INTEREST INCOME(1) ..................................                  $  644,964                          $  644,259
                                                                           ==========                            ========

INTEREST-RATE SPREAD(1) .................................                                3.38%                               3.60%
                                                                                         ====                                ====

NET INTEREST MARGIN(1) ..................................                                4.08%                               4.26%
                                                                                         ====                                ====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans ...............................................                  $    3,134                          $    2,677
    Securities ..........................................                      14,640                              15,480
                                                                           ----------                          ----------
          TOTAL .........................................                  $   17,774                          $   18,157
                                                                           ==========                          ==========

---------------
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.
(3) Includes loan fees in both interest income and the calculation of the yield on loans.
(4)      Includes loans on nonaccrual status.

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                                2001 VERSUS 2000
                                                                                   ------------------------------------------
                                                                                      INCREASE (DECREASE)
                                                                                     DUE TO CHANGE IN: (1)
                                                                                   -------------------------          TOTAL
                                                                                    AVERAGE         AVERAGE         INCREASE
                                                                                    VOLUME            RATE         (DECREASE)
                                                                                   ---------        --------       ----------
                                                                                             (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ......................       $     327        $    297        $    624
  Federal funds sold and securities purchased under agreements to resell ...          (1,129)           (475)         (1,604)
  Trading account assets ...................................................             107             123             230
  Investment securities (FTE) ..............................................         (49,027)          5,317         (43,710)
  Loans, net of unearned income (FTE) ......................................         122,622         (43,147)         79,475
                                                                                   ---------        --------        --------
          TOTAL INTEREST INCOME ............................................          72,900         (37,885)         35,015
                                                                                   ---------        --------        --------

INTEREST EXPENSE
  Money market accounts ....................................................           5,491             302           5,793
  Interest-bearing checking ................................................          (1,582)         (1,136)         (2,718)
  Savings deposits .........................................................          (1,287)            225          (1,062)
  Certificates of deposit of $100,000 and over .............................           2,564           5,588           8,152
  Other time deposits ......................................................           5,783          17,849          23,632
  Short-term borrowings ....................................................         (15,114)        (25,446)        (40,560)
  Long-term debt ...........................................................          41,122             (49)         41,073
                                                                                   ---------        --------        --------
          TOTAL INTEREST EXPENSE ...........................................          36,977          (2,667)         34,310
                                                                                   ---------        --------        --------
CHANGE IN NET INTEREST INCOME (FTE) ........................................       $  35,923        $(35,218)       $    705
                                                                                   =========        ========        ========

PERCENTAGE INCREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD .........                                             .11%
                                                                                                                    ========

---------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                               FINANCIAL CONDITION

         Union Planters' total assets were $34.5 billion at June 30, 2001, compared to $34.2 billion at June 30, 2000 and $34.7 billion at December 31, 2000. Average assets were $34.7 billion for the second quarter of 2001 compared to $33.9 billion for the second quarter of 2000. The increase in average assets relates primarily to the Jefferson Heritage acquisition (see Note 2 to the unaudited interim consolidated financial statements).

         Earning assets at June 30, 2001 were $31.5 billion compared to $31.6 billion at December 31, 2000 and $32.5 billion at March 31, 2001. Average earning assets were $31.7 billion for the second quarter of 2001 which compares to $30.8 billion for the same period last year and compared to $32.1 billion for the first quarter of 2001.

INVESTMENT SECURITIES

         Union Planters' investment securities portfolio of $5.3 billion at June 30, 2001 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $7.0 billion and $6.8 billion at June 30, 2000 and December 31, 2000, respectively. The decrease in investment securities is consistent with management's strategy of reducing the proportion of investment securities to total earning assets as loan growth occurs.

         During the second quarter of 2001, management restructured the investment securities portfolio to minimize the Company's interest-rate risk, enhance liquidity, reduce short-term borrowings, and improve the rate of return on earning assets. As part of this restructuring, Union Planters sold $1.0 billion of its available for sale investment securities portfolio in the quarter, which resulted in a gain of $8.3 million.

         At June 30, 2001, these securities had net unrealized gains of $86.2 million (before income taxes). This compares to net unrealized losses of $237.5 million and $5.8 million, respectively, at June 30, 2000 and December 31, 2000. The change from an unrealized loss in the portfolio to an unrealized gain resulted from the decreasing interest-rate environment and the portfolio restructuring. Reference is made to Note 5 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at June 30, 2001 and December 31, 2000.

         U.S. Treasury and U.S. Government agency obligations represented approximately 54.9% of the investment securities portfolio at June 30, 2001, (81.0% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues). Union Planters has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and "Asset/Liability and Market Risk Management" discussions for information regarding the market-risk in the investment securities portfolio.

         The limited credit risk in the investment securities portfolio at June 30, 2001 consisted of 17.4% investment grade CMOs, 22.4% municipal obligations, and 5.3% other stocks and securities (primarily Federal Reserve Bank and FHLB stock).

LOANS

         Loans, net of unearned income, at June 30, 2001 were $24.5 billion compared to $23.3 billion and $24.0 billion at June 30, 2000 and December 31, 2000, respectively. Loans held for resale were $1.3 billion at June 30, 2001 compared to $356.9 million and $457.1 million, respectively, at June 30 and December 31, 2000. The growth in loans held for resale relates to the increase in mortgage production in the current decreasing interest-rate environment. Note 3 to the unaudited interim consolidated financial statements included in Part I.
Item 1 of this report presents the composition of the loan portfolio.

         Average loans, excluding FHA/VA loans, were $25.5 billion for the second quarter of 2001 compared to $22.6 billion for the same quarter in 2000 and compared to $24.9 billion for the first quarter of 2001. The loan growth has been driven by continued strong mortgage production, the acquisition of Jefferson Heritage in the first quarter of 2001, and growth of the majority of other loan categories, except for consumer loans, primarily indirect lending, which have declined. During the first and second quarters of 2001, loan sales have partially offset the growth.

         Excluding the impact of these loan divestitures and Jefferson Heritage acquisition, average loans increased approximately 8.9% compared to the same quarter last year. This growth consisted of 12.2% in residential real estate loans, 19.5% other mortgage loans, and 6.2% growth in commercial, construction, financial, and agricultural loans. Consumer loans declined 8.5% over this period. The slowing of the economy has slowed loan growth and future growth will depend on the duration of the slowdown.

         The recent decline in interest rates has increased the level of mortgage loan refinancings as well as prepayments related to mortgage-backed loans and investments. At June 30, 2001, approximately 30% of Union Planters' earning assets were mortgage-backed loans and mortgage-backed securities. Reference is made to the Asset/Liability and Market Risk Management section of this discussion for additional information regarding the impact of lower interest rates on interest income.

ALLOWANCE FOR LOSSES ON LOANS

         Union Planters maintains the allowance for losses on loans (the allowance) at a level deemed sufficient to absorb estimated losses incurred in the loan portfolio at the balance sheet date. The allowance is reviewed quarterly to assess the risk in the portfolio. This methodology includes assigning loss factors to loans with similar characteristics for which estimates of incurred probable loss can be assessed. The loss factors are based on historical experience as adjusted for current business and economic conditions, and are applied to the respective portfolios to assist in determination of the overall adequacy of the allowance.

         A periodic review of selected loans (based on loan size) is conducted to identify loans with heightened risk or incurred losses. The primary responsibility for this review rests with management personnel assigned with accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters' credit review function and regulatory agencies. These reviews provide information which assists in the timely identification of problems or potential problems and provide a basis for determination of whether the credit represents a probable loss or risk which should be recognized.

         The following table provides a reconciliation of the allowance at the dates indicated and certain key ratios for the six-month periods ended June 30, 2001 and 2000 and for the year ended December 31, 2000.

                                                                             SIX MONTHS ENDED                   YEAR ENDED
                                                                                  JUNE 30,                     DECEMBER 31,
                                                                     ---------------------------------         ------------
                                                                         2001                 2000                 2000
                                                                     ------------         ------------         ------------
                                                                                      (DOLLARS IN THOUSANDS)

BALANCE AT THE BEGINNING OF PERIOD ...........................       $    335,452         $    342,300         $    342,300
LOANS CHARGED OFF
  Commercial, financial, and agricultural ....................             26,371               19,616               42,947
  Foreign ....................................................                 22                  117                  120
  Accounts receivable - factoring ............................              5,452                7,874               14,644
  Real estate - construction .................................              1,544                1,941                3,292
  Real estate - mortgage
     Secured by 1-4 family residential .......................             10,801                5,426               12,810
     Other mortgage ..........................................              4,558                1,663                3,247
  Home equity ................................................                452                  892                1,334
  Consumer ...................................................             25,123               24,819               52,959
  Direct lease financing .....................................                322                   --                   28
                                                                     ------------         ------------         ------------
          Total charge-offs ..................................             74,645               62,348              131,381
                                                                     ------------         ------------         ------------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural ....................              6,147                8,277               13,333
  Foreign ....................................................                433                  119                  214
  Accounts receivable - factoring ............................              1,745                  933                2,724
  Real estate - construction .................................                522                  514                2,173
  Real estate - mortgage
    Secured by 1-4 family residential ........................              1,151                1,145                1,943
    Other mortgage ...........................................              2,227                5,145                5,834
  Home equity ................................................                160                  338                  561
  Consumer ...................................................             12,339               12,433               22,681
                                                                     ------------         ------------         ------------
          Total recoveries ...................................             24,724               28,904               49,463
                                                                     ------------         ------------         ------------

Net charge-offs ..............................................            (49,921)             (33,444)             (81,918)
Provision charged to expense .................................             54,200               37,002               77,062
Decrease due to loan sales ...................................             (2,616)                  --               (1,992)
Increase due to acquisitions .................................              5,753                   --                   --
                                                                     ------------         ------------         ------------
          BALANCE AT END OF PERIOD ...........................       $    342,868         $    345,858         $    335,452
                                                                     ============         ============         ============

Total loans, net of unearned income, at end of period ........       $ 24,491,682         $ 23,328,190         $ 23,957,494
Less: FHA/VA government insured/guaranteed loans .............            298,239              447,815              283,543
                                                                     ------------         ------------         ------------

          LOANS USED TO CALCULATE RATIOS .....................       $ 24,193,443         $ 22,880,375         $ 23,673,951
                                                                     ============         ============         ============

Average total loans, net of unearned income, during period ...       $ 25,498,712         $ 22,544,773         $ 23,216,203
Less: Average FHA/VA government-insured/guaranteed loans .....            294,896              481,385              334,172
                                                                     ------------         ------------         ------------

          AVERAGE LOANS USED TO CALCULATE RATIOS .............       $ 25,203,816         $ 22,063,388         $ 22,882,031
                                                                     ============         ============         ============

RATIOS(1):
  Allowance at end of period/loans, net of unearned income ...               1.42%                1.51%                1.42%
  Charge-offs/average loans, net of unearned income(2) .......                .60                  .57                  .57
  Recoveries/average loans, net of unearned income(2) ........                .20                  .27                  .21
  Net charge-offs/average loans, net of unearned income(2) ...                .40                  .30                  .36
  Provision/average loans, net of unearned income(2) .........                .43                  .34                  .34

---------------
(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans (FHA/VA loans), since they represent minimal credit risk.
(2)      Amounts annualized for June 30, 2001 and 2000.

         The allowance at June 30, 2001 was $342.9 million, an increase of $7.4 million from December 31, 2000. The allowance at June 30, 2000 was $345.9 million. The increase in the allowance from December 31, 2000 related to a $5.8 million increase from the acquisition of Jefferson Heritage and the provision for losses on loans exceeding net charge-offs by $4.3 million for the first half of 2001. These increases were somewhat offset by a $2.6 million reduction due to loan sales.

         Annualized net charge-offs as a percentage of average loans were .43% for the second quarter of 2001 (.40% for the first half of 2001), an increase over .35% for the second quarter of 2000 (.30% for the first half of 2000) and up from .37% for the first quarter of 2001. The higher levels of charge-offs were primarily related to the slowing economy.

NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                                                         JUNE 30,
                                                                                                 ---------------------    MARCH 31,
                                                                                                   2001         2000        2001
                                                                                                 --------     --------    --------
                                                                                                      (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS ............................................................................    $223,609     $127,685    $174,027
RESTRUCTURED LOANS ..........................................................................       1,166        1,680       1,401
                                                                                                 --------     --------    --------
          TOTAL NONPERFORMING LOANS .........................................................     224,775      129,365     175,428
                                                                                                 --------     --------    --------

FORECLOSED PROPERTIES
  Other real estate owned, net ..............................................................      56,168       38,868      54,819
  Other foreclosed property .................................................................       1,593        1,213       2,016
                                                                                                 --------     --------    --------
          TOTAL FORECLOSED PROPERTIES .......................................................      57,761       40,081      56,835
                                                                                                 --------     --------    --------

          TOTAL NONPERFORMING ASSETS ........................................................    $282,536     $169,446    $232,263
                                                                                                 ========     ========    ========

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST ..................................    $131,995     $ 78,843    $109,705
                                                                                                 ========     ========    ========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans past due 90 days or more and still accruing interest ................................    $120,362     $166,231    $129,776
  Nonaccrual loans ..........................................................................       2,296        4,408       3,216

RATIOS (1):
  Nonperforming loans/loans, net of unearned income .........................................         .93%         .57%        .72%
  Nonperforming assets/loans, net of unearned income plus foreclosed properties .............        1.17          .74         .95
  Allowance for losses on loans/nonperforming loans .........................................         153          267         195
  Loans past due 90 days or more and still accruing interest/loans, net of unearned income ..         .55          .34         .45

---------------
(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

         The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

                                                              NONACCRUAL LOANS (1)         LOANS PAST DUE 90 DAYS OR MORE (1)
                                                    ------------------------------------   ----------------------------------
                                                            JUNE 30,                              JUNE 30,
                                                    ---------------------     MARCH 31,    --------------------     MARCH 31,
                                                      2001         2000         2001         2001        2000         2001
                                                    --------     --------     ---------    --------     -------     ---------
                                                                                (DOLLARS IN THOUSANDS)
LOAN TYPE
  Commercial, financial, and agricultural .....     $ 76,609     $ 53,367     $ 66,031     $ 19,176     $ 9,522     $ 13,296
  Foreign .....................................          685           85          960           30          --           30
  Real estate - construction ..................       25,602       17,722       10,891        5,268       1,485        3,407
  Real estate - mortgage
     Secured by 1-4 family residential ........       57,150       22,275       49,747       82,718      53,049       73,411
     Other mortgage ...........................       59,154       30,347       41,312       18,135       9,689       12,490
  Home equity .................................        2,809        1,398        3,265        1,062         617          867
  Consumer ....................................        1,582        2,476        1,806        5,240       4,044        4,898
  Direct lease financing ......................           18           15           15          366         437        1,306
                                                    --------     --------     --------     --------     -------     --------
          TOTAL ...............................     $223,609     $127,685     $174,027     $131,995     $78,843     $109,705
                                                    ========     ========     ========     ========     =======     ========

---------------
(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

         LOANS OTHER THAN FHA/VA LOANS. Nonperforming assets increased $50.3 million over the first quarter of 2001 and $113.1 million over June 30, 2000. With a slowing of the economy, a general increase in all categories of nonperforming assets has been experienced in 2001. The increase in the second quarter of 2001 related primarily to two loans being placed on nonaccrual status. These loans are secured and/or reserved to the point management does not anticipate any additional provisions for them. The increase over 2000 was attributable to a general increase in nonperforming assets and the acquisition of Jefferson Heritage (acquired February 2001), which increased nonperforming assets approximately $15 million. Management believes the risk of losses in nonperforming assets will be mitigated by the diversity of the loan portfolio and the generally sound collateralization practices across the banking franchise. These are forward-looking statements and actual results could differ because of several factors, including those mentioned in the Cautionary Statements Regarding Forward-Looking Information at the beginning of this discussion.

         Loans past due 90 days or more and still accruing interest totaled $132.0 million, or .55% of loans, at June 30, 2001 compared to $109.7 million, or .45%, and $78.8 million, or .34% of loans, at March 31, 2001 and June 30, 2000, respectively. The preceding table details the composition of these loans. As discussed above, the increase in these loans related primarily to the slowing of the economy.

         FHA/VA LOANS. FHA/VA government-insured/guaranteed loans do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $120.4 million at June 30, 2001 which compares to $129.8 million and $166.2 million at March 31, 2001 and June 30, 2000, respectively. At June 30, 2001, March 31, 2001 and June 30, 2000, $2.3 million, $3.2 million and $4.4 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

FHA/VA FORECLOSURE CLAIMS

         Provisions for losses related to FHA/VA claims are provided through noninterest expense as provisions for losses on FHA/VA foreclosure claims and the corresponding liability is carried in other liabilities. The provision for losses on FHA/VA foreclosure claims was $2.8 million and $2.6 million, respectively, for the three and six months ended June 30, 2001. At June 30, 2001, the Company had a reserve for FHA/VA claims losses of $8.3 million compared to $8.1 million and $11.2 million at March 31, 2001 and December 31, 2000, respectively.

POTENTIAL PROBLEM ASSETS

         Potential problem assets are assets which are generally collateralized and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets were loans, which became nonperforming. At June 30, 2001, Union Planters had potential problem assets of $44.4 million, composed of 13 loans, the largest of which is $8.6 million. This compares to $66.7 million, or 15 loans, at March 31, 2001 and $44.1 million, or 11 loans, at December 31, 2000.

DEPOSITS

         Union Planters' core deposit base is its most important and stable funding source and consists of deposits from the communities served by Union Planters.

                                                                                     AVERAGE DEPOSITS
                                                     ---------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED
                                                     -------------------------------------------          SIX MONTHS ENDED
                                                                JUNE 30,                                       JUNE 30,
                                                     ---------------------------      MARCH 31,      ---------------------------
                                                         2001            2000            2001            2001            2000
                                                     -----------     -----------     -----------     -----------     -----------
                                                                                  (DOLLARS IN THOUSANDS)
Noninterest-bearing demand .....................     $ 4,077,740     $ 4,058,827     $ 3,890,023     $ 3,984,400     $ 4,043,121
Money market ...................................       4,351,669       3,826,930       3,945,402       4,149,658       3,871,068
Interest-bearing checking ......................       3,139,032       3,309,979       3,149,582       3,144,278       3,356,588
Savings ........................................       1,375,179       1,513,795       1,350,986       1,363,149       1,536,068
Other time .....................................       8,604,022       8,268,440       8,514,807       8,559,661       8,336,204
                                                     -----------     -----------     -----------     -----------     -----------
          Total average core deposits ..........      21,547,642      20,977,971      20,850,800      21,201,146      21,143,049
Certificates of deposit of $100,000 and over ...       2,129,634       2,228,985       2,263,341       2,196,118       2,103,577
                                                     -----------     -----------     -----------     -----------     -----------
          Total average deposits ...............     $23,677,276     $23,206,956     $23,114,141     $23,397,264     $23,246,626
                                                     ===========     ===========     ===========     ===========     ===========

         Average deposits were $23.7 million for the second quarter of 2001 compared to $23.1 billion for the first quarter of 2001 and $23.2 billion for the second quarter of 2000. Driven by deposit growth and the Jefferson Heritage acquisition, core deposits for the second quarter of 2001 increased $697 million over the first quarter of 2001. The deposit mix is shifting to more core funding as brokered deposits decreased $116 million compared to the first quarter of 2001 and $61 million compared to the second quarter of 2000. Certificates of deposit of $100,000 and over decreased $134 million and $99 million compared to the first quarter of 2001 and second quarter of 2000, respectively.

SHORT-TERM BORROWINGS

         Short-term borrowings were $4.0 billion at June 30, 2001 compared to $5.5 billion at June 30, 2000 and $5.3 billion at March 31, 2001. Average short-term borrowings declined to $4.5 billion for the second quarter of 2001, a decrease of $1.6 billion and $1.5 billion, respectively, compared to the same quarter last year and the first quarter of 2001. This decrease is attributable primarily to a decrease in short-term FHLB advances. The reduction was part of a strategy by management to minimize the Company's interest-rate risk, to enhance liquidity, reduce short-term borrowings, and improve the rate of return in earning assets. The investment portfolio was restructured during the quarter and approximately $1 billion of available for sale investment securities were sold, with a portion of the proceeds being used to reduce short-term borrowing. Reference is made to the Investment Securities, Loan, and Asset/Liability and Market Risk Management discussion for additional information.

SHAREHOLDERS' EQUITY

         Union Planters' total shareholders' equity increased by $207.8 million from December 31, 2000 to $3.1 billion at June 30, 2001. The major items affecting shareholders' equity are as follows:

         - $148.8 million increase due to the Jefferson Heritage acquisition.
         - $79.0 million increase due to retained net earnings (net earnings less dividends paid)
         - $58.2 million increase due to the net change in the unrealized gain or loss on available for sale investment securities.
         - $8.8 million increase due to common stock issued for employee benefit plans.
         - $87.0 million decrease due to shares purchased (2.3 million shares purchased).

         On February 17, 2000, the Board of Directors authorized the purchase from time to time of up to 7.1 million shares. The purchases were expected to take place over a period of 18 to 24 months (beginning February 2000) either in the open market or privately negotiated transactions. As of June 30, 2001, 1.6 million shares had been purchased under this plan. In addition, through June 30, 2001, the Company has repurchased 2.3 million shares of the 4.4 million issued in the Jefferson Heritage acquisition.

CAPITAL ADEQUACY

The following table presents capital adequacy information for Union Planters:

                                                                                     JUNE 30,
                                                                                 ----------------     DECEMBER 31,
                                                                                 2001        2000        2000
                                                                                 ----        ----     ------------
         CAPITAL ADEQUACY DATA
         Total shareholders' equity/total assets (at period end) .........       9.07%       7.88%       8.41%
         Average shareholders' equity/average total assets ...............       8.68        8.43        8.29
         Tier 1 capital/unweighted average assets (leverage ratio) (1) ...       6.87        6.29        6.53

---------------

(1)      Based on period-end capital and quarterly adjusted average assets.

         The following table presents Union Planters' risk-based capital and capital adequacy ratios. Union Planters' regulatory capital ratios qualify Union Planters for the "well-capitalized" regulatory classification.

                           UNION PLANTERS CORPORATION
                               RISK-BASED CAPITAL


                                                                                        JUNE 30,
                                                                             --------------------------------        DECEMBER 31,
                                                                                 2001            2000                    2000
                                                                             ------------        ------------        ------------
                                                                                   (DOLLARS IN THOUSANDS)

TIER 1 CAPITAL
  Shareholders' equity ................................................      $  3,127,882        $  2,698,670        $  2,920,054
  Trust Preferred Securities and minority interest in consolidated
    subsidiaries ......................................................           203,786             202,250             202,268
  Less: Goodwill and other intangibles ................................          (965,649)           (982,346)           (949,842)
        Disallowed deferred tax asset .................................              (395)             (1,314)               (557)
        Unrealized (gain) loss on available for sale securities .......           (54,400)            150,354               3,841
        Other .........................................................                --                  --                (191)
                                                                             ------------        ------------        ------------
          TOTAL TIER 1 CAPITAL ........................................         2,311,224           2,067,614           2,175,573
TIER 2 CAPITAL
  Allowance for losses on loans .......................................           322,565             307,105             315,385
  Qualifying long-term debt ...........................................           909,453             445,243             410,381
  Other adjustments ...................................................               615                  --                  --
                                                                             ------------        ------------        ------------
          TOTAL CAPITAL BEFORE DEDUCTIONS .............................         3,543,857           2,819,962           2,901,339
  Less investment in unconsolidated subsidiaries ......................           (10,253)            (10,196)             (9,617)
                                                                             ------------        ------------        ------------
          TOTAL CAPITAL ...............................................      $  3,533,604        $  2,809,766        $  2,891,722
                                                                             ============        ============        ============

RISK-WEIGHTED ASSETS ..................................................      $ 25,784,790        $ 24,529,632        $ 25,210,701
                                                                             ============        ============        ============

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital ......................................................              8.96%               8.43%               8.63%
  Total capital .......................................................             13.70               11.45               11.47

                   UNION PLANTERS BANK, NATIONAL ASSOCIATION
                               RISK-BASED CAPITAL


                                                         JUNE 30,
                                            ---------------------------------             DECEMBER 31,
                                               2001                   2000                   2000
                                            ----------             ----------             -----------
                                                              (DOLLARS IN MILLIONS)

TIER 1 CAPITAL .................            $    2,160             $    1,927             $    2,036
TOTAL CAPITAL ..................                 2,762                  2,531                  2,639
RISK-WEIGHTED ASSETS ...........                24,904                 24,267                 24,948
RATIOS
  Leverage .....................                  6.67%                  5.94%                  6.19%
  Tier 1 risk-based capital ....                  8.67                   7.94                   8.16
  Total risk-based capital .....                 11.09                  10.43                  10.58

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

         Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At June 30, 2001, the parent company had cash and cash equivalents totaling $508.4 million, which compares to $585.0 million and $154.6 million, respectively, at March 31, 2001 and December 31, 2000. Net working capital (total assets maturing within one year less similar liabilities) was $493.0 million, which compares to $579.3 million and $162.8 million, respectively, at March 31, 2001 and December 31, 2000. The increase in parent company liquidity relates to the issuance of $500 million of subordinated notes in February 2001.

         At July 1, 2001, the parent company could have received dividends from subsidiaries of $219 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

         Union Planters' assets and liabilities are principally financial in nature and the resulting earnings, primarily net interest income, are subject to changes as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect decisions on pricing its assets and liabilities, which impacts net interest income, which was approximately 65% of Union Planters' operating revenues for the six months ended June 30, 2001. As a result, a substantial part of Union Planters' risk management activities are devoted to managing interest-rate risk. Currently, Union Planters does not have any significant risks related to foreign exchange, commodities or equity risk exposure.

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

         The following table summarizes the changes in Union Planters' interest-rate sensitivity and volatility to interest-rate changes over the past three quarters. This table reflects a significant reduction of the one-year GAP and a reduction of Union Planters' sensitivity to interest-rate changes, both of which are discussed below.


                                                        JUNE 30,         MARCH 31,       DECEMBER 31,
                                                          2001             2001             2000
                                                        --------         ---------       ------------

1-Year GAP ..................................               (1%)             (6%)             (13%)
1-Year simulation
   200 basis points immediate increase in
     rates...................................             -3.9%            -7.6%            -15.4%
   200 basis points immediate decrease in
     rates...................................             -3.0             +1.5              +7.6
  "Most likely" interest rate scenario ......             -0.2             +0.4              +2.6

         Interest-rate sensitivity analysis (GAP analysis) is used to monitor the amounts and timing of balances exposed to changes in interest rates, as shown in the following table. The analysis has been made at a point in time and could change significantly on a daily basis. At June 30, 2001, the interest-rate sensitivity gap within the one-year period was (1)% of Union Planters' total assets with $474 million more liabilities repricing than assets. This compares to (6%) of Union Planters' total assets at March 31, 2001 with $2.0 billion more liabilities repricing than assets. Since December 31, 2000, the one-year cumulative GAP has moved significantly. This has been a planned shift to a less liability sensitive position and has occurred mostly from the following initiatives: (i) issuance of subordinated debt, (ii) loan sales, (iii) investment securities sale, (iv) long-term certificate of deposit promotion, and (v) retirement of short-term borrowings. Reference is made to the Investment Securities, Loans, and Short-Term Borrowings discussions.

         Interest-rate risk is evaluated by conducting balance sheet simulation analysis to project net interest income for twelve months forward under different interest-rate scenarios. Each of these scenarios is compared with a base case scenario wherein current market rates and current period balances are held constant for the simulation period.

         The scenarios include immediate and parallel "shocks" to current interest rates of 200 basis points up and down and a "most likely" scenario in which current rates are moved according to economic forecasts and management's expectations of changes in administered rates.

         The results of these simulations are compared to policy guidelines approved by the ALCO Committee of Union Planters. The policy limits the changes of net interest income to 20% of net operating earnings (net earnings before nonoperating items, net of taxes, annualized - see the "Summary of Consolidated Results" on page 17) when compared with the base case (flat) scenario. The simulations have consistently fallen within the policy guidelines.

         At June 30, 2001, the 200 basis point immediate rise in interest rates produced a projected 3.9% ($17 million after-tax) decrease in net operating earnings, which compares to a projected 7.6% ($33 million after-tax) decrease at March 31, 2001. The 200 basis point immediate fall in interest rates produced a projected 3.0% ($13 million after-tax) decrease in net operating earnings versus a projected 1.5% ($6 million after-tax) increase at March 31, 2001. The 200 basis point decreasing rate scenario results in a rate environment that is comparable to an era that has not existed in over 30 years. Union Planters ALCO committee does not view this scenario as likely to occur given the current interest rate environment. The "most likely" calculated scenario at June 30, 2001 produced a projected .2% ($1 million after-tax) decrease in net operating earnings compared to a projected .4% ($2 million after-tax) increase in net operating earnings at March 31, 2001. The "most likely" scenario at June 30, 2001 assumed the Federal Funds rate decreases 25 basis points to 3.5% over the next three months and then remains flat over the remaining nine months of the twelve-month period. The "most likely" scenario at March 31, 2001 assumed the Federal Funds rate decreased 75 basis points over the first three months and then remained flat over the remainder of the twelve-month period. These are forward-looking statements and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

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

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                   RATE SENSITIVITY ANALYSIS AT JUNE 30, 2001


                                                                   INTEREST-SENSITIVE WITHIN(1)(7)
                                        ---------------------------------------------------------------------------------------
                                                                                                               NON-
                                         0-90     91-180   181-365      1-3       3-5      5-15     OVER 15  INTEREST-
                                         DAYS      DAYS     DAYS       YEARS     YEARS     YEARS     YEARS    BEARING    TOTAL
                                        -------  -------   -------    -------    ------   -------   -------  ---------  -------
                                                                         (DOLLARS IN MILLIONS)

ASSETS
  Loans and leases(2)(3)(4) ..........  $ 9,129  $ 2,384   $ 3,553    $ 6,595    $1,878   $   318    $   28   $   628    $24,513
  Investment securities(5)(6) ........      505      169       324      1,513     1,369     1,141       174        86      5,281
  Other earning assets ...............    1,710       --        --         --        --        --        --        --      1,710
  Other assets .......................       --       --        --         --        --        --        --     2,964      2,964
                                        -------  -------   -------    -------    ------   -------    ------   -------    -------
          TOTAL ASSETS ...............  $11,344  $ 2,553   $ 3,877    $ 8,108    $3,247   $ 1,459    $  202   $ 3,678    $34,468
                                        =======  =======   =======    =======    ======   =======    ======   =======    =======

SOURCES OF FUNDS
  Money market deposits(7)(8) ........  $ 1,584  $    --   $ 1,475    $ 1,520    $   --   $    --    $   --   $    --    $ 4,579
  Savings and interest-bearing
    checking deposits(7)(8) ..........    1,475       --        --      1,475        --     1,520        --        --      4,470
  Other time deposits ................    2,680    2,029     1,935      1,526       267        28         2        --      8,467
  Certificates of deposit of
    $100,000 and over ................      892      484       428        284        36         1        --        --      2,125
  Short-term borrowings ..............    3,932       71         1         --        --        --        --        --      4,004
  Short- and medium-term
     Senior notes ....................       40       20        --         --        --        --        --        --         60
  Federal Home Loan Bank
     Advances ........................      500       --       600        131        11       219        --        --      1,461
  Other long-term debt ...............      102       --        --         75       100       800       199        --      1,276
  Noninterest-bearing deposits .......       --       --        --         --        --        --        --     4,201      4,201
  Other liabilities ..................       --       --        --         --        --        --        --       697        697
  Shareholders' equity ...............       --       --        --         --        --        --        --     3,128      3,128
                                        -------  -------   -------    -------    ------   -------    ------   -------    -------
          TOTAL SOURCES OF FUNDS .....  $11,205  $ 2,604   $ 4,439    $ 5,011    $  414   $ 2,568    $  201   $ 8,026    $34,468
                                        =======  =======   =======    =======    ======   =======    ======   =======    =======

INTEREST-RATE SENSITIVITY GAP ........  $   139  $   (51)  $  (562)   $ 3,097    $2,833   $(1,109)   $    1   $(4,348)

CUMULATIVE INTEREST-RATE
  SENSITIVITY GAP(8) .................      139       88      (474)     2,623     5,456     4,347     4,348        --

CUMULATIVE GAP AS A
  PERCENTAGE OF TOTAL ASSETS(8) ......       --%      --%       (1)%        8%       16%       13%       13%       --%
POLICY ...............................     None     +/15%    +/-10%      +/-5%       >0%       >0%       >0%

---------
Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2) Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities include estimates of principal prepayments using industry estimates of prepayment speeds for various coupon segments of the portfolio.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities calculated within a proprietary cash flow model.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money market, NOW, and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (17%), (17%), and (14%) for the 0-90 Days, 91-180 Days and 181-365 Days categories and positive 3%, 11%, 13%, and 13%, respectively, for the 1-3 Years, 3-5 Years, 5-15 Years, and over 15 Years categories at June 30, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         Union Planters' and/or its' various subsidiaries are parties to certain pending or threatened civil actions, including an action that was filed on February 20, 2001, which are described in Item 3, Part I of the Union Planters 2000 10-K, in Note 20 to Union Planters' consolidated financial statements, on page 67 of the 2000 Annual Report, and Note 12 to Union Planters unaudited interim consolidated financial statements included herein under Item 1 of Part I. Various other legal proceedings pending against Union Planters and /or its subsidiaries have arisen in the ordinary course of business.

Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the second quarter of 2001 in any of the pending or threatened actions that affected such opinion.

ITEM 2 -- CHANGES IN SECURITIES
         None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         UNION PLANTERS CORPORATION ANNUAL MEETING

         The Corporation's Annual Meeting of Shareholders was held on April 19, 2001. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting. There were no broker nonvotes as all proposals were deemed to be discretionary.

         (1)      The following persons nominated as Directors were elected:


                                                                                  Withhold
                 Class I                           For                            Authority
                 -------                           ---                            ---------
            Lou Ann Poynter                    115,899,021                        3,631,805

                Class II
            Albert M. Austin                   115,533,263                        3,997,563
            George W. Bryan                    115,998,767                        3,532,059
            Spence L. Wilson                   115,760,080                        3,770,746

                Class III
            Jorge M. Perez                     115,875,939                        3,654,887
            John R. Roberts                    115,940,890                        3,589,936

                  Directors continuing in office are as follows: Jackson W. Moore, Parnell S. Lewis, Jr., James E. Harwod, and Richard A. Trippeer, Jr.

         (2) The selection by the Board of Directors of PricewaterhouseCoopers LLP as the Corporation's independent auditors for the year ending December 31, 2001 was ratified by the following vote:


             For                    Against                 Abstain
             ---                    -------                 -------
          117,184,251              1,421,657                924,918

         (3) A shareholder proposal recommending that the Board of Directors take the steps necessary to actively seek a sale or merger of Union Planters was defeated by the following vote:


             For                    Against                 Abstain
             ---                    -------                 -------
          11,969,328               72,440,403               2,584,880

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

2. June 19, 2001                                      Press release announcing restructured
                                                      management and appointment of
                                                      members of Executive Management
                                                      Committee, reported under Item 5.

3. July 19,2001                                       Press release announcing second quarter
                                                      2001 net earnings, reported under Item 5.

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


                                            UNION PLANTERS CORPORATION
                                    -------------------------------------------
                                                  (Registrant)


Date:     August 10, 2001
     -------------------------



                                    By:  /s/ Jackson W. Moore
                                       ----------------------------------------
                                       Jackson W. Moore, Chairman,
                                       President and Chief Executive Officer



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


                                       I