Form 10-Q
period 2001-09-30
UNION PLANTERS CORP
filed 2001-11-14
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period          to
                                           --------    --------

                           Commission File No. 1-10160
                                              --------

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

          Tennessee                                      62-0859007
-------------------------                    ---------------------------------
(State of incorporation)                     (IRS Employer Identification No.)

                      Union Planters Administrative Center
                           7130 Goodlett Farms Parkway
                            Memphis, Tennessee 38016
                    ----------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                                Outstanding at October 31, 2001
-------------------------                      -------------------------------
Common stock $5 par value                               137,375,559

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                                             Page
                                                                                                                             ----
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (Unaudited)

           a)   Consolidated Balance Sheet - September 30, 2001,
                September 30, 2000, and December 31, 2000......................................................................3

           b)   Consolidated Statement of Earnings -
                Three and Nine Months Ended September 30, 2001 and 2000........................................................4

           c)   Consolidated Statement of Changes in Shareholders' Equity -
                Nine Months Ended September 30, 2001 ..........................................................................5

           d)   Consolidated Statement of Cash Flows -
                Nine Months Ended September 30, 2001 and 2000..................................................................6

           e)   Notes to Unaudited Consolidated Financial Statements...........................................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................................................................16

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................................................35

PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings.............................................................................................38

      Item 2.   Changes in Securities.........................................................................................38

      Item 3.   Defaults Upon Senior Securities...............................................................................38

      Item 4.   Submission of Matters to a Vote of Security Holders...........................................................38

      Item 5.   Other Information.............................................................................................38

      Item 6.   Exhibits and Reports on Form 8-K..............................................................................38

      Signatures..............................................................................................................39

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,
                                                                           ---------------------------------           DECEMBER 31,
                                                                              2001                   2000                  2000
                                                                           -----------           -----------           -----------
                                                                                            (DOLLARS IN THOUSANDS)
ASSETS
  Cash and due from banks .........................................        $   762,923           $   898,845           $ 1,018,318
  Interest-bearing deposits at financial institutions .............             47,293                64,381                43,525
  Federal funds sold and securities purchased under agreements
    to resell......................................................             52,539                54,732                36,384
  Trading account assets ..........................................            237,292               264,294               233,878
  Loans held for resale ...........................................          1,226,839               377,012               457,107
  Available for sale securities (Amortized cost: $4,981,800,
    $7,062,938, and $6,849,457, respectively) .....................          5,123,428             6,920,432             6,843,670
  Loans ...........................................................         23,882,954            23,476,109            23,982,237
    Less: Unearned income .........................................            (21,331)              (26,679)              (24,743)
          Allowance for losses on loans ...........................           (342,194)             (340,453)             (335,452)
                                                                           -----------           -----------           -----------
       Net loans ..................................................         23,519,429            23,108,977            23,622,042
  Premises and equipment, net .....................................            577,608               613,633               602,218
  Accrued interest receivable .....................................            266,763               301,279               304,488
  FHA/VA claims receivable ........................................             62,281                79,838                84,015
  Mortgage intangibles ............................................            162,612               126,051               123,940
  Goodwill ........................................................            799,001               808,120               793,831
  Other intangibles ...............................................            155,945               162,955               158,558
  Other assets ....................................................            392,888               482,040               398,744
                                                                           -----------           -----------           -----------
          TOTAL ASSETS ............................................        $33,386,841           $34,262,589           $34,720,718
                                                                           ===========           ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing ..........................................        $ 4,239,866           $ 3,979,560           $ 4,064,298
     Certificates of deposit of $100,000 and over .................          1,817,284             2,575,543             2,453,621
     Other interest-bearing .......................................         17,441,908            16,528,571            16,595,464
                                                                           -----------           -----------           -----------
          Total deposits ..........................................         23,499,058            23,083,674            23,113,383
  Short-term borrowings ...........................................          3,224,990             5,993,766             6,086,896
  Short- and medium-term senior notes .............................             20,000               260,000                60,000
  Federal Home Loan Bank advances .................................          1,461,530               601,291             1,101,619
  Other long-term debt ............................................          1,275,780               793,652               777,352
  Accrued interest, expenses, and taxes ...........................            281,705               363,275               308,241
  Other liabilities ...............................................            412,947               369,385               353,173
                                                                           -----------           -----------           -----------
          TOTAL LIABILITIES .......................................         30,176,010            31,465,043            31,800,664
                                                                           -----------           -----------           -----------

  Commitments and contingent liabilities (Note 13) ................                 --                    --                    --
  Shareholders' equity
    Convertible preferred stock ...................................             16,478                19,942                19,691
    Common stock, $5 par value; 300,000,000 shares authorized;
      137,357,256 issued and outstanding (134,756,611 at September
      30, 2000, and 134,734,841 at December 31, 2000) .............            686,786               673,783               673,674
    Additional paid-in capital ....................................            878,083               754,153               754,380
    Retained earnings .............................................          1,553,309             1,458,488             1,493,072
    Unearned compensation .........................................            (13,472)              (18,499)              (16,922)
    Accumulated other comprehensive income--unrealized gain (loss)
      on available for sale securities, net .......................             89,647               (90,321)               (3,841)
                                                                           -----------           -----------           -----------
          TOTAL SHAREHOLDERS' EQUITY ..............................          3,210,831             2,797,546             2,920,054
                                                                           -----------           -----------           -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............        $33,386,841           $34,262,589           $34,720,718
                                                                           ===========           ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                               --------------------------      --------------------------
                                                                  2001            2000            2001            2000
                                                               ----------      ----------      ----------      ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans ............................      $  475,446      $  525,187      $1,507,139      $1,495,183
  Interest on investment securities
    Taxable .............................................          63,511          94,746         223,478         294,928
    Tax-exempt ..........................................          14,656          16,026          45,107          49,132
  Interest on deposits at financial institutions ........             409             825           1,546           1,632
  Interest on federal funds sold and securities
    purchased under agreements to resell ................             853           1,511           1,856           4,118
  Interest on trading account assets ....................           3,418           4,266          12,064          12,682
  Interest on loans held for resale .....................          21,773           6,493          52,006          19,111
                                                               ----------      ----------      ----------      ----------
          Total interest income .........................         580,066         649,054       1,843,196       1,876,786
                                                               ----------      ----------      ----------      ----------

INTEREST EXPENSE
  Interest on deposits ..................................         184,837         221,519         609,196         612,081
  Interest on short-term borrowings .....................          30,025          96,860         160,542         267,937
  Interest on long-term debt ............................          42,526          26,667         123,590          66,658
                                                               ----------      ----------      ----------      ----------
          Total interest expense ........................         257,388         345,046         893,328         946,676
                                                               ----------      ----------      ----------      ----------

          NET INTEREST INCOME ...........................         322,678         304,008         949,868         930,110
PROVISION FOR LOSSES ON LOANS ...........................          41,933          19,939          96,133          56,941
                                                               ----------      ----------      ----------      ----------

          NET INTEREST INCOME AFTER PROVISION FOR
             LOSSES ON LOANS ............................         280,745         284,069         853,735         873,169
                                                               ----------      ----------      ----------      ----------

NONINTEREST INCOME
  Service charges on deposit accounts ...................          53,694          47,451         163,401         134,149
  Mortgage banking revenue ..............................          51,279          27,823         138,689          75,207
  Merchant servicing income .............................          10,430           9,320          31,392          27,133
  Factoring commissions and fees ........................           9,620           9,831          28,700          28,778
  Trust service income ..................................           6,954           6,043          21,026          19,275
  Profits and commissions from trading activities .......           1,339           1,598           6,226           4,314
  Investments and insurance .............................          13,544          11,014          37,199          37,329
  Investment securities gains ...........................             580              --           8,934              77
  Other income ..........................................          48,901          34,265         112,859          87,152
                                                               ----------      ----------      ----------      ----------
          Total noninterest income ......................         196,341         147,345         548,426         413,414
                                                               ----------      ----------      ----------      ----------

NONINTEREST EXPENSE
  Salaries and employee benefits ........................         139,062         133,775         404,575         390,073
  Net occupancy expense .................................          26,665          23,536          78,380          70,485
  Equipment expense .....................................          22,026          20,904          66,649          63,308
  Goodwill amortization .................................          12,089          11,700          36,184          34,501
  Other intangibles amortization ........................           4,240           4,451          12,968          13,359
  Other expense .........................................         103,509          84,704         307,500         254,934
                                                               ----------      ----------      ----------      ----------
          Total noninterest expense .....................         307,591         279,070         906,256         826,660
                                                               ----------      ----------      ----------      ----------

          EARNINGS BEFORE INCOME TAXES ..................         169,495         152,344         495,905         459,923
Applicable income taxes .................................          57,491          50,763         168,209         154,120
                                                               ----------      ----------      ----------      ----------
          NET EARNINGS ..................................      $  112,004      $  101,581      $  327,696      $  305,803
                                                               ==========      ==========      ==========      ==========

          NET EARNINGS APPLICABLE TO COMMON SHARES ......      $  111,703      $  101,182      $  326,630      $  304,590
                                                               ==========      ==========      ==========      ==========

EARNINGS PER COMMON SHARE (NOTE 10)
          Basic .........................................      $      .81      $      .75      $     2.38      $     2.25
          Diluted .......................................             .81             .75            2.37            2.24

AVERAGE COMMON SHARES OUTSTANDING (IN THOUSANDS)
          Basic .........................................         137,198         134,678         136,931         135,337
          Diluted .......................................         138,887         136,130         138,560         136,821

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                             UNREALIZED
                                                                                                           GAIN (LOSS)
                                                                                                                ON
                                      CONVERTIBLE                ADDITIONAL                                 AVAILABLE
                                       PREFERRED      COMMON       PAID-IN      RETAINED      UNEARNED       FOR SALE
                                         STOCK         STOCK       CAPITAL      EARNINGS    COMPENSATION    SECURITIES     TOTAL
                                      -----------     ------     ----------     --------    ------------    -----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE, JANUARY 1, 2001 ........        $19,691     $673,674     $754,380     $1,493,072     $(16,922)      $(3,841)    $2,920,054
Comprehensive income
  Net earnings ..................             --           --           --        327,696           --            --        327,696
  Other comprehensive income,
     net of taxes:
     Net change in the
       unrealized gain (loss)
       on available for sale
       securities ...............             --           --           --             --           --        93,488         93,488
                                                                                                                         ----------
          Total comprehensive
             income..............                                                                                           421,184
Cash dividends
  Common stock, $1.50 per share .             --           --           --       (204,568)          --            --       (204,568)
  Preferred stock, $1.50 per ....             --           --           --         (1,066)          --            --         (1,066)
    share
Common stock issued under
  employee benefit plans,
  net of stock exchanged ........             --        1,952       14,189             (3)       3,450            --         19,588
Conversion of preferred stock ...         (3,213)         803        2,410             --           --            --             --
Common stock purchased
  and retired ...................             --      (11,500)     (14,370)       (61,822)          --            --        (87,692)
Issuance of stock for
  acquisitions ..................             --       21,857      121,474             --           --            --        143,331
                                         -------     --------     --------     ----------     --------       -------     ----------
BALANCE, SEPTEMBER 30, 2001 .....        $16,478     $686,786     $878,083     $1,553,309     $(13,472)      $89,647     $3,210,831
                                         =======     ========     ========     ==========     ========       =======     ==========

                                                                             BEFORE TAX              TAX             NET OF TAX
                                                                               AMOUNT              BENEFIT             AMOUNT
                                                                             ----------          ----------          ----------
DISCLOSURE OF RECLASSIFICATION AMOUNT:
  Change in the unrealized gain (loss)
     on available for sale securities
     arising during the period ....................................          $  156,349          $  (57,402)          $  98,947
  Less: reclassification for gains
            included in net income ................................               8,934              (3,475)              5,459
                                                                             ----------          ----------           ---------
  Net change in the unrealized gain
    (loss) on available for sale securities .......................          $  147,415          $  (53,927)          $  93,488
                                                                             ==========          ==========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                           ------------------------------
                                                                               2001            2000
                                                                           --------------  --------------
                                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings.........................................................      $  327,696      $  305,803
  Reconciliation of net earnings to net cash (used) provided by operating activities:
    Provision for losses on loans, other real estate, and FHA/VA
       foreclosure claims.............................................           99,751          58,610
    Depreciation and amortization of premises and equipment............          58,582          59,546
    Amortization of goodwill and other intangibles.....................          49,152          47,860
    Mortgage intangible expense........................................          30,088          14,570
    Net amortization (accretion) of investment securities..............           6,765          (1,560)
    Net realized gains on sales of investment securities...............          (8,934)            (77)
    Gain on sale of loans..............................................         (21,555)         (5,457)
    Gain on sale of branches...........................................         (20,716)             --
    Deferred income tax expense........................................          27,094          15,105
    (Increase) decrease in assets
        Trading account assets and loans held for resale...............        (773,146)        105,118
        Other assets...................................................          43,179          85,246
    Increase in accrued interest, expenses, taxes, and other
       liabilities.....................................................          10,100         119,752
    Other, net.........................................................           3,112          11,114
                                                                             ----------      ----------
          Net cash (used) provided by operating activities.............        (168,832)        815,630
                                                                             ----------      ----------

INVESTING ACTIVITIES
  Net decrease in short-term investments...............................           1,751           8,683
  Proceeds from sales of available for sale securities.................       1,115,352         424,954
  Proceeds from maturities, calls, and prepayments of available for
    sale securities...................................................        1,003,418         834,586
  Purchases of available for sale securities...........................        (207,125)       (636,909)
  Net decrease (increase) in loans.....................................          56,358      (2,853,013)
  Net cash received from (paid for) acquired institutions..............          61,970         (39,620)
  Proceeds from sale of loans..........................................       1,172,601         767,711
  Purchases of premises and equipment, net.............................         (25,300)        (34,159)
                                                                             ----------      ----------
          Net cash provided (used) by investing activities.............       3,179,025      (1,527,767)
                                                                             ----------      ----------

FINANCING ACTIVITIES
  Net decrease in deposits.............................................        (189,480)       (287,276)
  Net (decrease) increase in short-term borrowings.....................      (2,870,466)        771,262
  Proceeds from long-term debt.........................................       1,467,415         600,000
  Repayment of long-term debt..........................................      (1,190,820)       (263,317)
  Proceeds from issuance of common stock...............................          17,195          13,238
  Purchase and retirement of common stock..............................         (87,692)       (142,266)
  Net cash paid for sale of branches and related assets and
    liabilities........................................................        (189,908)             --
  Cash dividends paid..................................................        (205,677)       (204,946)
                                                                             ----------      ----------
          Net cash (used) provided by financing activities.............      (3,249,433)        486,695
                                                                             ----------      ----------

  Net decrease in cash and cash equivalents............................        (239,240)       (225,442)
  Cash and cash equivalents at the beginning of the period.............       1,054,702       1,179,019
                                                                             ----------      ----------
  Cash and cash equivalents at the end of the period...................      $  815,462      $  953,577
                                                                             ==========      ==========

SUPPLEMENTAL DISCLOSURES
  Cash paid for
    Interest...........................................................      $  965,445      $  872,800
    Income taxes ......................................................         131,540          56,124
  Unrealized gain (loss) on securities available for sale..............         141,628        (142,506)

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

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity record all derivatives in the consolidated balance sheet at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. In June 2000, the FASB amended portions of SFAS No. 133 by issuing SFAS No. 138. The Company adopted these new standards effective January 1, 2001. At adoption, the new accounting standards had an immaterial impact on net income and other comprehensive income. Reference is made to the disclosure in Note 1 to the Quarterly Report on Form 10-Q dated March 31, 2001 for additional information regarding the adoption of SFAS No. 133.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement replaces SFAS No. 125, although it retains most of SFAS 125's provisions without modification. SFAS 140 is effective for transfers occurring after March 31, 2001. The Company adopted SFAS No. 140 on April 1, 2001. The adoption had an immaterial impact on the Company's financial condition, results of operations, and cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

         BUSINESS COMBINATIONS. In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes American Institute of Certified Public Accountants Accounting Principles Board Opinion No. 16 (APB No. 16). This Statement changes the accounting for business combinations in APB No. 16 in the following significant respects:

- This Statement requires all business combinations to be accounted for using the purchase method of accounting.

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

         The provisions of this Statement apply to business combinations initiated after June 30, 2001. The adoption of this Statement will require changes in the accounting and disclosures related to business combinations, but it is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

         GOODWILL AND OTHER INTANGIBLE ASSETS. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement changes the accounting for goodwill and other intangible assets in the following significant respects:

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

NOTE 2.  ACQUISITIONS

         CONSUMMATED ACQUISITIONS

         On February 12, 2001, Union Planters acquired Jefferson Savings Bancorp, Inc. (Jefferson Savings) of Ballwin, Missouri, the parent of Jefferson Heritage Bank, a federal savings bank. Jefferson Savings had total assets of $1.6 billion, total loans of $1.3 billion, and total deposits of $877 million at acquisition. Union Planters exchanged approximately 4.4 million shares of its common stock for all of the outstanding shares of Jefferson Savings. The acquisition was accounted for as a purchase. Goodwill and other intangibles resulting from the acquisition were $46.5 million. Pro forma information has been omitted because the Jefferson Savings acquisition is not considered significant to Union Planters.

         Union Planters has announced its intent to repurchase Union Planters' common shares up to the number of shares issued in the transaction. Through September 30, 2001, 2.3 million shares had been purchased and retired.

         On March 19, 2001, Union Planters entered into an accelerated share repurchase agreement to purchase one million shares of the Company's common stock. As of June 30, 2001, all of the shares had been purchased and retired at an average cost of $38.05 per share.

NOTE 3.  INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities are summarized as follows:

                                                                        SEPTEMBER 30, 2001
                                                     ---------------------------------------------------------
                                                                            UNREALIZED
                                                      AMORTIZED     --------------------------
                                                        COST          GAINS           LOSSES        FAIR VALUE
                                                     -----------    ----------      ----------      ----------
                                                                      (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury...............................       $   74,755     $    2,076      $       12      $   76,819
  U.S. Government agencies
    Collateralized mortgage obligations.......        1,800,648         50,832               4       1,851,476
    Mortgage-backed...........................          390,504         12,619             751         402,372
    Other.....................................          392,826         12,858              73         405,611
                                                     ----------     ----------      ----------      ----------
          Total U.S. Government obligations...        2,658,733         78,385             840       2,736,278
Obligations of states and political subdivisions      1,126,413         42,089             441       1,168,061
Other stocks and securities...................        1,196,654         29,184           6,749       1,219,089
                                                     ----------     ----------      ----------      ----------
          TOTAL AVAILABLE FOR SALE SECURITIES.       $4,981,800     $  149,658      $    8,030      $5,123,428
                                                     ==========     ==========      ==========      ==========


                                                                        DECEMBER 31, 2000
                                                     ---------------------------------------------------------
                                                                           UNREALIZED
                                                     AMORTIZED      --------------------------
                                                       COST            GAINS          LOSSES        FAIR VALUE
                                                     ----------     ----------      ----------      ----------
                                                                     (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE SECURITIES
U.S. Government obligations
  U.S. Treasury...............................       $   99,396     $      691      $       78      $  100,009
  U.S. Government agencies
    Collateralized mortgage obligations.......        2,271,674          4,561          21,157       2,255,078
    Mortgage-backed...........................          484,557          5,391           2,852         487,096
    Other.....................................          835,997          3,795           4,460         835,332
                                                     ----------     ----------      ----------      ----------
          Total U.S. Government obligations...        3,691,624         14,438          28,547       3,677,515
Obligations of states and political
   subdivisions...............................        1,208,201         24,355           5,227       1,227,329
Other stocks and securities...................        1,949,632          8,792          19,598       1,938,826
                                                     ----------     ----------      ----------      ----------
          TOTAL AVAILABLE FOR SALE SECURITIES.       $6,849,457     $   47,585      $   53,372      $6,843,670
                                                     ==========     ==========      ==========      ==========

         Investment securities having a fair value of approximately $2.5 billion and $3.3 billion at September 30, 2001 and December 31, 2000, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase, and Federal Home Loan Bank (FHLB) advances.

         Included in available for sale investment securities is $260.4 million and $230.9 million of FHLB and Federal Reserve Bank stock at September 30, 2001 and December 31, 2000, respectively, for which there is no readily determinable market value.

         The following table presents the gross realized gains and losses on available for sale investment securities for the three and nine months ended September 30, 2001 and 2000.

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                       ------------------      ---------------------
                                        2001         2000          2001         2000
                                       ------       -----      --------     --------
                                                   (DOLLARS IN THOUSANDS)
         Realized gains...........     $  591       $  1       $ 11,628     $  1,697
         Realized losses..........         11          1          2,694        1,620

NOTE 4.  LOANS

         Loans are summarized by type as follows:

                                                                SEPTEMBER 30,
                                                         ---------------------------     DECEMBER 31,
                                                            2001            2000            2000
                                                         -----------     -----------     -----------
                                                                   (DOLLARS IN THOUSANDS)
         Commercial, financial, and agricultural....     $ 5,280,743     $ 5,055,383     $ 5,350,425
         Foreign....................................         407,733         494,441         539,181
         Accounts receivable - factoring............         711,156         807,787         677,996
         Real estate - construction.................       2,346,178       1,931,138       2,012,611
         Real estate - mortgage
           Secured by 1-4 family residential........       5,542,736       6,098,420       6,318,291
           FHA/VA government-insured/guaranteed.....         177,182         306,421         283,543
           Other mortgage...........................       5,952,000       5,194,007       5,247,206
         Home equity................................         866,709         656,308         685,567
         Consumer...................................       2,492,638       2,828,704       2,756,834
         Direct lease financing.....................         105,879         103,500         110,583
                                                         -----------     -----------     -----------
                   TOTAL LOANS......................     $23,882,954     $23,476,109     $23,982,237
                                                         ===========     ===========     ===========

         Nonperforming loans are summarized as follows:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2001            2000
                                                        -------------   ------------
                                                           (DOLLARS IN THOUSANDS)
         Nonaccrual loans...........................      $  219,722      $  133,269
         Restructured loans.........................             873           1,512
                                                          ----------      ----------
                   TOTAL NONPERFORMING LOANS........      $  220,595      $  134,781
                                                          ==========      ==========

         FHA/VA GOVERNMENT-INSURED/GUARANTEED
           LOANS ON NONACCRUAL STATUS...............      $    1,985      $    3,615
                                                          ==========      ==========

SALE OF LOANS

         During the third quarter, Union Planters sold fixed-rate residential mortgage loans in securitization transactions and whole-loan sales. In all these transactions, Union Planters retained servicing responsibilities. Union Planters receives annual servicing fees at a percentage of the outstanding balance (.25% to .375%). Union Planters also has rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to Union Planters' other assets for failure of debtors to pay when due. Union Planters' retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment, and interest-rate risks on the transferred financial assets. In the third quarter, the Company recognized pretax gains of $8.4 million and $2.2 million, respectively, on the securitization of $329.8 million and whole-loan sales of $149.1 million of residential mortgage loans. In the securitization transactions, Union Planters retained an interest of approximately $24 million.

         Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the quarter were as follows:

                                                               RESIDENTIAL MORTGAGE LOANS
                                                                       FIXED-RATE
         Prepayment speed..................................              25.0% CPR
         Weighted-average life (in years)..................               7.7
         Expected credit losses............................               0.2%
         Residual cash flows discounted at.................              15.4

NOTE 5.  ALLOWANCE FOR LOSSES ON LOANS

         The changes in the allowance for losses on loans for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                          --------------------------      --------------------------
                                                             2001            2000            2001            2000
                                                          ----------      ----------      ----------      ----------
                                                                           (DOLLARS IN THOUSANDS)

         BEGINNING BALANCE..........................      $  342,868      $  345,858      $  335,452      $  342,300
         Increase due to acquisitions...............              --              --           5,753              --
         Decrease due to sale of certain loans......            (675)         (1,875)         (3,291)         (1,875)
         Provision for losses on loans..............          41,933          19,939          96,133          56,941
         Recoveries of loans previously charged off.          29,290          10,345          54,014          39,249
         Loans charged off..........................         (71,222)        (33,814)       (145,867)        (96,162)
                                                          ----------      ----------      ----------      ----------
         BALANCE, SEPTEMBER 30, 2001................      $  342,194      $  340,453      $  342,194      $  340,453
                                                          ==========      ==========      ==========      ==========

NOTE 6.  BORROWINGS

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

         Short-term borrowings are summarized as follows:

                                                                                     SEPTEMBER 30,
                                                                               --------------------------     DECEMBER 31,
                                                                                 2001            2000            2000
                                                                               ----------      ----------     ------------
                                                                                        (DOLLARS IN THOUSANDS)
         Period-end balances:
         Short-term FHLB advances........................................      $  400,000      $2,500,000      $2,400,000
         Federal funds purchased.........................................       1,414,345       2,023,480       1,813,639
         Securities sold under agreements to repurchase..................       1,408,905       1,469,834       1,869,186
         Other short-term borrowings.....................................           1,740             452           4,071
                                                                               ----------      ----------      ----------
                   Total short-term borrowings...........................      $3,224,990      $5,993,766      $6,086,896
                                                                               ==========      ==========      ==========

         Federal funds purchased and securities sold under agreements to repurchase
           Year-to-date daily average balance............................      $3,370,256      $2,679,909      $2,907,150
           Weighted average interest rate................................            4.43%           5.85%           5.96%
         Short-term FHLB advances
           Year-to-date daily average balance............................      $1,249,817      $2,805,758      $2,719,331
           Weighted average interest rate................................            5.21%           6.40%           6.48%

SHORT- AND MEDIUM-TERM SENIOR NOTES

         The Company's primary banking subsidiary, Union Planters Bank, N.A.
(UPB) has a $5 billion senior and subordinated bank note program to supplement UPB's funding sources. Under the program, UPB may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes), and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At September 30, 2001, September 30, 2000, and December 31, 2000, UPB had no Subordinated Notes outstanding under this program. At September 30, 2001 and December 31, 2000, UPB had no Short-Term Senior Notes outstanding. A summary of the Short-Term and Medium-Term Senior Notes outstanding follows:

                                                SHORT-TERM
                                               SENIOR NOTES                          MEDIUM-TERM SENIOR NOTES
                                            ------------------    -------------------------------------------------------------
                                            SEPTEMBER 30, 2000    SEPTEMBER 30, 2001    SEPTEMBER 30, 2000    DECEMBER 31, 2000
                                            ------------------    ------------------    ------------------    -----------------
                                                                    (DOLLARS IN THOUSANDS)
         Period-end balances..........          $   200,000           $    20,000          $      60,000         $      60,000
         Fixed-rate notes.............              200,000                20,000                 60,000                60,000
         Range of maturities..........                10/00                 10/01           8/01 - 10/01          8/01 - 10/01

FEDERAL HOME LOAN BANK ADVANCES

         Certain of Union Planters' banking and thrift subsidiaries have advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). These advances have an original maturity of greater than one year. The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the advances outstanding. At September 30, 2001, Union Planters' subsidiaries had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

                                                   SEPTEMBER 30,
                                          ---------------------------------   DECEMBER 31,
                                               2001              2000             2000
                                          ----------------  ---------------   ------------
                                                        (DOLLARS IN THOUSANDS)
         Balance at period end........     $   1,461,530     $      601,291    $  1,101,619
         Range of interest rates......      1.75% - 6.92%     1.75% -  6.61%    1.75% - 6.72%
         Range of maturities..........       2001 - 2021        2001 - 2015      2001 - 2021

                  OTHER LONG-TERM DEBT

         Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the 2000 Annual Report for additional information regarding these borrowings.

                                                                                    SEPTEMBER 30,
                                                                            -----------------------------      DECEMBER 31,
                                                                                2001             2000               2000
                                                                            ------------     ------------      ------------
                                                                                        (DOLLARS IN THOUSANDS)
         Corporation-Obligated Mandatorily Redeemable Capital
         Pass-through Securities of Subsidiary Trust holding solely a
           Corporation-Guaranteed Related Subordinated Note
           (Trust Preferred Securities)..................................   $    199,106     $    199,071      $    199,080
         Variable-rate asset-backed certificates.........................        100,000          114,939           100,000
         7.75% Subordinated Notes due 2011...............................        499,153               --                --
         6.75% Subordinated Notes due 2005...............................         99,758           99,699            99,714
         6.25% Subordinated Notes due 2003...............................         74,391           74,339            74,352
         6.50% Putable/Callable Subordinated Notes due 2018..............        300,729          300,915           300,869
         Other long-term debt............................................          2,643            4,689             3,337
                                                                            ------------     ------------      ------------
                   TOTAL OTHER LONG-TERM DEBT............................   $  1,275,780     $    793,652      $    777,352
                                                                            ============     ============      ============

         On February 22, 2001, the Company issued $500 million of Subordinated Notes at 99.82%. The notes bear interest at 7.75% and mature March 1, 2011. The notes are unsecured obligations of Union Planters and qualify as Tier 2 capital for regulatory capital purposes. Debt issuance costs of $3.5 million were included in other assets and are being amortized over the term of the notes. The net proceeds are being used for general corporate purposes.

NOTE 7.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

      Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

                                                                                       SEPTEMBER 30,
                                                                               ----------------------------     DECEMBER 31,
                                                                                   2001            2000           2000
                                                                               ------------    ------------    ------------
                                                                                          (DOLLARS IN THOUSANDS)
Preferred stock, without par value, 10,000,000 shares authorized
  Series F Preferred Stock
    300,000 shares authorized, none issued ................................    $         --    $         --    $         --
  Series E, 8% Cumulative, Convertible,
    Preferred Stock (stated at liquidation value of $25 per share), 659,104 shares issued and outstanding (797,683 at September 30, 2000
       and 787,628 at December 31, 2000) ..................................          16,478          19,942          19,691
                                                                               ------------    ------------    ------------
          TOTAL PREFERRED STOCK ...........................................    $     16,478    $     19,942    $     19,691
                                                                               ============    ============    ============

NOTE 8.  OTHER NONINTEREST INCOME AND EXPENSE

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                               --------------------------      --------------------------
                                                                  2001            2000            2001            2000
                                                               ----------      ----------      ----------      ----------
                                                                                (DOLLARS IN THOUSANDS)
OTHER NONINTEREST INCOME
  ATM transaction fees...................................      $    7,592      $    6,780      $   22,552      $   21,641
  Letters of credit fees.................................           2,165           2,160           6,097           5,597
  Net gain on sales of branches/deposits and other assets          18,637           1,235          19,838           2,725
  Gain on sale of asset-backed loans.....................              --           2,693              --           2,693
  Earnings (losses) of equity method investments.........           1,122             131           4,385            (640)
  Reversion of excess assets of a pension plan of an
    acquired entity......................................              --              --              --           4,762
  Other income...........................................          19,385          21,266          59,987          50,374
                                                               ----------      ----------      ----------      ----------
          TOTAL OTHER NONINTEREST INCOME.................      $   48,901      $   34,265      $  112,859      $   87,152
                                                               ==========      ==========      ==========      ==========

OTHER NONINTEREST EXPENSE
  Communications.........................................      $    8,954      $    8,816      $   26,357      $   28,172
  Other contracted services..............................           8,583           8,283          26,366          25,113
  Postage and carrier....................................           7,227           6,987          23,247          21,593
  Stationery and supplies................................           5,414           6,569          17,523          19,541
  Merchant servicing expenses............................           6,781           6,682          20,199          18,962
  Advertising and promotion..............................           4,970           6,552          20,803          20,632
  Mortgage intangibles expense...........................          15,653           5,275          30,088          14,570
  Other personnel services...............................           3,791           3,385          10,257          10,038
  Legal fees.............................................           3,248           3,098           8,751           9,220
  Travel.................................................           2,531           2,905           8,254           7,976
  Consultant fees........................................             934           1,032           3,643           4,453
  Federal Reserve fees...................................           1,969           1,876           6,106           5,167
  Accounting and audit fees..............................           1,659           1,302           4,514           4,765
  Other real estate expense..............................           1,462           1,344           4,564           4,132
  Brokerage and clearing fees on trading activities......           1,183           1,593           5,363           4,419
  Taxes other than income................................           1,837           1,382           5,563           4,836
  FDIC insurance.........................................           1,091           1,185           3,351           3,651
  Dues, subscriptions, and contributions.................           2,081             995           4,118           3,023
  Insurance..............................................             902             837           2,726           2,567
  Provision for losses on FHA/VA foreclosure claims......              45             796           2,646           1,260
  Miscellaneous charge-offs..............................           4,633           3,167          14,038           7,246
  UPExcel project expense................................           4,246              --          12,280              --
  Write-off of software and equity investment............           3,790              --           3,790              --
  Other expense..........................................          10,525          10,643          42,953          33,598
                                                               ----------      ----------      ----------      ----------
          TOTAL OTHER NONINTEREST EXPENSE................      $  103,509      $   84,704      $  307,500      $  254,934
                                                               ==========      ==========      ==========      ==========

NOTE 9.  INCOME TAXES

      Applicable income taxes for the three and nine months ended September 30, 2001 were $57.5 million and $168.2 million, respectively, resulting in an effective tax rate of 33.92% for both periods. Applicable income taxes for the same periods in 2000 were $50.8 million and $154.1 million, respectively, resulting in effective tax rates of 33.32% and 33.51%, respectively. The increase in the effective rate in 2001, as compared to 2000, is due primarily to the change in the mix of taxable and nontaxable revenues. The tax expense applicable to investment securities gains for the nine months ended September 30, 2001 and 2000 was $3.3 million and $30,000, respectively.

      At September 30, 2001, Union Planters had a net deferred tax asset of $52.3 million compared to $124.5 million at December 31, 2000. The decrease is attributable to the change in the net deferred asset (liability) related to the unrealized gain or loss on available for sale investment securities. Management believes that the deferred tax asset will be fully realized and, therefore, no valuation allowance has been provided.

NOTE 10.  EARNINGS PER SHARE

      The following table sets forth the computation of basic net earnings per share and diluted net earnings per share:

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                    ----------------------------    ----------------------------
                                                        2001            2000            2001            2000
                                                    ------------    ------------    ------------    ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC
  Net earnings .................................    $    112,004    $    101,581    $    327,696    $    305,803
    Less preferred dividends ...................             301             399           1,066           1,213
                                                    ------------    ------------    ------------    ------------
  Net earnings applicable to common shares .....    $    111,703    $    101,182    $    326,630    $    304,590
                                                    ============    ============    ============    ============

  Average common shares outstanding ............     137,198,351     134,678,290     136,931,023     135,337,293
                                                    ============    ============    ============    ============

  Net earnings per common share-- basic ........    $        .81    $        .75    $       2.38    $       2.25
                                                    ============    ============    ============    ============

DILUTED
  Net earnings .................................    $    112,004    $    101,581    $    327,696    $    305,803
                                                    ============    ============    ============    ============

  Average common shares outstanding ............     137,198,351     134,678,290     136,931,023     135,337,293
  Stock option adjustment ......................         825,183         453,102         694,781         464,828
  Preferred stock adjustment ...................         863,436         998,590         934,659       1,018,844
                                                    ------------    ------------    ------------    ------------
  Average common shares outstanding ............     138,886,970     136,129,982     138,560,463     136,820,965
                                                    ============    ============    ============    ============

  Net earnings per common share-- diluted ......    $        .81    $        .75    $       2.37    $       2.24
                                                    ============    ============    ============    ============

NOTE 11.  MORTGAGE LOAN SERVICING

      Union Planters was acting as servicing agent for residential mortgage loans totaling approximately $15.2 billion at September 30, 2001 compared to $13.7 billion at December 31, 2000. The loans serviced for others are not included in Union Planters' consolidated balance sheet. The following table presents a reconciliation of the changes in mortgage servicing rights for the nine months ended September 30, 2001 and the year ended December 31, 2000.

                                            SEPTEMBER  30,     DECEMBER 31,
                                                2001               2000
                                            ------------       ------------
                                                  (DOLLARS IN THOUSANDS)
Beginning balance ....................      $    123,940       $    122,110
Additions ............................            68,760             39,314
Sales ................................                --            (17,581)
Amortization of servicing rights .....           (30,088)           (19,903)
                                            ------------       ------------
Ending balance .......................      $    162,612       $    123,940
                                            ============       ============

      The fair value of mortgage servicing rights at September 30, 2001 was $165.5 million. Significant assumptions utilized in determining the fair value were as follows:

Dealer consensus prepayment speeds.........          19.4% CPR
Market discount rate.......................           9.9

      Both of the significant assumptions above are directly related to and move in concert with interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the mortgage servicing rights as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in interest rates. At September 30, 2001, the reduction in the current fair value of mortgage servicing rights resulting from an immediate 50 and 100 basis point decline in interest rates would be approximately $36.6 million and $65.7 million, respectively.

NOTE 12.  LINE OF BUSINESS REPORTING

                             THREE MONTHS ENDED SEPTEMBER 30, 2001 (2)           NINE MONTHS ENDED SEPTEMBER 30, 2001 (2)
                        --------------------------------------------------  --------------------------------------------------
                                         OTHER                                               OTHER
                                       OPERATING     PARENT   CONSOLIDATED                 OPERATING    PARENT    CONSOLIDATED
                           BANKING       UNITS      COMPANY      TOTAL        BANKING        UNITS      COMPANY      TOTAL
                        ------------  -----------  ---------  ------------  ------------  -----------  ---------  ------------
                                                                       (DOLLARS IN THOUSANDS)
Net interest
 income ............... $    294,699  $    39,076  $ (11,097) $    322,678  $    862,667  $   111,683  $ (24,482) $    949,868
Provision for
 losses on loans ......      (30,666)     (11,267)        --       (41,933)      (79,362)     (16,771)        --       (96,133)
Noninterest income (1)       131,011       64,696         54       195,761       348,998      190,091        403       539,492
Noninterest expense ...     (230,220)     (62,002)    (1,733)     (293,955)     (706,664)    (171,436)    (6,486)     (884,586)
Other significant
 items, net ...........      (11,573)          --     (1,483)      (13,056)      (11,399)          --     (1,337)      (12,736)
                        ------------  -----------  ---------  ------------  ------------  -----------  ---------  ------------
Earnings before
 taxes (1) ............ $    153,251  $    30,503  $ (14,259) $    169,495  $    414,240  $   113,567  $ (31,902) $    495,905
                        ============  ===========  =========  ============  ============  ===========  =========  ============

Average assets ........ $ 30,063,533  $ 3,551,800  $ 182,958  $ 33,798,291  $ 31,403,422  $ 2,951,461  $ 163,192  $ 34,518,075
                        ============  ===========  =========  ============  ============  ===========  =========  ============

                             THREE MONTHS ENDED SEPTEMBER 30, 2000 (2)           NINE MONTHS ENDED SEPTEMBER 30, 2000 (2)
                        --------------------------------------------------  --------------------------------------------------
                                         OTHER                                               OTHER
                                       OPERATING     PARENT   CONSOLIDATED                 OPERATING    PARENT    CONSOLIDATED
                           BANKING       UNITS      COMPANY      TOTAL        BANKING        UNITS      COMPANY      TOTAL
                        ------------  -----------  ---------  ------------  ------------  -----------  ---------  ------------
                                                                       (DOLLARS IN THOUSANDS)
Net interest
 income ............... $    278,690  $    28,324  $  (3,006) $    304,008  $    853,693  $    85,039  $  (8,622) $    930,110
Provision for
 losses on loans.......      (15,528)      (4,411)        --       (19,939)      (45,875)     (11,066)        --       (56,941)
Noninterest income (1)        89,944       51,445        499       141,888       252,425      150,540        153       403,118
Noninterest expense ...     (218,530)     (47,222)    (1,862)     (267,614)     (671,487)    (137,707)    (6,010)     (815,204)
Other significant
 items, net ...........       (8,692)       2,693         --        (5,999)       (3,853)       2,693         --        (1,160)
                        ------------  -----------  ---------  ------------  ------------  -----------  ---------  ------------
Earnings before
 taxes (1) ............ $    125,884  $    30,829  $  (4,369) $    152,344  $    384,903  $    89,499  $ (14,479) $    459,923
                        ============  ===========  =========  ============  ============  ===========  =========  ============

Average assets ........ $ 31,719,619  $ 2,347,808  $ 138,536  $ 34,205,963  $ 31,285,965  $ 2,347,406  $ 142,259  $ 33,775,630
                        ============  ===========  =========  ============  ============  ===========  =========  ============

--------------------
(1) Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $4.8 million and $67.6 million for the three months ended September 30, 2001 and 2000, respectively, and $110.2 million and $228.0 million, respectively, for the nine months ended September 30, 2001 and 2000.

(2) The Company implemented a new management reporting system in the first quarter of 2001, including a transfer pricing system for funds used or provided by the various segments. This new system had the effect of changing the amount each segment is charged or credited for funds. Amounts shown for 2000 have been reclassified to reflect this change.

NOTE 13.  CONTINGENT LIABILITIES

      Union Planters and/or its subsidiaries are parties to various legal proceedings, including an action that was filed on February 20, 2001, which are described in Item 3, Part I of Union Planters' 2000 10-K and in Note 20 to Union Planters' consolidated financial statements on page 67 of the 2000 Annual Report. Various other legal proceedings pending against Union Planters and/or its subsidiaries have arisen in the ordinary course of business.

      Based upon present information, including evaluations of certain actions by outside counsel, management is of the opinion that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the third quarter of 2001 in any of the pending or threatened legal proceedings that affected such opinion.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related financial analysis set forth in Union Planters' 2000 Annual Report, the interim unaudited consolidated financial statements and notes for the nine months ended September 30, 2001 included in Part I hereof, and the supplemental financial data included in this discussion.

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

         -        timing and effects of projected changes in interest rates

         -        effects of changes in general economic conditions

         - the adequacy of the allowance for losses on loans and the level of future provisions for losses on loans

         -        projected results of the UPExcel project

         - expected trends in nonperforming assets, net charge-offs, and the related risk of losses

         - the effect of legal proceedings on Union Planters' financial condition, results of operations, and liquidity

         -        business plans for the year 2001 and beyond

         -        anticipated recoveries under insurance policies

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

SELECTED FINANCIAL DATA

      The following table presents selected financial highlights for the three- and nine-month periods ended September 30, 2001 and 2000:

                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                             ------------------------    PERCENTAGE   ------------------------      PERCENTAGE
                                                2001          2000         CHANGE        2001          2000           CHANGE
                                             ----------    ----------    ----------   ----------    ----------    --------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net earnings .............................   $  112,004    $  101,581        10%      $  327,696    $  305,803             7%
  Per share
    Basic ................................          .81           .75         8             2.38          2.25             6
    Diluted ..............................          .81           .75         8             2.37          2.24             6
  Return on average assets ...............         1.31%         1.18%                      1.27%         1.21%
  Return on average common equity ........        14.18         14.67                      14.33         14.60
Cash operating earnings ..................   $  133,884    $  116,476        15       $  377,246    $  344,917             9
  Per share
    Diluted ..............................          .96           .86        12             2.72          2.52             8
  Return on average assets ...............         1.57%         1.35%                      1.46%         1.36%
  Return on average common equity ........        16.96         16.83                      16.50         16.47
  Return on average tangible assets ......         1.62          1.39                       1.50          1.40
  Return on average tangible common equity        24.48         26.15                      24.14         25.25
Dividends per common share ...............   $      .50    $      .50        --       $     1.50    $     1.50            --
Net interest margin (FTE) ................         4.27%         3.98%                      4.14%         4.17%
Net interest spread (FTE) ................         3.61          3.25                       3.45          3.48
Expense ratio ............................         1.20          1.27                       1.23          1.45
Efficiency ratio .........................        55.03         55.31                      55.95         56.42
Book value per common share ..............                                            $    23.26    $    20.61            13
Leverage ratio ...........................                                                  7.23%         6.36%
Common share prices
  High closing price .....................   $    46.94    $    33.81                 $    46.94    $    37.25
  Low closing price ......................        38.63         28.69                      34.70         25.63
  Closing price at quarter-end ...........        42.90         33.06                      42.90         33.06


--------------------

Cash operating earnings = Net earnings adjusted for the after-tax impact of goodwill and other intangibles amortization and nonoperating items

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense [noninterest expense minus noninterest income, excluding significant nonoperating revenues/expenses, investment securities gains (losses) and goodwill and other intangibles amortization] divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant nonoperating expenses and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant nonoperating revenues and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

OPERATING RESULTS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

      The following table presents a summary of Union Planters' operating results for the three and nine months ended September 30, 2001 and 2000, identifying significant nonoperating items impacting the results for the periods shown:

                           UNION PLANTERS CORPORATION
                         SUMMARY OF CONSOLIDATED RESULTS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                               -----------------------   -----------------------
                                                                  2001         2000         2001         2000
                                                               ----------   ----------   ----------   ----------
                                                                              (DOLLARS IN THOUSANDS)
Interest income .............................................  $  580,066   $  649,054   $1,843,196   $1,876,786
Interest expense ............................................    (257,388)    (345,046)    (893,328)    (946,676)
                                                               ----------   ----------   ----------   ----------
     NET INTEREST INCOME ....................................     322,678      304,008      949,868      930,110
PROVISION FOR LOSSES ON LOANS ...............................     (41,933)     (19,939)     (96,133)     (56,941)
                                                               ----------   ----------   ----------   ----------
     NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS      280,745      284,069      853,735      873,169
                                                               ----------   ----------   ----------   ----------
NONINTEREST INCOME
  Service charges on deposit accounts .......................      53,694       47,451      163,401      134,149
  Mortgage banking revenue ..................................      51,279       27,823      138,689       75,207
  Merchant servicing income .................................      10,430        9,320       31,392       27,133
  Factoring commissions and fees ............................       9,620        9,831       28,700       28,778
  Trust service income ......................................       6,954        6,043       21,026       19,275
  Profits and commissions from trading activities ...........       1,339        1,598        6,226        4,314
  Investments and insurance .................................      13,544       11,014       37,199       37,329
  Other income ..............................................      48,901       28,808      112,859       76,933
                                                               ----------   ----------   ----------   ----------
     Total noninterest income ...............................     195,761      141,888      539,492      403,118
                                                               ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
  Salaries and employee benefits ............................     133,462      122,319      398,975      378,617
  Net occupancy expense .....................................      26,665       23,536       78,380       70,485
  Equipment expense .........................................      22,026       20,904       66,649       63,308
  Goodwill amortization .....................................      12,089       11,700       36,184       34,501
  Other intangibles amortization ............................       4,240        4,451       12,968       13,359
  Other expense .............................................      95,473       84,704      291,430      254,934
                                                               ----------   ----------   ----------   ----------
     Total noninterest expense ..............................     293,955      267,614      884,586      815,204
                                                               ----------   ----------   ----------   ----------

EARNINGS BEFORE NONOPERATING ITEMS AND INCOME TAXES .........     182,551      158,343      508,641      461,083

NONOPERATING ITEMS
  Gain on securitization and sale of loans ..................          --        2,764           --        2,764
  Gain on sale of loans .....................................          --        2,693           --        2,693
  Reversion of excess assets of a pension plan of an acquired          --           --           --        4,762
entity
  UPExcel project expense ...................................      (4,246)          --      (12,280)          --
  Severance pay .............................................      (5,600)          --       (5,600)          --
  Write-off of software and equity investment ...............      (3,790)          --       (3,790)          --
  Settlement of executive contractual obligations ...........          --      (11,456)          --      (11,456)
  Investment securities gains ...............................         580           --        8,934           77
                                                               ----------   ----------   ----------   ----------
     EARNINGS BEFORE INCOME TAXES ...........................     169,495      152,344      495,905      459,923
Income taxes ................................................     (57,491)     (50,763)    (168,209)    (154,120)
                                                               ----------   ----------   ----------   ----------
     NET EARNINGS ...........................................  $  112,004   $  101,581   $  327,696   $  305,803
                                                               ==========   ==========   ==========   ==========

NET EARNINGS ................................................  $  112,004   $  101,581   $  327,696   $  305,803
Nonoperating items, net of taxes ............................       7,977        1,458        7,782       (1,035)
Goodwill and other intangibles amortization, net of taxes ...      13,903       13,437       41,768       40,149
                                                               ----------   ----------   ----------   ----------
CASH OPERATING EARNINGS .....................................  $  133,884   $  116,476   $  377,246   $  344,917
                                                               ==========   ==========   ==========   ==========

PER COMMON SHARE DATA
  Diluted earnings per share ................................  $      .81   $      .75   $     2.37   $     2.24
  Diluted cash operating earnings per share .................         .96          .86         2.72         2.52

      The following table presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table:

                           UNION PLANTERS CORPORATION
               CONTRIBUTIONS TO DILUTED EARNINGS PER COMMON SHARE

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                EPS
                                                                     -----------------------------      INCREASE
                                                                         2001             2000          (DECREASE)
                                                                     ------------     ------------     ------------
Net interest income-FTE .........................................    $       7.04     $       7.00     $        .04
Provision for losses on loans ...................................            (.69)            (.42)            (.27)
                                                                     ------------     ------------     ------------
Net interest income after provision for losses on loans-FTE .....            6.35             6.58             (.23)
                                                                     ------------     ------------     ------------

Noninterest income
  Service charges on deposit accounts ...........................            1.18              .98              .20
  Mortgage banking revenue ......................................            1.00              .55              .45
  Merchant servicing income .....................................             .23              .20              .03
  Factoring commissions and fees ................................             .21              .21               --
  Trust service income ..........................................             .15              .14              .01
  Profits and commissions from trading activities ...............             .04              .03              .01
  Investments and insurance .....................................             .27              .27               --
  Investment securities gains ...................................             .06               --              .06
  Other income ..................................................             .82              .64              .18
                                                                     ------------     ------------     ------------
          TOTAL NONINTEREST INCOME ..............................            3.96             3.02              .94
                                                                     ------------     ------------     ------------

Noninterest expense
  Salaries and employee benefits ................................            2.92             2.85             (.07)
  Net occupancy expense .........................................             .57              .52             (.05)
  Equipment expense .............................................             .48              .46             (.02)
  Goodwill amortization .........................................             .26              .25             (.01)
  Other intangibles amortization ................................             .09              .10              .01
  Other expense .................................................            2.22             1.86             (.36)
                                                                     ------------     ------------     ------------
          TOTAL NONINTEREST EXPENSE .............................            6.54             6.04             (.50)
                                                                     ------------     ------------     ------------

EARNINGS BEFORE INCOME TAXES-FTE ................................            3.77             3.56              .21
Income taxes-FTE ................................................            1.40             1.32             (.08)
                                                                     ------------     ------------     ------------
DILUTED EARNINGS PER COMMON SHARE ...............................    $       2.37     $       2.24     $        .13
                                                                     ============     ============     ============

Change in net earnings applicable to diluted earnings
  per share using previous year average shares outstanding ......                                      $        .16
Change in average shares outstanding ............................                                              (.03)
                                                                                                       ------------
          CHANGE IN NET EARNINGS ................................                                      $        .13
                                                                                                       ============

AVERAGE DILUTED SHARES (IN THOUSANDS) ...........................         138,560          136,821
                                                                     ============     ============

--------------------

FTE = Fully taxable-equivalent basis


                         THIRD QUARTER EARNINGS OVERVIEW

      For the third quarter of 2001, Union Planters reported cash operating earnings, which exclude the after tax impact of nonoperating items and goodwill and other intangibles, of $133.9 million, or $.96 per diluted common share. This compared to cash operating earnings for the same period in 2000 of $116.5 million, or $.86 per diluted common share and $123.1 million, or $.89 per diluted common share for the second quarter of 2001. Cash operating earnings for the third quarter of 2001 resulted in annualized returns on average assets, average common equity, and average tangible common equity of 1.57%, 16.96%, and 24.48%, respectively, which compares to 1.35%, 16.83%, and 26.15%, respectively, for the same period in 2000.

      Net earnings were $112.0 million, or $.81 per diluted common share, for the third quarter of 2001, an increase from $101.6 million, or $.75 per diluted common share, for the same period in 2000. These earnings represented annualized returns on average assets and average common equity of 1.31% and 14.18%, respectively, compared to 1.18% and 14.67%, respectively, for the same period in 2000.

      Reference is made to the "Summary of Consolidated Results" on page 18 for a comparison of the nonoperating items impacting results for the three and nine months ended September 30, 2001 and 2000.

                                EARNINGS ANALYSIS

NET INTEREST INCOME

      Tax-equivalent net interest income for the third quarter of 2001 was $331.3 million, an increase of $18.5 million over the same quarter last year and a $6.6 million increase over the second quarter of 2001. The components of this change were continued improvement in pricing of loan products and the decline in core funding costs during the third quarter.

      The net interest margin for the third quarter of 2001 was 4.27%, which compares to 3.98% and 4.11%, respectively, for the third quarter of 2000 and second quarter of 2001. The interest-rate spread was 3.61% for the third quarter of 2001, an increase from 3.25% for the third quarter of 2000 and 3.42% for the second quarter of 2001.

      Reference is made to Union Planters' average balance sheet and analysis of volume and rate changes, which follow this discussion, for additional information regarding the changes in net interest income.

INTEREST INCOME

      The following table presents a breakdown of average earning assets:

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      -------------------------------------    -----------------------
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                      -----------------------      JUNE 30,    -----------------------
                                                         2001         2000          2001          2001          2000
                                                      ----------   ----------    ----------    ----------    ----------
                                                                             (DOLLARS IN BILLIONS)
Average earning assets............................     $   30.8     $   31.2      $   31.7      $   31.5      $   30.7
  Comprised of:
    Loans.........................................           82%          76%           81%         81%             75%
    Investment securities.........................           16           23            17          18              24
    Other earning assets .........................            2            1             2           1               1
--------------------

Fully taxable-equivalent yield on average earning          7.58%        8.38%         7.89%       7.93%           8.29%
assets............................................

      Taxable-equivalent interest income decreased $69.1 million for the third quarter of 2001 compared to the same period in 2000. This decline was attributable primarily to a decrease in the average yield on earning assets from 8.38% to 7.58%, which reduced interest income by $70.0 million. The decline in yield is attributable primarily to the decreasing interest rate trend. Compared to the second quarter of 2001, interest income decreased $34.6 million, which was attributable primarily to a decline in the average yield on earning assets and a decrease of $890.7 million in earning assets.

      For the first nine months of 2001, taxable-equivalent interest income decreased $34.1 million compared to the same period last year. The decrease was driven by a decrease in the average yield on earning assets from 8.29% to 7.93%, which reduced interest income by $107.5 million. Partially offsetting this decrease was a 2.8% increase in average earning assets, primarily loans, which increased interest income $73.4 million.

      The decline in interest income during the third quarter of 2001 is the result of declining interest rates during the quarter. While the average yields on earning assets decreased, average rates paid for interest-bearing liabilities also decreased and the overall net interest income improved. Reference is made to the Asset/Liability and Market Risk Management discussions for additional information regarding changes in interest rates and how the Company is positioned to react to the changes.

      The percentage of loans to total earning assets has increased over the past several quarters as well as over the prior year. This change in mix is being driven by the growth of loans (see the Loan discussion) and a strategy by management to lower the level of investment securities. During the second quarter, the investment securities portfolio was restructured (see the Investment Securities discussion). A portion of the proceeds from the sale of investment securities was used to reduce short-term debt.

INTEREST EXPENSE

      The following table presents a breakdown of average interest-bearing liabilities:

                                                              THREE MONTHS ENDED
                                                   ---------------------------------------       NINE MONTHS ENDED
                                                          SEPTEMBER 30,                             SEPTEMBER 30,
                                                    ------------------------     JUNE 30,     ------------------------
                                                       2001          2000          2001          2001           2000
                                                    ----------    ----------    ----------    ----------    ----------
                                                                             (DOLLARS IN BILLIONS)
Average interest-bearing liabilities ............   $     25.7    $     26.8    $     26.8    $     26.7    $     26.3
  Comprised of:
    Deposits ....................................           76%           72%           73%           73%           73%
    Short-term borrowings .......................           13            22            17            17            22
    FHLB advances and long-term debt ............           11             6            10            10             5
---------------

Rate paid on average interest-bearing liabilities         3.97%         5.13%         4.47%         4.48%         4.81%

      Interest expense decreased $87.7 million in the third quarter of 2001 compared to the same quarter last year. This decrease was driven by a decrease in the average rate paid for interest-bearing liabilities from 5.13% to 3.97%, which resulted from the declining interest-rate environment. This reduction in rates paid decreased interest expense $73.9 million. Average interest-bearing liabilities also decreased $1.1 billion, primarily short-term FHLB advances, which decreased interest expense $13.8 million. Compared to the second quarter of 2001, interest expense decreased $41.2 million due primarily to the decline in interest rates. The average rate paid for interest-bearing liabilities decreased from 4.47% to 3.97%, which reduced interest expense $22.4 million. Also contributing to the decrease was a $1.0 billion reduction in average interest-bearing liabilities, which reduced interest expense $18.8 million. This decrease resulted primarily from a reduction in short-term borrowings.

      For the first nine months of 2001, interest expense decreased $53.3 million compared to the same period last year. The decrease was driven by a decrease in the average rate paid on interest-bearing liabilities from 4.81% to 4.48%, which decreased interest expense $73.8 million. The decrease in interest expense was partially offset by an increase in average interest-bearing liabilities of $381.0 million, which increased interest expense $20.5 million.

      The decreases in interest rates in 2001 by the Federal Reserve and an additional decrease in the fourth quarter of 2001 are expected to lower Union Planters' borrowing cost. The reduction in short-term borrowings during the third quarter is expected to reduce the Company's exposure to changes in interest rates. Additional rate reductions are not expected to have as significant an impact because the rates paid on certain deposit products do not react as quickly as other instruments, and certain deposit products may reach minimum rate levels. Reference is made to the Asset/Liability and Market Risk Management section for a discussion of the impact of declining interest rates. These are forward-looking statements and actual results could differ due to several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

PROVISION FOR LOSSES ON LOANS

      The provision for losses on loans for the third quarter of 2001 was $41.9 million, or .66% of average loans on an annualized basis. This compares to $28.9 million, or .45% of average loans, for the second quarter of 2001 and $19.9 million, or .34% of average loans, for the third quarter of 2000. The higher provision for losses on loans in the second and third quarters of 2001 is attributable to the growth of loans and the downturn in the economy and the resulting increase in nonperforming loans. Also, a one-time net charge of $8 million related to a fraud associated with a mortgage warehouse line of credit was recorded in the third quarter of 2001. The line of credit has been charged off; however, the fraud is insured, and the Company has made appropriate estimates for recovery under its insurance policy. Reference is made to the "Allowance for Losses on Loans" and "Nonperforming Loans" discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

NONINTEREST INCOME

      Noninterest income for the third quarter of 2001 was $196.3 million, an increase of $9.2 million, or 4.9%, from the second quarter of 2001 and an increase of $49.0 million, or 33.3%, from the third quarter of 2000. Included in noninterest income for the third quarter of 2001 was an investment securities gain of $580,000. For the same period in 2000, noninterest income included $5.5 million resulting from the sale of loans. Both of these items are considered nonoperating by management. Also included in noninterest income for the third quarter of 2001 was $18.6 million in gains on the sale of branches related to the UPExcel project.

      Growth of noninterest income continues to be one of management's priorities. Noninterest income less nonrecurring items, as a percentage of total revenues, increased to 35.4% in the third quarter of 2001, compared to 31.8% for the same quarter last year and 36.1% for the second quarter of 2001. The major components of noninterest income are presented on the consolidated statement of earnings and in Note 8 to the unaudited interim consolidated financial statements. The strong growth in noninterest income is attributable to successful efforts in several areas as outlined below. Additionally, the Jefferson Savings acquisition in February 2001 and the Strategic Outsourcing, Inc. (SOI) acquisition in April 2000 contributed to the growth year over year.

      MORTGAGE BANKING REVENUES. These revenues increased $23.5 million in the third quarter of 2001 compared to the same period in 2000 and increased $5.2 million compared to the second quarter of 2001. For the first nine months of 2001, mortgage banking revenues increased $63.5 million, or 84.4%, to $138.7 million over the same period in 2000. The lower interest-rate environment, which increased mortgage loan production and the level of mortgage refinancing activity, as well as the divestiture of home mortgage loans were the primary contributors to this growth. In the third quarter of 2001, Union Planters securitized or sold $478.9 million of mortgage loans, which resulted in a pretax gain of $10.6 million.

      SERVICE CHARGES ON DEPOSIT ACCOUNTS. These fees increased 13.2% to $53.7 million for the third quarter of 2001 compared to the same period in 2000 and decreased $2.6 million compared to the second quarter of 2001. For the nine months ended September 30, 2001, these fees increased $29.3 million, or 21.8%. This increase is attributable to a more consistent administration of competitive pricing and collections on all account relationships across the entire franchise.

      SOI NET REVENUES. SOI, which was acquired by Union Planters in April 2000, is one of the largest providers of professional employment services in the United States, which include workers' compensation, employee benefits management, payroll administration, safety and risk management services, human resource administration, and compliance administration. Clients, who are typically small and medium-sized businesses, are provided cost-effective approaches to the management of critical human resource responsibilities and employer risks. Net SOI revenues were $6.2 million for the third quarter of 2001, level with the same period in 2000, and level with the second quarter of 2001. For the first nine months of 2001, net SOI revenues were $18.3 million compared to $7.4 million for the same period in 2000.

      MERCHANT SERVICING INCOME. These revenues are primarily from Union Planters' merchant processing, which are earned by the conversion to cash of payments received by merchants from customers using credit cards, debit cards, purchase cards, and private label cards. Merchant servicing income increased $1.1 million to $10.4 million for the third quarter of 2001 as compared to the third quarter last year and decreased $873,000 from the second quarter of 2001. For the nine months ended September 30, 2001 and 2000, these revenues were $31.4 million and $27.1 million, respectively.

      INSURANCE AND INVESTMENTS. This category of noninterest income is comprised of insurance commissions, annuity sales commissions, and brokerage fee income. For the third quarter of 2001, these revenues were $13.5 million, an increase of $1.6 million from the second quarter of 2001 and an increase of $2.5 million from the third quarter of 2000. For the nine months ended September 30, 2001, insurance and investments were $37.2 million compared to $37.3 million for the same period in 2000.

      OTHER NONINTEREST INCOME. Revenues from Union Planters' Small Business Administration (SBA) trading operations are generated from buying, selling, and securitizing government-guaranteed SBA pools and government-guaranteed portions of SBA loans. These revenues decreased $259,000 to $1.3 million for the third quarter of 2001 compared to the third quarter of 2000. Compared to the second quarter of 2001, these revenues decreased $830,000. For the nine months ended September 30, 2001, SBA trading revenues increased $1.9 million over the same period in 2000.

      Union Planters has a limited partnership investment of $10.2 million in VSIBG, a registered broker-dealer whose principal business is the purchase and sale of fixed income securities for institutional clients. Union Planters' share of earnings from this investment increased $1.0 million for the third quarter of 2001 compared to the same period last year and decreased $799,000 compared to the second quarter of 2001. For the nine months ended September 30, 2001, earnings from this investment were $4.4 million, an increase of $4.0 million from the same period a year ago.

NONINTEREST EXPENSE

      Noninterest expense for the third quarter of 2001 was $307.6 million, which compares to $279.1 million for the third quarter of 2000 and $309.0 million for the second quarter of 2001. For the nine months ended September 30, 2001, noninterest expense was $906.3 million compared to $826.7 million for the same period in 2000. The Company's efficiency ratio for the third quarter of 2001 was 55.03%, compared to 56.52% for the second quarter of 2001 and 55.31% for the third quarter of 2000.

      The Jefferson Savings (February 2001) and SOI (April 2000) acquisitions increased noninterest expense approximately $4.9 million and $20.9 million for the third quarter and the nine months ended September 30, 2001, respectively, compared to the same periods in 2000. Also, during the third quarter of 2001 mortgage production increased as interest rates decreased. The increased production contributed to increased expenses in the mortgage operations of $10.6 million over the second quarter of 2001 and $17.8 million over the third quarter of 2000. The major components of noninterest expense are presented on the consolidated statement of earnings and in Note 8 to the unaudited interim consolidated financial statements. A discussion of the significant expense categories impacting the changes in noninterest expense follows:

      SALARIES AND EMPLOYEE BENEFITS. These expenses represent the largest category of noninterest expense and increased $5.3 million for the third quarter of 2001 to $139.1 million when compared to the third quarter of 2000. Compared to the second quarter of 2001, these expenses increased $5.9 million. For the nine months ended September 30, 2001, salaries and employee benefits increased $14.5 million over the same period last year. At September 30, 2001, Union Planters had 12,023 full-time equivalent employees, compared to 12,767 and 12,358, respectively, at September 30, 2000 and June 30, 2001.

      The increase in salaries and employee benefit expense was driven partially by the Jefferson Savings and SOI acquisitions. Also contributing to the increase was increased incentive compensation due to higher levels of production, primarily in mortgage operations, as well as severance pay in connection with the UPExcel program.

      OCCUPANCY AND EQUIPMENT EXPENSE. Net occupancy and equipment expense was $48.7 million for the third quarter of 2001, an increase of $4.3 million and $254,000, respectively, from the third quarter of 2000 and second quarter of 2001. These expenses increased due to the Jefferson Savings and SOI acquisitions and increased operating costs. For the nine months ended September 30, 2001, these expenses were $145.0 million, an increase of $11.2 million over the same period in 2000.

      GOODWILL AND OTHER INTANGIBLES AMORTIZATION. The increase year over year in the amortization of goodwill and other intangibles is attributable to the Jefferson Savings and SOI acquisitions.

      MORTGAGE INTANGIBLES EXPENSE. The lower interest-rate environment during the third quarter of 2001 resulted in increased amortization of mortgage servicing rights as well as a valuation allowance. For the third quarter of 2001, these expenses increased $10.4 million compared to the same period in 2000 and $11.5 million compared to the second quarter of 2001. For the nine months ended September 30, 2001, these expenses increased $15.5 million compared to the same period in 2000.

      UPEXCEL PROJECT EXPENSE. During the first quarter of 2001, Union Planters began a strategic initiative, UPExcel, to drive significant new business growth and to better control costs. The UPExcel program is a comprehensive "grass roots" self-improvement project that is designed to enhance client service, identify opportunities for new revenue generation and expense savings, and result in a more efficient and more profitable operation. At the end of the second quarter, the project was entering the final planning phase, after which implementation of the various initiatives was begun. Some of the changes resulting from the project are already in place, including a new management structure announced at the end of June as well as providing better customer service. Included in noninterest expense for the third quarter of 2001 are $4.2 million of costs related to this project, which were considered a nonoperating expense item by management. UPExcel is designed to be fully implemented over an 18-month period. These are forward-looking statements and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

      OTHER MISCELLANEOUS EXPENSES. For the third quarter and the nine months ended September 30, 2001, miscellaneous charge-offs increased $1.5 million and $6.8 million, respectively, compared to the same periods in 2000. Compared to the second quarter of 2001, miscellaneous charge-offs decreased $1.5 million.

      Provisions for losses on FHA/VA foreclosure claims decreased $751,000 and increased $1.4 million, respectively, for the three and nine months ended September 30, 2001 compared to the same periods in 2000. Compared to the second quarter of 2001, there was a decrease of $2.7 million.

      Advertising and promotion expense for the third quarter of 2001 decreased $1.6 million compared to the third quarter of 2000 and decreased $4.3 million compared to the second quarter of 2001. For the nine months ended September 30, 2001, advertising and promotion expenses increased $171,000 compared to the same period in 2000.

      Credit-related expenses (expenses related to origination of loan products) increased $5.2 million in the third quarter of 2001 to $7.8 million compared to the third quarter of 2000. This compares to an increase of $2.0 million over the second quarter of 2001. For the nine months ended September 30, 2001, these expenses increased $10.3 million compared to the same period in 2000. The change in credit-related expenses is attributable to the increase in loan production, primarily mortgage loans.

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES



                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------------------------------
                                                                     2001                                    2000
                                                   --------------------------------------    ------------------------------------
                                                                    INTEREST        FTE                       INTEREST      FTE
                                                      AVERAGE        INCOME/       YIELD/      AVERAGE         INCOME/     YIELD/
                                                      BALANCE        EXPENSE        RATE       BALANCE         EXPENSE      RATE
                                                   ------------    -----------    -------    ------------     ----------  -------
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS
  Interest-bearing deposits at financial
institutions..................................     $     37,747     $      409       4.30%   $     33,090     $     825     9.92%
  Federal funds sold and securities purchased
    under agreements to resell................           93,199            853       3.63          93,592          1,511    6.42
  Trading account assets......................          218,298          3,418       6.21         214,725          4,266    7.90
  Investment securities (1) (2)
    Taxable...................................        3,934,180         63,511       6.40       5,868,233         94,746    6.42
    Tax-exempt................................        1,128,421         21,785       7.66       1,223,732         23,339    7.59
                                                   ------------     ----------               ------------     ----------
          Total investment securities.........        5,062,601         85,296       6.68       7,091,965        118,085    6.62
  Loans, net of unearned income (1) (3) (4)...       25,386,934        498,669       7.79      23,799,262        533,087    8.91
                                                   ------------     ----------               ------------     ----------
          TOTAL EARNING ASSETS (1) (2) (3) (4)       30,798,779        588,645       7.58      31,232,634        657,774    8.38
                                                                    ----------                                ----------
  Cash and due from banks.....................          731,088                                   867,145
  Premises and equipment......................          587,748                                   618,552
  Allowance for losses on loans...............         (337,339)                                 (347,638)
  Goodwill and other intangibles..............          960,290                                   977,477
  Other assets................................        1,057,725                                   857,793
                                                   ------------                              ------------
          TOTAL ASSETS........................     $ 33,798,291                              $ 34,205,963
                                                   ============                              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Money market accounts.......................     $  4,855,052     $   41,835       3.42%   $  3,795,223     $   42,411    4.45%
  Interest-bearing checking...................        3,111,517         10,540       1.34       3,143,839         11,880    1.50
  Savings deposits............................        1,347,694          4,783       1.41       1,431,130          5,165    1.44
  Certificates of deposit of $100,000 and over        1,957,996         25,240       5.11       2,641,260         41,108    6.19
  Other time deposits.........................        8,212,303        102,439       4.95       8,358,869        120,955    5.76
  Short-term borrowings
    Federal funds purchased and securities
      sold under agreements to repurchase.....        2,847,994         24,469       3.41       3,032,833         47,501    6.23
    Short-term senior notes...................               --             --         --         463,043          8,197    7.04
    Other.....................................          599,437          5,556       3.68       2,396,097         41,162    6.83
  Long-term debt
    Federal Home Loan Bank advances...........        1,461,160         18,097       4.91         601,365         10,149    6.71
    Subordinated capital notes................          974,030         17,772       7.24         474,963          7,751    6.49
    Medium-term senior notes..................           41,739            713       6.78          60,000          1,025    6.80
    Trust Preferred Securities................          199,102          4,128       8.23         199,067          4,128    8.25
    Other.....................................          102,727          1,816       7.01         152,875          3,614    9.40
                                                   ------------     ----------               ------------     ----------
     TOTAL INTEREST-BEARING LIABILITIES.......       25,710,751        257,388       3.97      26,750,564        345,046    5.13
  Noninterest-bearing demand deposits.........        4,172,497             --                  3,996,811             --
                                                   ------------     ----------               -------------    ----------
     TOTAL SOURCES OF FUNDS...................       29,883,248        257,388                 30,747,375        345,046
                                                                    ----------                                ----------
  Other liabilities...........................          772,767                                   694,978
  Shareholders' equity
    Preferred stock...........................           17,269                                    19,972
    Common equity.............................        3,125,007                                 2,743,638
                                                   ------------                              ------------
      Total shareholders' equity..............        3,142,276                                 2,763,610
                                                   ------------                              ------------
       TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY...............................     $ 33,798,291                              $ 34,205,963
                                                   ============                              ============
NET INTEREST INCOME (1).......................                      $  331,257                                $  312,728
                                                                    ==========                                ==========

INTEREST-RATE SPREAD (1)......................                                       3.61%                                  3.25%
                                                                                     ====                                  =====

NET INTEREST MARGIN (1).......................                                       4.27%                                  3.98%
                                                                                     ====                                  =====

TAXABLE-EQUIVALENT ADJUSTMENTS:
    Loans.....................................                      $    1,450                                $    1,407
    Investment securities.....................                           7,129                                     7,313
                                                                    ----------                                ----------
          TOTAL...............................                      $    8,579                                $    8,720
                                                                    ==========                                ==========

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

                  UNION PLANTERS CORPORATION AND SUBSIDIARIES
                      ANALYSIS OF VOLUME AND RATE CHANGES

                                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                                                    2001 VERSUS 2000
                                                                                      -------------------------------------------
                                                                                          INCREASE (DECREASE)
                                                                                         DUE TO CHANGE IN: (1)
                                                                                      --------------------------           TOTAL
                                                                                      AVERAGE           AVERAGE          INCREASE
                                                                                       VOLUME             RATE          (DECREASE)
                                                                                      --------          --------         --------
                                                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ........................        $    104          $   (520)        $   (416)
  Federal funds sold and securities purchased under agreements to resell .....              (6)             (652)            (658)
  Trading account assets .....................................................              71              (919)            (848)
  Investment securities (FTE) ................................................         (33,868)            1,079          (32,789)
  Loans, net of unearned income (FTE) ........................................          34,614           (69,032)         (34,418)
                                                                                      --------          --------         --------
          TOTAL INTEREST INCOME (FTE) ........................................             915           (70,044)         (69,129)
                                                                                      --------          --------         --------

INTEREST EXPENSE
  Money market accounts ......................................................          10,438           (11,014)            (576)
  Interest-bearing checking ..................................................            (118)           (1,222)          (1,340)
  Savings deposits ...........................................................            (287)              (95)            (382)
  Certificates of deposit of $100,000 and over ...............................          (9,487)           (6,381)         (15,868)
  Other time deposits ........................................................          (2,056)          (16,460)         (18,516)
  Short-term borrowings ......................................................         (31,278)          (35,557)         (66,835)
  Long-term debt .............................................................          18,980            (3,121)          15,859
                                                                                      --------          --------         --------
          TOTAL INTEREST EXPENSE .............................................         (13,808)          (73,850)         (87,658)
                                                                                      --------          --------         --------
CHANGE IN NET INTEREST INCOME (FTE) ..........................................        $ 14,723          $  3,806         $ 18,529
                                                                                      ========          ========         ========
PERCENTAGE INCREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD ...........                                               5.92%
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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------------------------------------------------
                                                                         2001                                  2000
                                                          ----------------------------------    ----------------------------------
                                                                         INTEREST        FTE                    INTEREST      FTE
                                                           AVERAGE        INCOME/     YIELD/       AVERAGE       INCOME/    YIELD/
                                                           BALANCE        EXPENSE      RATE        BALANCE       EXPENSE      RATE
                                                          -----------   -----------  -------     -----------    ----------  ------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
 Interest-bearing deposits at financial
   institutions ......................................    $    43,979    $    1,546    4.70%    $    31,793    $    1,632    6.86%
 Federal funds sold and securities purchased
    under agreements to resell .......................         58,701         1,856    4.23          87,129         4,118    6.31
 Trading account assets ..............................        224,964        12,064    7.17         221,686        12,682    7.64
 Investment securities (1)(2)
  Taxable ............................................      4,580,886       223,478    6.52       6,126,819       294,928    6.43
  Tax-exempt .........................................      1,156,343        66,876    7.73       1,248,624        71,925    7.69
                                                          -----------   -----------             -----------    ----------
    Total investment securities ......................      5,737,229       290,354    6.77       7,375,443       366,853    6.64
 Loans, net of unearned income (1)(3)(4) .............     25,461,043     1,563,729    8.21      22,965,988     1,518,378    8.83
                                                          -----------   -----------             -----------    ----------
    TOTAL EARNING ASSETS (1)(2)(3)(4) ................     31,525,916     1,869,549    7.93      30,682,039     1,903,663    8.29
                                                                        -----------                            ----------
Cash and due from banks ..............................        757,958                               917,522
Premises and equipment ...............................        597,606                               628,066
Allowance for losses on loans ........................       (339,423)                             (347,965)
Goodwill and other intangibles .......................        964,628                               968,688
Other assets .........................................      1,011,390                               927,280
                                                          -----------                           -----------
   TOTAL ASSETS ......................................    $34,518,075                           $33,775,630
                                                          ===========                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Money market accounts ...............................    $ 4,387,373    $  126,730    3.86%    $ 3,845,602    $  121,513    4.22%
 Interest-bearing checking ...........................      3,133,237        32,926    1.40       3,285,154        36,984    1.50
 Savings deposits ....................................      1,357,941        14,758    1.45       1,500,833        16,202    1.44
 Certificates of deposit of $100,000 and over ........      2,115,872        91,255    5.77       2,284,113        98,971    5.79
 Other time deposits .................................      8,442,603       343,527    5.44       8,343,814       338,411    5.42
 Short-term borrowings
  Federal funds purchased and securities
   sold under agreements to repurchase ...............      3,370,256       111,612    4.43       2,679,909       117,332    5.85
  Short-term senior notes ............................             --            --      --         315,328        16,213    6.87
   Other .............................................      1,252,332        48,930    5.22       2,805,758       134,392    6.40
 Long-term debt
  Federal Home Loan Bank advances ....................      1,395,093        55,618    5.33         347,660        17,025    6.54
  Subordinated capital notes .........................        869,818        46,563    7.16         475,197        23,264    6.54
  Medium-term senior notes ...........................         53,846         2,762    6.86          60,000         3,074    6.84
  Trust Preferred Securities .........................        199,093        12,383    8.32         199,058        12,383    8.31
  Other ..............................................        102,970         6,264    8.13         156,973        10,912    9.29
                                                          -----------   -----------             -----------    ----------
TOTAL INTEREST-BEARING LIABILITIES ...................     26,680,434       893,328    4.48      26,299,399       946,676    4.81
 Noninterest-bearing demand deposits..................      4,047,788            --               4,027,572            --
                                                          -----------   -----------             -----------    ----------
    TOTAL SOURCES OF FUNDS............................     30,728,222       893,328              30,326,971       946,676
                                                                        -----------                            ----------
Other liabilities ....................................        722,948                               641,031
Shareholders' equity
 Preferred stock .....................................         18,693                                20,377
 Common equity .......................................      3,048,212                             2,787,251
                                                          -----------                           -----------
  TOTAL SHAREHOLDERS' EQUITY .........................      3,066,905                             2,807,628
                                                          -----------                           -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........    $34,518,075                           $33,775,630
                                                          ===========                           ===========


NET INTEREST INCOME (1)...............................                  $   976,221                            $  956,987
                                                                        ===========                            ==========

INTEREST-RATE SPREAD (1)..............................                                 3.45%                                 3.48%
                                                                                      =====                                 =====

NET INTEREST MARGIN (1)...............................                                 4.14%                                 4.17%
                                                                                      =====                                 =====

TAXABLE-EQUIVALENT ADJUSTMENTS:
  Loans...............................................                  $     4,584                            $    4,084
  Securities..........................................                       21,769                                22,793
                                                                        -----------                            ----------
    TOTAL.............................................                  $    26,353                            $   26,877
                                                                        ===========                            ==========

----------------------

(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.
(3) Includes loan fees in both interest income and the calculation of the yield on loans.
(4)      Includes loans on nonaccrual status.

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                    2001 VERSUS 2000
                                                                                      -------------------------------------------
                                                                                          INCREASE (DECREASE)
                                                                                         DUE TO CHANGE IN: (1)
                                                                                      --------------------------           TOTAL
                                                                                      AVERAGE           AVERAGE          INCREASE
                                                                                       VOLUME             RATE          (DECREASE)
                                                                                      --------          --------         --------
                                                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest-bearing deposits at financial institutions ........................        $    517          $   (603)        $    (86)
  Federal funds sold and securities purchased under agreements to resell .....          (1,124)           (1,138)          (2,262)
  Trading account assets .....................................................             183              (801)            (618)
  Investment securities (FTE) ................................................         (83,105)            6,606          (76,499)
  Loans, net of unearned income (FTE) ........................................         156,931          (111,580)          45,351
                                                                                      --------          --------         --------
          TOTAL INTEREST INCOME ..............................................          73,402          (107,516)         (34,114)
                                                                                      --------          --------         --------
INTEREST EXPENSE
  Money market accounts ......................................................          16,127           (10,910)           5,217
  Interest-bearing checking ..................................................          (1,676)           (2,382)          (4,058)
  Savings deposits ...........................................................          (1,566)              122           (1,444)
  Certificates of deposit of $100,000 and over ...............................          (7,344)             (372)          (7,716)
  Other time deposits ........................................................           3,785             1,331            5,116
  Short-term borrowings ......................................................         (48,424)          (58,971)        (107,395)
  Long-term debt .............................................................          59,524            (2,592)          56,932
                                                                                      --------          --------         --------
          TOTAL INTEREST EXPENSE .............................................          20,426           (73,774)         (53,348)
                                                                                      --------          --------         --------
CHANGE IN NET INTEREST INCOME (FTE) ..........................................        $ 52,976          $(33,742)        $ 19,234
                                                                                      ========          ========         ========
PERCENTAGE INCREASE IN NET INTEREST INCOME (FTE) FROM PRIOR PERIOD ...........                                               2.01%
                                                                                                                         ========


--------------------

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                               FINANCIAL CONDITION

         Union Planters' total assets were $33.4 billion at September 30, 2001, compared to $34.3 billion at September 30, 2000 and $34.7 billion at December 31, 2000. Average assets were $33.8 billion for the third quarter of 2001 compared to $34.2 billion for the third quarter of 2000.

         Earning assets at September 30, 2001 were $30.5 billion compared to $31.6 billion at December 31, 2000 and $31.5 billion at June 30, 2001. Average earning assets were $30.8 billion for the third quarter of 2001 which compares to $31.2 billion for the same period last year and compared to $31.7 billion for the second quarter of 2001.

INVESTMENT SECURITIES

         Union Planters' investment securities portfolio of $5.1 billion at September 30, 2001 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $5.3 billion and $6.8 billion at June 30, 2001 and December 31, 2000, respectively. The decrease in investment securities is consistent with management's strategy of reducing the proportion of investment securities to total earning assets as loan growth occurs.

         At September 30, 2001, the investment securities had net unrealized gains of $141.6 million (before income taxes). This compares to a net unrealized gain of $86.2 million and a net unrealized loss of $5.8 million, respectively, at June 30, 2001 and December 31, 2000. The change from an unrealized loss in the portfolio to an unrealized gain resulted from the decreasing interest-rate environment and the portfolio restructuring. Reference is made to Note 3 to the unaudited interim consolidated financial statements which provides the composition of the investment portfolio at September 30, 2001 and December 31, 2000.

         U.S. Treasury and U.S. Government agency obligations represented approximately 53.4% of the investment securities portfolio at September 30, 2001, 84.7% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues. Union Planters has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and "Asset/Liability and Market Risk Management" discussions for information regarding the market-risk in the investment securities portfolio.

         The limited credit risk in the investment securities portfolio at September 30, 2001 consisted of 18.0% investment grade CMOs, 22.8% municipal obligations, and 5.8% other stocks and securities (primarily Federal Reserve Bank and FHLB stock).

LOANS

         Loans, net of unearned income, at September 30, 2001 were $23.9 billion compared to $23.4 billion and $24.0 billion at September 30, 2000 and December 31, 2000, respectively. Loans held for resale were $1.2 billion at September 30, 2001 compared to $377.0 million and $457.1 million, respectively, at September 30, 2000 and December 31, 2000. The growth in loans held for resale relates to the increase in mortgage production in the current decreasing interest-rate environment. Note 4 to the unaudited interim consolidated financial statements included in Part I. Item 1 of this report presents the composition of the loan portfolio.

         Average loans, excluding FHA/VA loans, were $25.2 billion for the third quarter of 2001 compared to $23.4 billion for the same quarter in 2000 and compared to $25.5 billion for the second quarter of 2001. Net of loan divestitures and the liquidation of the indirect loan portfolio, average loans increased during the third quarter by 9.4% compared to the same quarter last year. This growth included 17.2% in residential real estate loans, 19.1% in other mortgage loans, and 7.2% in commercial loans. This growth is driven by continued strong mortgage production, growth in the majority of other loan categories, and the acquisition of Jefferson Savings.

         The recent decline in interest rates has increased the level of mortgage loan refinancings as well as prepayments related to mortgage-backed loans and investments. At September 30, 2001, approximately 29.1% of Union Planters' earning assets were mortgage-backed loans and mortgage-backed securities. Reference is made to the Asset/Liability and Market Risk Management section of this discussion for additional information regarding the impact of lower interest rates on interest income.

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

         The following table provides a reconciliation of the allowance at the dates indicated and certain key ratios for the nine-month periods ended September 30, 2001 and 2000 and for the year ended December 31, 2000:



                                                                        NINE MONTHS ENDED        YEAR ENDED
                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                   --------------------------   ------------
                                                                      2001            2000          2000
                                                                   ----------      ----------   ------------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE AT THE BEGINNING OF PERIOD..........................       $  335,452      $  342,300     $  342,300
LOANS CHARGED OFF
  Commercial, financial, and agricultural...................           45,508          31,669         42,947
  Foreign...................................................               22             118            120
  Accounts receivable - factoring...........................            7,993          11,604         14,644
  Real estate - construction................................            2,058           2,854          3,292
  Real estate - mortgage
     Secured by 1-4 family residential......................           43,150           8,174         12,810
     Other mortgage.........................................            6,895           2,121          3,247
  Home equity...............................................            1,098           1,225          1,334
  Consumer..................................................           38,557          38,397         52,959
  Direct lease financing....................................              586              --             28
                                                                   ----------      ----------     ----------
          Total charge-offs.................................          145,867          96,162        131,381
                                                                   ----------      ----------     ----------

RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF
  Commercial, financial, and agricultural...................           11,723          11,379         13,333
  Foreign...................................................              437             177            214
  Accounts receivable - factoring...........................            2,160           1,500          2,724
  Real estate - construction................................              614             626          2,173
  Real estate - mortgage
    Secured by 1-4 family residential.......................           18,734           1,383          1,943
    Other mortgage..........................................            2,478           5,589          5,834
  Home equity...............................................              290             499            561
  Consumer..................................................           17,500          18,096         22,681
  Direct lease financing....................................               78              --             --
                                                                   ----------      ----------     ----------
          Total recoveries..................................           54,014          39,249         49,463
                                                                   ----------      ----------     ----------

Net charge-offs.............................................          (91,853)        (56,913)       (81,918)
Provision charged to expense................................           96,133          56,941         77,062
Decrease due to loan sales..................................           (3,291)         (1,875)        (1,992)
Increase due to acquisitions................................            5,753              --             --
                                                                   ----------      ----------     ----------
          BALANCE AT END OF PERIOD..........................       $  342,194      $  340,453     $  335,452
                                                                   ==========      ==========     ==========

Total loans, net of unearned income, at end of period.......       $23,861,623     $23,449,430    $23,957,494
Less: FHA/VA government insured/guaranteed loans............           177,182         306,421        283,543
                                                                   -----------     -----------    -----------

          LOANS USED TO CALCULATE RATIOS....................       $23,684,441     $23,143,009    $23,673,951
                                                                   ===========     ===========    ===========

Average total loans, net of unearned income, during period..       $25,461,043     $22,965,988    $23,216,203
Less: Average FHA/VA government-insured/guaranteed loans....           258,541         446,375        334,172
                                                                   -----------     -----------    -----------

          AVERAGE LOANS USED TO CALCULATE RATIOS............       $25,202,502     $22,519,613    $22,882,031
                                                                   ===========     ===========    ===========

RATIOS (1):
  Allowance at end of period/loans, net of unearned income..              1.44%           1.47%          1.42%
  Charge-offs/average loans, net of unearned income (2).....               .77             .57            .57
  Recoveries/average loans, net of unearned income (2)......               .28             .23            .21
  Net charge-offs/average loans, net of unearned income (2).               .49             .34            .36
  Provision/average loans, net of unearned income (2).......               .51             .34            .34

--------------------

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans (FHA/VA loans), since they represent minimal credit risk.

(2)      Amounts annualized for September 30, 2001 and 2000.

         The allowance at September 30, 2001 was $342.2 million, an increase of $6.7 million from December 31, 2000. The allowance at September 30, 2000 was $340.5 million. The increase in the allowance from December 31, 2000 primarily related to a $5.8 million increase from the acquisition of Jefferson Savings and the provision for losses on loans exceeding net charge-offs by $4.3 million for the first nine months of 2001. These increases were somewhat offset by a $3.3 million reduction due to loan sales.

         Annualized net charge-offs as a percentage of average loans were .66% for the third quarter of 2001 (.49% for the nine months ended September 30, 2001), an increase over .40% for the third quarter of 2000 (.34% for the first nine months of 2000) and up from .43% for the second quarter of 2001. The higher levels of charge-offs were primarily related to the slowing economy and a net one-time charge of $8 million in the third quarter of 2001 related to a fraud associated with a mortgage warehouse line of credit.


NONPERFORMING ASSETS

     NONACCRUAL, RESTRUCTURED, AND PAST DUE LOANS AND FORECLOSED PROPERTIES

                                                                                    SEPTEMBER 30,
                                                                             --------------------------       JUNE 30,
                                                                                2001            2000            2001
                                                                             ----------      ----------      ----------
                                                                                      (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS.......................................................      $  219,722      $  133,434      $  223,609
RESTRUCTURED LOANS.....................................................             873           1,524           1,166
                                                                             ----------      ----------      ----------
          TOTAL NONPERFORMING LOANS....................................         220,595         134,958         224,775
                                                                             ----------      ----------      ----------

FORECLOSED PROPERTIES
  Other real estate owned, net.........................................          62,247          40,149          56,168
  Other foreclosed property............................................           1,370           1,425           1,593
                                                                             ----------      ----------      ----------
          TOTAL FORECLOSED PROPERTIES..................................          63,617          41,574          57,761
                                                                             ----------      ----------      ----------

          TOTAL NONPERFORMING ASSETS...................................      $  284,212      $  176,532      $  282,536
                                                                             ==========      ==========      ==========

LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST.............      $  152,564      $   91,511      $  131,995
                                                                             ==========      ==========      ==========

FHA/VA GOVERNMENT-INSURED/GUARANTEED LOANS
  Loans past due 90 days or more and still accruing interest...........      $   68,339      $  145,365      $  120,362
  Nonaccrual loans.....................................................           1,985           4,212           2,296

RATIOS (1):
  Nonperforming loans/loans, net of unearned income....................             .93%            .58%            .93%
  Nonperforming assets/loans, net of unearned income
   plus foreclosed properties..........................................            1.20             .76            1.17
  Allowance for losses on loans/nonperforming loans....................             155             252             153
  Loans past due 90 days or more and still accruing
   interest/loans, net of unearned income.............................              .64             .40             .55

--------------------

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

         The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

                                                          NONACCRUAL LOANS (1)               LOANS PAST DUE 90 DAYS OR MORE (1)
                                                 -------------------------------------     -------------------------------------
                                                     SEPTEMBER 30,                              SEPTEMBER 30,
                                                 -----------------------      JUNE 30,     -----------------------      JUNE 30,
                                                   2001          2000          2001          2001          2000          2001
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                                             (DOLLARS IN THOUSANDS)
LOAN TYPE
  Commercial, financial, and agricultural..      $  63,070     $  60,772     $  76,609     $  20,746     $  13,530     $  19,176
  Foreign..................................            792            --           685            30            49            30
  Real estate - construction...............         20,901        14,963        25,602         7,780         2,460         5,268
  Real estate - mortgage
     Secured by 1-4 family residential.....         60,141        24,912        57,150        92,633        61,518        82,718
     Other mortgage........................         68,906        29,678        59,154        22,844         7,226        18,135
  Home equity..............................          4,390         1,267         2,809         3,292           997         1,062
  Consumer.................................          1,507         1,826         1,582         5,085         5,148         5,240
  Direct lease financing...................             15            16            18           154           583           366
                                                 ---------     ---------     ---------     ---------     ---------     ---------
          TOTAL............................      $ 219,722     $ 133,434     $ 223,609     $ 152,564     $  91,511     $ 131,995
                                                 =========     =========     =========     =========     =========     =========

--------------------

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

         LOANS OTHER THAN FHA/VA LOANS. Nonperforming assets increased $107.7 million over the third quarter of 2000 and $1.7 million over June 30, 2001. The increase in nonperforming assets in 2001 is primarily attributable to increases in nonaccrual loans and other real estate owned. The increase over 2000 was also attributable to increases in nonaccrual loans and other real estate owned as well as the acquisition of Jefferson Savings (acquired February 2001), which increased nonperforming assets approximately $15 million. Management believes the risk of losses in nonperforming assets will be mitigated by the diversity of the loan portfolio and the generally sound collateralization practices across the banking franchise. These are forward-looking statements, and actual results could differ because of several factors, including those mentioned in the Cautionary Statements Regarding Forward-Looking Information at the beginning of this discussion.

         Loans past due 90 days or more and still accruing interest totaled $152.6 million, or .64% of loans, at September 30, 2001 compared to $91.5 million, or .40%, and $132.0 million, or .55% of loans, at September 30, 2000 and June 30, 2001, respectively. The preceding table details the composition of these loans. As discussed above, the increase in these loans related primarily to the slowing of the economy.

         FHA/VA LOANS. FHA/VA government-insured/guaranteed loans do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $68.3 million at September 30, 2001 which compares to $145.4 million and $120.4 million at September 30, 2000 and June 30, 2001, respectively. At September 30, 2001, September 30, 2000, and June 30, 2001, $2.0 million, $4.2 million, and $2.3 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

FHA/VA FORECLOSURE CLAIMS

         Provisions for losses related to FHA/VA claims are provided through noninterest expense as provisions for losses on FHA/VA foreclosure claims and the corresponding liability is carried in other liabilities. The provision for losses on FHA/VA foreclosure claims was $45,000 and $2.6 million, respectively, for the three and nine months ended September 30, 2001. At September 30, 2001, the Company had a reserve for FHA/VA claims losses of $5.9 million compared to $8.3 million and $11.2 million at June 30, 2001 and December 31, 2000, respectively.

POTENTIAL PROBLEM ASSETS

         Potential problem assets are assets which are generally collateralized and not currently considered nonperforming, but where information about possible credit problems has caused management to have serious doubts as to the ability of the borrowers to comply in the future with present repayment terms. Historically, these assets were loans, which became nonperforming. At September 30, 2001, Union Planters had potential problem assets of $55.5 million, composed of 15 loans, the largest of which is $10.5 million. This compares to $44.4 million, or 13 loans, at June 30, 2001 and $44.1 million, or 11 loans, at December 31, 2000.

DEPOSITS

         Union Planters' core deposit base is its most important and stable funding source and consists of deposits from the communities served by Union Planters.

                                                                          AVERAGE DEPOSITS
                                             --------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                             ------------------------------------------          NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                   SEPTEMBER 30,
                                             --------------------------       JUNE 30,      ---------------------------
                                                 2001           2000            2001            2001            2000
                                             -----------    -----------     -----------     -----------     -----------
                                                                       (DOLLARS IN THOUSANDS)
Noninterest-bearing demand.............      $ 4,172,497    $ 3,996,811     $ 4,077,740     $ 4,047,788     $ 4,027,572
Money market...........................        4,855,052      3,795,223       4,351,669       4,387,373       3,845,602
Interest-bearing checking..............        3,111,517      3,143,839       3,139,032       3,133,237       3,285,154
Savings................................        1,347,694      1,431,130       1,375,179       1,357,941       1,500,833
Other time.............................        8,212,303      8,358,869       8,604,022       8,442,603       8,343,814
                                             -----------    -----------     -----------     -----------     -----------
    Total average core deposits..             21,699,063     20,725,872      21,547,642      21,368,942      21,002,975
Certificates of deposit of
  $100,000 and over....................        1,957,996      2,641,260       2,129,634       2,115,872       2,284,113
                                             -----------    -----------     -----------     -----------     -----------

    Total average deposits ............      $23,657,059    $23,367,132     $23,677,276     $23,484,814     $23,287,088
                                             ===========    ===========     ===========     ===========     ===========

         Average deposits were $23.7 billion for the third quarter of 2001 compared to $23.4 billion for the third quarter of 2000 and $23.7 billion for the second quarter of 2001. Driven by deposit growth, average core deposits for the third quarter of 2001 increased $151.4 million over the second quarter of 2001. The deposit mix is shifting to more core funding as average brokered deposits decreased $546.8 million compared to the third quarter of 2000 and $122.9 million compared to the second quarter of 2001. Average certificates of deposit of $100,000 and over decreased $683.3 million and $171.6 million compared to the third quarter of 2000 and second quarter of 2001, respectively.

SHORT-TERM BORROWINGS

         Short-term borrowings were $3.2 billion at September 30, 2001 compared to $6.0 billion at September 30, 2000 and $4.0 billion at June 30, 2001. Average short-term borrowings declined to $3.4 billion for the third quarter of 2001, a decrease of $2.4 billion and $1.1 billion, respectively, compared to the same quarter last year and the second quarter of 2001. This decrease is attributable primarily to a decrease in short-term FHLB advances. The reduction was part of a strategy by management to minimize the Company's interest-rate risk, to enhance liquidity, reduce short-term borrowings, and improve the rate of return in earning assets. The investment portfolio was restructured during the second quarter and approximately $1 billion of available for sale investment securities were sold, with a portion of the proceeds being used to reduce short-term borrowings. Reference is made to the Investment Securities, Loan, and Asset/Liability and Market Risk Management discussion for additional information.

SHAREHOLDERS' EQUITY

         Union Planters' total shareholders' equity increased by $290.8 million from December 31, 2000 to $3.2 billion at September 30, 2001. The major items affecting shareholders' equity are as follows:

         - $148.8 million increase due to common stock issued in the Jefferson Savings acquisition.

         - $122.1 million increase due to retained net earnings (net earnings less dividends paid).

         - $ 93.5 million increase due to the net change in the unrealized gain or loss on available for sale investment securities.

         - $ 14.1 million increase due to common stock issued for employee benefit plans.

         - $ 87.7 million decrease due to shares purchased (2.3 million shares purchased).

         On February 17, 2000, the Board of Directors authorized the purchase from time to time of up to 7.1 million shares. The purchases were expected to take place over a period of 18 to 24 months (beginning February 2000) either in the open market or privately negotiated transactions. As of September 30, 2001,
1.6 million shares had been purchased under this plan. In addition, through September 30, 2001, the Company has repurchased 2.3 million shares of the 4.4 million issued in the Jefferson Savings acquisition.

CAPITAL ADEQUACY

The following table presents capital adequacy information for Union Planters:



                                                                                          SEPTEMBER 30,
                                                                                      --------------------      DECEMBER 31,
                                                                                       2001          2000          2000
                                                                                      ------        ------      ------------
CAPITAL ADEQUACY DATA
  Total shareholders' equity/total assets (at period end) ....................         9.62%         8.17%         8.41%
  Average shareholders' equity/average total assets ..........................         8.88          8.31          8.29
  Tier 1 capital/unweighted average assets (leverage ratio) (1) ..............         7.23          6.36          6.53


--------------------

(1)      Based on period-end capital and quarterly adjusted average assets.

         The following table presents Union Planters' risk-based capital and capital adequacy ratios. Union Planters' regulatory capital ratios qualify Union Planters for the "well-capitalized" regulatory classification.

                           UNION PLANTERS CORPORATION
                               RISK-BASED CAPITAL

                                                                                  SEPTEMBER 30,
                                                                          --------------------------    DECEMBER 31,
                                                                             2001            2000           2000
                                                                          ----------      ----------    ------------
                                                                                   (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
  Shareholders' equity.............................................       $3,210,831      $ 2,797,546    $2,920,054
  Trust Preferred Securities and minority interest in
   consolidated subsidiaries.......................................          203,794         202,259        202,268

  Less:  Goodwill and other intangibles............................         (953,380)       (968,381)      (949,842)
             Disallowed deferred tax asset.........................             (369)         (1,372)          (557)
             Unrealized (gain) loss on available for sale securities         (89,647)         90,321          3,841
             Other.................................................               --              --           (191)
                                                                          ----------      ----------     ----------
          TOTAL TIER 1 CAPITAL.....................................        2,371,229       2,120,373      2,175,573
TIER 2 CAPITAL
  Allowance for losses on loans ...................................          317,043         309,493        315,385
  Qualifying long-term debt........................................          909,445         445,217        410,381
  Other adjustments................................................              623              --             --
                                                                          ----------      ----------     ----------
          TOTAL CAPITAL BEFORE DEDUCTIONS..........................        3,598,340       2,875,083      2,901,339
  Less investment in unconsolidated subsidiaries...................          (10,166)         (9,610)        (9,617)
                                                                          ----------      ----------     ----------
          TOTAL CAPITAL............................................       $3,588,174      $2,865,473     $2,891,722
                                                                          ==========      ==========     ==========

RISK-WEIGHTED ASSETS...............................................       $25,338,252     $24,728,512    $25,210,701
                                                                          ===========     ===========    ===========

RATIOS AS A PERCENT OF END OF PERIOD RISK-WEIGHTED ASSETS
  Tier 1 capital...................................................             9.36%           8.57%          8.63%
  Total capital....................................................            14.16           11.59          11.47



                    UNION PLANTERS BANK, NATIONAL ASSOCIATION
                               RISK-BASED CAPITAL

                                                                                  SEPTEMBER 30,
                                                                          --------------------------    DECEMBER 31,
                                                                             2001            2000           2000
                                                                          ----------      ----------    ------------
                                                                                   (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL.....................................................       $2,290,352      $1,987,810     $2,035,611
TOTAL CAPITAL......................................................        2,887,289       2,585,379      2,638,959
RISK-WEIGHTED ASSETS...............................................       24,479,702      24,464,143     24,947,809
RATIOS
  Leverage.........................................................             7.25%          6.05%          6.19%
  Tier 1 risk-based capital........................................             9.36           8.13           8.16
  Total risk-based capital.........................................            11.79          10.57          10.58

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

         Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries, and interest on its available for sale investment securities portfolio. At September 30, 2001, the parent company had cash and cash equivalents totaling $408.3 million, which compares to $508.4 million and $154.6 million, respectively, at June 30, 2001 and December 31, 2000. Net working capital (total assets maturing within one year less similar liabilities) was $393.1 million, which compares to $493.0 million and $162.8 million, respectively, at June 30, 2001 and December 31, 2000. The increase in parent company liquidity relates to the issuance of $500 million of subordinated notes in February 2001.

         At October 1, 2001, the parent company could have received dividends from subsidiaries of $336 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY AND MARKET RISK MANAGEMENT

         Union Planters' assets and liabilities are principally financial in nature, and the resulting earnings, primarily net interest income, are subject to changes as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect decisions on pricing its assets and liabilities, which impacts net interest income, which was approximately 63.7% of Union Planters' operating revenues for the nine months ended September 30, 2001. As a result, a substantial part of Union Planters' risk management activities are devoted to managing interest-rate risk. Currently, Union Planters does not have any significant risks related to foreign exchange, commodities or equity risk exposure.

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

         The following table summarizes the changes in Union Planters' interest-rate sensitivity and volatility due to interest-rate changes over the past three quarters:

                                                          SEPTEMBER 30,       JUNE 30,           MARCH 31,     DECEMBER 31,
                                                              2001              2001               2001            2000
                                                          -------------       --------           ---------     ------------
1-Year GAP..........................................             3%               (1%)             (6%)              13%
1-Year simulation
   200 basis points immediate increase in rates.....          +0.5%             -3.9%              -7.6%          -15.3%
   200 basis points immediate decrease in rates.....          -4.5              -3.0               +1.5            +7.6
  "Most likely" interest rate scenario..............          -0.1              -0.2               -0.4            +2.6

         Interest-rate sensitivity analysis (GAP analysis) is used to monitor the amounts and timing of balances exposed to changes in interest rates. The analysis has been made at a point in time and could change significantly on a daily basis. At September 30, 2001, the interest-rate sensitivity gap within the one-year period was 3% of Union Planters' total assets with $1.1 billion more assets repricing than liabilities. This compares to (1)% of Union Planters' total assets at June 30, 2001 with $474 million more liabilities repricing than assets. This shift to an asset-sensitive position has been influenced greatly by the acceleration of prepayments on assets and additional scheduled asset sales; however, since December 31, 2000, the one-year cumulative GAP change has been a planned shift to a less liability sensitive position and has occurred mostly from the following initiatives: (i) issuance of subordinated debt, (ii) loan sales, (iii) investment securities sale, (iv) long-term certificate of deposit promotion, and (v) retirement of short-term borrowings. Reference is made to the Investment Securities, Loans, and Short-Term Borrowings discussions.

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

         The results of these simulations are compared to policy guidelines approved by the ALCO Committee. The policy limits the changes in net interest income to 20% of net earnings when compared with the base case (flat) scenario. The simulation results have consistently been within the policy guidelines.

         At September 30, 2001, the 200 basis point immediate rise in interest rates produced a projected .52% ($2.3 million after-tax) increase in net earnings, which compares to a projected 3.9% ($17.0 million after-tax) decrease at June 30, 2001. The 200 basis point immediate fall in interest rates produced a projected 4.5% ($19.9 million after-tax) decrease in net earnings versus a projected 3.0% ($13 million after-tax) decrease at June 30, 2001. The "most likely" calculated scenario at September 30, 2001 produced a projected 0.1% ($0.5 million after-tax) decrease in net earnings compared to a projected .2% ($1.0 million after-tax) decrease in net earnings at June 30, 2001. The "most likely" scenario at September 30, 2001 assumed the Federal Funds rate decreases 50 basis points to 2.0% over the next three months and then increases to 3.75% over the remaining nine months of the twelve-month period. The "most likely" scenario at June 30, 2001 assumed the Federal Funds rate decreased 25 basis points over the first three months and then remained flat over the remainder of the twelve-month period. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

         The key assumptions used in simulation analysis include the following:

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

                   UNION PLANTERS CORPORATION AND SUBSIDIARIES
                 RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 2001

                                                                      INTEREST-SENSITIVE WITHIN (1) (7)
                                       ---------------------------------------------------------------------------------------------
                                                                                                                   NON-
                                        0-90      91-180    181-365       1-3       3-5      5-15      OVER 15   INTEREST-
                                        DAYS       DAYS       DAYS       YEARS     YEARS     YEARS       YEARS    BEARING     TOTAL
                                       -------    ------    -------     ------    ------    -------     ------    -------    -------
                                                                            (DOLLARS IN MILLIONS)
ASSETS
  Loans and leases (2) (3) (4) .....   $ 9,405    $2,044    $ 3,208     $6,300    $1,861    $   421     $   30    $   614    $23,883
  Investment securities (5) (6) ....       539       292        420      1,751     1,038        769        172        142      5,123
  Other earning assets .............     1,564        --         --         --        --         --         --         --      1,564
  Other assets .....................        --        --         --         --        --         --         --      2,817      2,817
                                       -------    ------    -------     ------    ------    -------     ------    -------    -------
          TOTAL ASSETS .............   $11,508    $2,336    $ 3,628     $8,051    $2,899    $ 1,190     $  202    $ 3,573    $33,387
                                       =======    ======    =======     ======    ======    =======     ======    =======    =======
SOURCES OF FUNDS
  Money market deposits (7) (8) ....   $ 1,762    $   --    $ 1,653     $1,704    $   --    $    --     $   --    $    --    $ 5,119
  Savings and interest-bearing
    checking deposits (7) (8) ......     1,455        --         --      1,455        --      1,498         --         --      4,408
  Other time deposits ..............     2,214     1,765      1,706      1,877       322         28          2         --      7,914
  Certificates of deposit of
    $100,000 and over ..............       658       386        354        364        54          1         --         --      1,817
  Short-term borrowings ............     3,224        --          1         --        --         --         --         --      3,225
  Short- and medium-term
     Senior  notes .................        20        --         --         --        --         --         --         --         20
  Federal Home Loan Bank
     Advances ......................       500        --        600        131        11        220         --         --      1,462
  Other long-term debt .............       102        --         --         75       100        800        199         --      1,276
  Noninterest-bearing deposits .....        --        --         --         --        --         --         --      4,240      4,240
  Other liabilities ................        --        --         --         --        --         --         --        695        695
  Shareholders' equity .............        --        --         --         --        --         --         --      3,211      3,211
                                       -------    ------    -------     ------    ------    -------     ------    -------    -------
          TOTAL SOURCES OF FUNDS ...   $ 9,935    $2,151    $ 4,314     $5,606    $  487    $ 2,547     $  201    $ 8,146    $33,387
                                       =======    ======    =======     ======    ======    =======     ======    =======    =======

INTEREST-RATE SENSITIVITY GAP ......   $ 1,573    $  185    $  (686)    $2,445    $2,412    $(1,357)    $    1    $(4,573)   $    --

CUMULATIVE INTEREST-RATE
  SENSITIVITY GAP (8) ..............     1,573     1,758      1,072      3,517     5,929      4,572      4,573         --         --

CUMULATIVE GAP AS A
  PERCENTAGE OF TOTAL ASSETS (8) ...         5%        5%         3%        11%       18%        14%        14%       --%        --%
 POLICY ............................      none     +/-15%     +/-10%      +/-5%       >0%        >0%        >0%

         --------------------
Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.
(2) Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.
(3) Fixed-rate mortgage loan maturities include estimates of principal prepayments using industry estimates of prepayment speeds for various coupon segments of the portfolio.
(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.
(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities calculated within a proprietary cash flow model.
(6) Securities are generally scheduled according to their call dates when valued at a premium to par.
(7) Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.
(8) If all money market, NOW, and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (14%), (14%), and (11%), respectively, for the 0-90 Days, 91-180 Days and 181-365 Days categories and positive 6%, 13%, 14%, and 14%, respectively, for the 1-3 Years, 3-5 Years, 5-15 Years, and over 15 Years categories at September 30, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         Union Planters' and/or its various subsidiaries are parties to certain pending or threatened civil actions, including an action that was filed on February 20, 2001, which are described in Item 3, Part I of the Union Planters' 2000 10-K, in Note 20 to Union Planters' consolidated financial statements, on page 67 of the 2000 Annual Report, and Note 13 to Union Planters' unaudited interim consolidated financial statements included herein under Item 1 of Part
I. Various other legal proceedings pending against Union Planters and /or its subsidiaries have arisen in the ordinary course of business.

         Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the third quarter of 2001 in any of the pending or threatened actions that affected such opinion.

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

  Date of Current Report                                                Subject
-------------------------                             -----------------------------------------
  1. July 19, 2001                                    Press release announcing second quarter
                                                      2001 net earnings, reported under Item 5.

  2. October 18, 2001                                 Press release announcing third quarter
                                                      2001 net earnings, reported under Item 5.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNION PLANTERS CORPORATION
                                    -------------------------------------
                                                (Registrant)



Date:  November 14, 2001


                                  By:   /s/ Jackson W. Moore
                                    -------------------------------------
                                        Jackson W. Moore, Chairman,
                                        President and Chief Executive Officer



                                  By:   /s/ Bobby L. Doxey
                                     ------------------------------------
                                        Bobby L. Doxey
                                        Senior Executive Vice President,
                                        Chief Financial Officer, and
                                        Chief Accounting Officer

                           UNION PLANTERS CORPORATION
                                  EXHIBIT INDEX


         EXHIBIT NO.                                   DESCRIPTION
         ----------           --------------------------------------------------------------------
           11                 Computation of Per Share Earnings (incorporated by reference to Note
                              10 to Union Planters' unaudited interim consolidated financial statements included herein)