Form 10-K405
period 2001-12-31
UNION PLANTERS CORP
filed 2002-03-15
CIK 100893

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                           Commission File No. 1-10160

                           UNION PLANTERS CORPORATION
             (Exact name of registrant as specified in its charter)

           Tennessee                                      62-0859007
---------------------------                        ----------------------
  (State of incorporation)                    (IRS Employer Identification No.)

                           Union Planters Corporation
                                6200 Poplar Ave.
                            Memphis, Tennessee 38119

       Registrant's telephone number, including area code: (901) 580-6000
                                                           ---------------

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

                              Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 2002 was approximately $ 6,364,276,203

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
                      REGISTRANT'S CLASSES OF COMMON STOCK

                       CLASS                           OUTSTANDING AT FEBRUARY 28, 2002

Common Stock having a par value of $5 per share                  136,689,781
                                                                -------------


                       DOCUMENTS INCORPORATED BY REFERENCE


Certain parts of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held April 18, 2002, including 2001 Annual Financial Disclosures are incorporated into Parts I, II and III of Form 10-K.

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                                                          Page
                                                                                                                          ----
PART I

   Item 1.      Business.................................................................................................   3

   Item 1a.     Executive Officers of the Registrant.....................................................................  10

   Item 2.      Properties...............................................................................................  11

   Item 3.      Legal Proceedings........................................................................................  11

   Item 4.      Submission of Matters to a Vote of Security Holders......................................................  *


PART II

   Item 5.      Market for the Registrant's Common Stock and Related Stockholder Matters.................................  12

   Item 6.      Selected Financial Data..................................................................................  12

   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....................  12

   Item 7A      Quantitative and Qualitative Disclosures About Market Risk...............................................  12

   Item 8.      Financial Statements and Supplementary Data..............................................................  12

   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................  *


PART III

   Item 10.     Directors and Executive Officers of the Registrant.......................................................  12

   Item 11.     Executive Compensation...................................................................................  12

   Item 12.     Security Ownership of Certain Beneficial Owners and Management...........................................  12

   Item 13.     Certain Relationships and Related Transactions...........................................................  13


PART IV

   Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................  13

   Signatures   .........................................................................................................  14


* Not Applicable

                                  RISK FACTORS

         A Cautionary Statement Regarding Forward Looking Information: This Annual Report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. The words "anticipate," "project," "expect," "believe," "intend," "estimate," "should," "is likely" and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are based on management's expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Examples of factors that could cause future results to vary from current management expectations include the following: the timing and amount of interest-rate movements (which can have a significant impact on a financial institution); effects of changes in general economic conditions, as well as economic conditions in markets in which Union Planters conducts business; market and monetary fluctuations and uncertainties in the financial markets; inflation; competition within and outside the financial services industry; technology; risks inherent in originating loans, including prepayment risks, fluctuations in collateral values and changes in customer profiles; and loan loss experience, the rate of loan charge-offs and the level of the provision for losses on loans. Additionally, the policies of the Office of the Comptroller of the Currency
(OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), and insurance and securities regulatory agencies, unanticipated regulatory and judicial proceedings, unanticipated results from Internal Revenue Service examinations, changes in the laws, regulations and regulatory policies applicable to Union Planters and its subsidiaries, and Union Planters' success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ materially from current expectations. Union Planters assumes no obligation to update any forward-looking statements that are made from time to time.


                                     PART I
                                ITEM 1. BUSINESS

GENERAL

         Union Planters Corporation (Union Planters or the Company) is a $33.2 billion multi-state bank holding company whose primary business is banking. Incorporated under the laws of Tennessee on November 15, 1971, Union Planters is the largest bank holding company headquartered in Tennessee and, as of December 31, 2001, was the 28th largest bank holding company headquartered in the United States based on total assets. Union Planters Bank, National Association (Union Planters Bank or UPB), headquartered in Memphis, Tennessee, is Union Planters' largest subsidiary. The principal banking markets of Union Planters are in Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. Union Planters' existing market areas are served by Union Planters' 764 banking offices and 964 ATMs. Capital Factors, Inc. (Capital Factors), a wholly-owned subsidiary of UPB, provides receivable-based commercial financing and related fee-based credit, collection and management information services through regional offices located in New York, New York; Los Angeles, California; Charlotte, North Carolina, Dallas, Texas; an asset-based lending office in Atlanta, Georgia; and its headquarters in Boca Raton, Florida. The mortgage operations of UPB operate 27 mortgage production offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Nevada, North Carolina, Ohio, Tennessee, Texas and Washington, in addition to mortgage production offices located in its branch banking locations.

         As part of Union Planters' banking business, its subsidiaries offer a broad range of financial services and products, including the following:

--    investment management and trust services, and                   --    commercial finance business;
      mutual fund activities;                                         --    trade-finance activities;

--    the issuance of debit cards, and the offering of credit cards;  --    insurance agency activities, including the sale of
                                                                            bank-eligible insurance products and services;
--    the origination, packaging and securitization of loans,
      primarily the government-guaranteed portions of                 --    factoring operations; and
      Small Business Administration (SBA) loans;                      --    mortgage origination and servicing.

--    full-service and discount brokerage services;

         Information about Union Planters' business segments and nonbanking lines of business is contained under (and incorporated by reference to) the headings "Union Planters Overview" and "Noninterest Income" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Note 18 to the consolidated financial statements included in Appendix C of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held April 18, 2002 (the Definitive Proxy Statement, including the 2001 Annual Financial Disclosures are referred to as the "Proxy and Annual Financial Disclosures.")

Union Planters completed four acquisitions in 1999, one acquisition in 2000 and one acquisition in 2001. Information about the banking organizations acquired since January 1, 1999, their asset size and the consideration paid is included in (and incorporated by reference to) the table titled "Acquisitions Completed Since January 1, 1999" under the heading "Management's Discussion and Analysis of Results of

Operations and Financial Condition" and in Note 2 to the consolidated financial statements in the Proxy and Annual Financial Disclosures. Management currently expects the level of acquisition activity in 2002 to be limited.

         During the first quarter of 2001, Union Planters began a strategic initiative, UPExcel, to drive significant new business growth and to better control costs. The UPExcel program is a comprehensive "grass roots" self-improvement project that is designed to enhance client service, identify opportunities for new revenue generation and expense savings, and result in more efficient and more profitable operations. At the end of the second quarter, the project was entering the final planning phase, after which implementation of the various initiatives was begun. Some of the changes resulting from the project are already in place, including a new management structure and enhanced customer service through certain delivery channels.

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

         The financial modernization legislation enacted by Congress in November 1999, and discussed below, changed the regulatory environment in which Union Planters conducts business. By permitting combinations of banking, insurance and securities firms, it has created opportunities for consolidation in the financial services industry and increased the competition among all providers of financial services.

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

         Nonbanking subsidiaries of Union Planters are also subject to regulation by other federal and state agencies. The nonbank subsidiaries engaged in insurance activities are subject to regulation by the insurance departments in the states in which they conduct business. Union Planters' registered broker-dealer subsidiary is regulated by the Securities and Exchange Commission, among others, and is subject to the rules and regulations of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization. Union Planters' registered investment adviser is subject to regulation by the Securities and Exchange Commission and requirements imposed under the Investment Advisers Act of 1940 that are intended to benefit clients of investment advisers and shareholders in mutual funds rather than holders of Union Planters' securities.

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

         Impact of the Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, passed on November 12, 1999, substantially expanded the activities permissible to bank holding companies and their affiliates. This Act removed Federal and state law barriers that prevented banking organizations, such as Union Planters, from affiliating with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company, and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least "satisfactory." Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting nonbanking activities which had been determined by Federal Reserve order or regulation prior to November 12, 1999, to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

         The Federal Reserve and the Treasury Secretary determine what activities qualify as financial in nature and have adopted regulations identifying certain activities as financial in nature or incidental to financial activities, as well as the procedures that allow a financial holding company to request the Board's approval to conduct an activity that is complementary to a financial activity. A financial holding company is not required to obtain prior Federal Reserve approval in order to engage in the financial activities identified in the Act or the Federal Reserve regulations, other than in connection with an acquisition of a thrift institution. However, a financial holding company cannot commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. In addition, if any of its depository institution subsidiaries ceases being well capitalized or well managed, and compliance is not achieved within 180 days, a financial holding company may be forced to divest its depository institutions.

         Subject to certain exceptions, national banks, such as Union Planters' principal subsidiary, Union Planters Bank, are able to engage in financial activities through separate subsidiaries. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions apply to affiliate transactions between the bank and its financial subsidiary. Under the financial modernization legislation, the banking regulators, the Securities and Exchange Commission, state securities regulators and organizations, and the state insurance regulators functionally regulate the banking, securities and insurance activities of financial organizations.

         The Gramm-Leach-Bliley Act also contained a number of other provisions that will affect Union Planters' operations and the operations of all financial institutions, including consumer privacy protections which generally prohibit financial institutions from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

         Union Planters meets the eligibility requirements to elect the status of a financial holding company, but has not elected such status.

         Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act), Union Planters and any other bank holding company may acquire a bank located in any state, subject to certain deposit-percentage limitations, aging requirements and other restrictions. The Interstate Act also generally permits a bank to conduct interstate branching through acquisitions of banks in other states, except to the extent that a particular state adopted legislation prior to June 1, 1997 to "opt-out" of interstate banking. Union Planters has taken advantage of the interstate banking provisions of the Interstate Act to merge substantially all of its banking subsidiaries with and into Union Planters Bank. This charter consolidation began on January 1, 1998, with the merger of 31 banking subsidiaries into UPB. Since then, Union Planters has continued this strategy of consolidation, and management anticipates that substantially all of Union

Planters' banking subsidiaries, including any which may be acquired in the future, would ultimately be merged with and into UPB to the extent allowed by effective law.

         The Interstate Act also permits a bank to establish de novo branches in another state, to the extent de novo interstate branching is expressly permitted by the laws of that state.

         Capital

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio (Risk-Based Capital Ratio) of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet commitments such as standby letters of credit) is 8%. At least one-half of Total Capital must be composed of Tier 1 Capital which generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. The remainder, denominated "Tier 2 Capital," generally may consist of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities. Effective April 1, 2002, certain nonfinancial equity investments are subject to a Tier 1 capital charge that increases as the level of concentration in equity investments increases.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (Leverage Ratio) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that bank holding companies anticipating or experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier 1 Leverage Ratio" (after deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         At December 31, 2001, Union Planters' Total Risk-Based Capital Ratio was 14.48%; its Tier 1 Risk-Based Capital Ratio (i.e., its ratio of Tier 1 Capital to risk-weighted assets) was 9.77%; and its Leverage Ratio was 7.56%. In addition, each of Union Planters' banking subsidiaries satisfied the minimum capital requirements applicable to it and had the capital levels required to qualify as a "well-capitalized" institution under the prompt corrective action provisions discussed below. A bank's capital classifications may have an influence on a bank's business activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

         All of Union Planters' banking subsidiaries are subject to Risk-Based and Leverage Capital Ratio requirements adopted by their respective federal regulators which are substantially similar to those adopted by the Federal Reserve Board. As of December 31, 2001, the Total and Tier 1 Risk-Based Capital and Leverage Ratios of UPB, were 11.7%, 9.26% and 7.24%, respectively. Neither Union Planters nor any of its banking subsidiaries has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

         Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the joint regulations thereunder adopted by the federal banking agencies require the banking regulators to take prompt corrective action if depository institutions do not meet their minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the capital regulations:

         An institution is deemed to be well capitalized if it has:

         -        a Total Capital Ratio of 10% or greater;

         -        a Tier 1 Capital Ratio of 6.0% or greater;

         -        a Leverage Ratio of 5.0% or greater; and

         - is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by its federal banking agency.

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

         -        a Tier 1 Capital Ratio of less than 4.0%; and

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

         There are statutory and regulatory limitations on the payment of dividends to Union Planters by its banking subsidiaries. UPB, a national banking association, is required by federal law to obtain the prior approval of the Comptroller for the declaration of dividends if the total of all dividends to be declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. Union Planters' state-chartered banking subsidiary is subject to similar restrictions on the payment of dividends under Tennessee law. The payment of dividends by thrift subsidiaries is subject to regulation of the Office of Thrift Supervision. Furthermore, all depository institutions are prohibited from paying any dividends, making other distributions, or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. At January 1, 2002, under dividend restrictions imposed under federal and state laws, Union Planters' banking subsidiaries could declare aggregate dividends of approximately $285 million without obtaining prior regulatory approval. In 2001, Union Planters' banking subsidiaries paid $278 million in dividends to Union Planters. Future dividends will depend primarily upon the level of earnings of the banking subsidiaries of Union Planters. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

         FDIC Deposit Insurance

         Currently, the FDIC maintains two funds for the insurance of deposits of financial institutions - the Bank Insurance Fund (the BIF) for deposits originated by banks and the Savings Association Insurance Fund (the SAIF) for deposits originated by savings associations, including savings association deposits acquired by banks. For this deposit insurance coverage, each insured institution pays assessments to the FDIC under a risk-based assessment system that takes into account the institution's capital and supervisory considerations.

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

         Proposed Legislation

         Proposals to change the laws and regulations governing the financial institutions industry are frequently introduced in the United States Congress, in state legislatures and before various banking agencies. It cannot be predicted whether, or in what form, any of these proposals or regulatory initiatives will be adopted, the impact they will have on the financial institutions industry or the extent to which the business or financial condition of Union Planters may be affected thereby.

PERSONNEL

         As of December 31, 2001 Union Planters, including all subsidiaries, had 11,797 full-time equivalent employees (including 1,945 part-time employees).

STATISTICAL DISCLOSURES

         The following table presents the maturities and sensitivities of Union Planters' loans to changes in interest rates at December 31, 2001:

                                                                              DUE AFTER ONE
                                                             DUE WITHIN         BUT WITHIN          DUE AFTER
                                                              ONE YEAR          FIVE YEARS         FIVE YEARS
                                                            ------------       ------------       ------------
                                                                          (DOLLARS IN THOUSANDS)

Commercial, Financial and Agricultural (1)...........       $  4,740,574       $  1,026,631       $    123,729

Real Estate - Construction...........................          1,845,509            340,663              4,682

Foreign..............................................            382,205             13,286              2,246
                                                            ------------       ------------       ------------

          Total......................................       $  6,968,288       $  1,380,580       $    130,657
                                                            ============       ============       ============

Fixed Rate...........................................                          $  1,219,484       $    119,615
                                                                               ============       ============

Variable Rate........................................                          $    161,096       $     11,042
                                                                               ============       ============

--------------------
(1)      Includes accounts receivable-factoring and direct lease financing.

         The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over:

                                                      DECEMBER 31, 2001
                                                    ---------------------
                                                    (DOLLARS IN THOUSANDS)

Under 3 Months.............................              $     591,821

3 to 6 Months..............................                    300,518

6 to 12 Months.............................                    334,956

Over 12 Months.............................                    466,529
                                                         -------------

          Total............................              $   1,693,824
                                                         =============



         Additional statistical information can be found in the Proxy and Annual Financial Disclosures.

                  ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

      The following lists the executive officers of Union Planters. Executive officers of Union Planters are elected annually. Information regarding the executive officers, their present positions held with Union Planters and its subsidiaries, and their ages as of March 8, 2002, and their principal occupations for the last five years are as follows:

                            Position of Executive Officers
      Name                    with Union Planters and UPB                       Age
-------------------      ------------------------------------------------      -----

Jackson W. Moore         Chairman, President and Chief Executive Officer         53

Bobby L. Doxey           Senior Executive Vice President                         54
                         Finance and Corporate support
                         and Chief Financial Officer

Robert S. Duncan         Senior Executive Vice President                         65
                         Administration, Legal and Special Projects

Adolfo Henriques         Southern Banking Group Chief Executive and              48
                         Head of Commercial Banking

Alan W. Kennebeck        Senior Executive Vice President                         56
                         Financial Services

Lou Ann Poynter          Senior Executive Vice President                         55
                         Mortgage Banking

Michael B. Russell       Senior Executive Vice President                         47
                         Risk Management and Credit Quality

Steven J. Schenck        Mid-West Banking Group Chief Executive                  53
                         and Head of Retail Banking

John V. White, Jr.       Central Banking Group Chief Executive                   54
                         and Head of Financial Services

         Mr. Moore was elected Chairman and Chief Executive Officer of Union Planters in September 2000. Mr. Moore had been President of Union Planters since April 1989 and was elected President of UPB January 1, 1998. In April 1994, Mr. Moore was elected Chief Operating Officer of Union Planters and was elected to the same position with UPB January 1 1998. He is also a Director of PSB Bancshares, Inc., and a Vice President and Director of its subsidiary, Peoples Southern Bank (not an affiliate bank of Union Planters), located in Clanton, Alabama. He has served on the Boards of Union Planters and UPB since 1986.

         Mr. Doxey, who joined Union Planters in March of 2001, serves as Senior Executive Vice President, Finance and Corporate Support and Chief Financial Officer. Prior to joining Union Planters, Mr. Doxey was a Senior Vice President and Financial Systems Project Manager and Manager of Organizational Profitability Measurement with Banc One Corporation. He was Senior Vice President and Controller for Banc One Corporation from 1996 to 1998.

         Mr. Duncan has served as Senior Executive Vice President, Administration, Legal and Special Projects beginning November 2000. Previously, Mr. Duncan was President and Chief Executive Officer of Union Planters PMAC.

         Mr. Henriques has served as Southern Banking Group Chief Executive and Head of Commercial Banking since June 2001. Previously Mr. Henriques was Chairman and Chief Executive Officer of Union Planters Bank in Florida. Prior to joining Union Planters in February of 1998, Mr. Henriques was Chairman of NationsBank for South Florida.

         Mr. Kennebeck has served as Senior Executive Vice President Financial Services since June 2001. Previously Mr. Kennebeck was Senior Executive Vice President for Retail Services for Union Planters. Prior to joining Union Planters in February 2000, Mr. Kennebeck was President and Chief Executive Officer of AMCORE Investment Group and Chairman of AMCORE Insurance Group, Inc., AMCORE Investment Services, Inc., and Investment Management Group. He was also Executive Vice President of AMCORE Financial, Inc.

         Ms. Poynter has served as Senior Executive Vice President Mortgage Banking since June 2001. Previously Ms. Poynter was Executive Vice President and Regional Bank Group Manager of the Southeast Region for Union Planters since October 2000. Prior to that, she was Chairman and Chief Executive Officer of Union Planters Bank in Hattiesburg, Mississippi, a position she held since November 1997.

         Mr. Russell has served as Senior Executive Vice President Risk Management and Credit Quality since June 2001. Previously Mr. Russell was Senior Executive Vice President of Lending and Credit Administration for Union Planters since April 2000. From November 1998 until April 2000 he was Executive Vice President and Senior Lending Officer. Previously, he had been the Corporate Risk Analysis Manager with responsibility for credit review, compliance, data security, and business resumption. Mr. Russell has been an officer of UPB for more than eighteen years.

         Mr. Schenck has served as Mid-West Banking Group Chief Executive and Head of Retail Banking since June 2001. Previously Mr. Schenck was President and Chief Executive Officer of Union Planters Bank in Indiana. Between March 1999 and the third quarter of 2000, he was President and Chief Executive Officer of Union Planters Bank in Indianapolis. From 1993 to 1999, Mr. Schenck was Senior Vice President of First Chicago NBD, responsible for certain Indiana banking markets and Manager of Indiana Credit.

         Mr. White has served as Central Banking Group Chief Executive and Head of Financial Services since June 2001. Previously Mr. White was Executive Vice President of Union Planters and President and Chief Executive Officer of Union Planters Bank of Memphis. From 1993 until joining Union Planters in May 2000, Mr. White was Executive Vice President of National City Corporation with responsibilities for the Indiana Retail Banking Group.

         Messrs. Moore, Doxey, Henriques, Kennebeck, Schenck and White are all employed as executive officers pursuant to employment agreements with Union Planters.

ITEM 2.  PROPERTIES

         Union Planters' corporate headquarters are located in the Company-owned building at 6200 Poplar Avenue, Memphis, Tennessee. In addition to being Union Planters' corporate headquarters, the building, located in East Memphis, houses a full service bank.

         As of December 31, 2001, Union Planters operated 19 banking offices in Alabama, 34 in Arkansas, 70 in Florida, 88 in Illinois, 71 in Indiana, 25 in Iowa, 29 in Kentucky, 23 in Louisiana, 116 in Mississippi, 83 in Missouri, 191 in Tennessee and 15 in Texas. The majority of these locations are owned. Union Planters' subsidiaries also operate 964 twenty-four-hour automated teller locations. A wholly-owned subsidiary, Capital Factors, Inc., has operations in leased facilities in Boca Raton and Ft. Lauderdale, Florida; Los Angeles, California; San Ramon, California; New York, New York; Charlotte, North Carolina; Dallas, Texas; and Atlanta, Georgia. The mortgage operations of UPB operate 27 mortgage production offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Louisiana, Nevada, North Carolina, Ohio, Tennessee, Texas and Washington in addition to mortgage production offices located in certain of Union Planters' branch banking locations.

         There are no material encumbrances on any of the Company-owned properties.

ITEM 3.  LEGAL PROCEEDINGS

         Union Planters and/or various subsidiaries are parties to various pending civil actions, all of which are being defended vigorously. Additionally, Union Planters and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business. Management is of the opinion, based upon present information including evaluations of outside counsel, that neither Union Planters' financial position, results of operations nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings.

         UPB, as successor to Union Planters' five banks (UPC Banks) located in Mississippi (Union Planters Bank of Mississippi, Union Planters Bank of Southern Mississippi, Union Planters Bank of Central Mississippi, Union Planters Bank of Northeast Mississippi, N.A., and Union Planters Bank of Northwest Mississippi), had been a defendant in various suits related to the placement of collateral protection insurance (CPI) by the UPC Banks in the 1980s and early 1990s and a Consolidated Class Action in U.S. District Court for the Southern District of Mississippi. As previously reported, a settlement agreement was reached by UPB with attorneys for the putative class to settle the Consolidated Action within amounts previously established. The final agreement was approved by the Court and payments were forwarded to the class members.

         As previously reported a complaint was filed in February 2000 by John Connors in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, naming as defendants Magna Bank (subsequently merged into Union Planters Bank), Magna's Chief Executive Officer, its Board of Directors and its outside legal counsel. Magna was acquired by Union Planters on July 1, 1998. The complaint is related to collection efforts by the Bank against the plaintiff on a line of credit and a series of notes. The Complaint alleges breach of fiduciary duty by the defendants in failing to dispose of certain collateral in a commercially reasonable manner and interference with plaintiff's contractual and business affairs. Based on information received to date, Union Planters feels that the claim is without merit and is vigorously defending this action.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is included in Table 14 captioned "Selected Quarterly Data" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by Item 6 is included under the heading "Selected Financial Data" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is included under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," included on pages C-4 through C-39 in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is included under the subheading "Market Risk and Asset/Liability Management" and in Table 11 captioned "Rate Sensitivity at December 31, 2001," included in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 is included in Table 14 captioned "Selected Quarterly Data" and the Financial Statements in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K, and incorporated by reference herein.

         The remaining information required by Item 10 is included under the heading "Election of Directors" and under the heading "Union Planters Stock Ownership by Directors and Executive Officers" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 as to compensation of directors and executive officers is included under the heading "Director Compensation" and under the heading "Executive Compensation" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 as to certain beneficial owners and management is included under the heading "Union Planters Stock Ownership by Directors and Executive Officers" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 as to transactions and relationships with certain directors and executive officers of Union Planters and their associates is included under the heading "Certain Relationships and Transactions" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following audited consolidated financial statements of Union Planters and its Subsidiaries, included in the Proxy and Annual Financial Disclosures, are incorporated herein by reference in response to Part II, Item 8:

           Report of Management
           Report of Independent Accountants
           Consolidated Balance Sheet - December 31, 2001 and 2000
           Consolidated Statement of Earnings - Years ended December 31, 2001,
             2000 and 1999
           Consolidated Statement of Changes in Shareholders' Equity - Years
             ended December 31, 2001, 2000 and 1999
           Consolidated Statement of Cash Flows - Years ended December 31, 2001,
             2000 and 1999
           Notes to Consolidated Financial Statements

(a)(2)     Not applicable

(a)(3)     Exhibits:

           The exhibits listed in the Exhibit Index beginning on page i, following page 14 of this Form 10-K are filed herewith or are incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report is identified on the Exhibit Index by an *.

(b)        Reports on Form 8-K:

            Date of Current Report               Subject Reported Under Item 5
           -------------------------        --------------------------------------------

            October 18, 2001                Press Release announcing Third Quarter
                                            2001 net earnings, reported under Item 5

            January 17, 2002                Press Release announcing 2001 Fourth Quarter
                                            and Year-End operating results, reported
                                            under Item 5

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNION PLANTERS CORPORATION
                                  (Registrant)

                            By: /s/ Jackson W. Moore.
                   ------------------------------------------
        Jackson W. Moore, Chairman, President and Chief Executive Officer

Date:  March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2002.

/s/ Jackson W. Moore                       /s/ Bobby L. Doxey
-------------------------------------      ------------------------------------
Jackson W. Moore                           Bobby L. Doxey
Chairman, President, Chief                 Senior Executive Vice President,
Executive Officer and                      Chief Financial Officer and
Director                                   Chief Accounting Officer

/s/ Albert M. Austin                       /s/ Samuel W. Bartholomew, Jr.
-------------------------------------      ------------------------------------
Albert M. Austin                           Samuel W. Bartholomew, Jr.
Director                                   Director

/s/ George W. Bryan                        /s/ John R. Roberts
-------------------------------------      ------------------------------------
George W. Bryan                            John R. Roberts
Director                                   Director

/s/ James E. Harwood                       /s/ Michael S. Starnes
-------------------------------------      ------------------------------------
James E. Harwood                           Michael S. Starnes
Director                                   Director

/s/ Parnell S. Lewis, Jr.                  /s/ Robert R. Waller, M.D.
-------------------------------------      ------------------------------------
Parnell S. Lewis, Jr.                      Robert R. Waller, M.D.
Director                                   Director

/s/ Jorge M. Perez                         /s/ Richard A. Trippeer, Jr
-------------------------------------      ------------------------------------
Jorge M. Perez                             Richard A. Trippeer, Jr.
Director                                   Director

/s/ Lou Ann Poynter                        /s/ Spence L. Wilson
-------------------------------------      ------------------------------------
Lou Ann Poynter                            Spence L. Wilson
Senior Executive Vice President            Director
and Director

                                  EXHIBIT INDEX

2 Agreement and Plan of Reorganization by and between Jefferson Savings Bancorp, Inc., and Union Planters Corporation dated as of September 20, 2001 (incorporated by reference to Exhibit A to Prospectus filed as part of Union Planters' Registration Statement No. 333-50536)

3(a) Restated Charter of Incorporation, as most recently amended on January 19, 1999, of Union Planters Corporation (incorporated by reference to
         Exhibit 3 to the Form 8-A12B filed by Union Planters Corporation on January 22, 1999, Commission File No. 1-10160)

3(b) Amended and Restated Bylaws, as most recently amended on October 18, 2001, of Union Planters Corporation (filed herewith)

4(a) Rights Agreement, dated January 19, 1999 between Union Planters Corporation and Union Planters Bank, National Association (incorporated by reference to Exhibit 2 to the Form 8-A filed by Union Planters Corporation on January 22, 1999, Commission File No. 1-10160)

4(b) Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Form 8-A/A Amendment No. 1 filed by Union Planters Corporation on December 3, 2001, Commission File No. 1-10160)

4(c) Amendment to Rights Agreement, dated December 3, 2001, by and between Union Planters Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4 to the Form 8-A/A Amendment No. 1 filed by Union Planters Corporation on December 3, 2001, Commission File No. 1-10160)

4(d) Copy of Registrant's AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) OF REGULATION S-K dated March 8, 2001 with respect to certain debt instruments (incorporated by reference to Exhibit 4(b) to Union Planters Corporation's Annual Report on Form 10-K dated December 31, 2000, Commission file No. 1-10160)

10(a)* Amended and Restated Employment Agreement between Union Planters Corporation and Jackson W. Moore (incorporated by reference to Exhibit 10(b) to Union Planters Corporation's Quarterly Report on Form 10-Q dated March 31, 1997, Commission File No. 1-10160)

10(b)* Union Planters Corporation 1983 Stock Incentive Plan as amended January 18, 1990 and approved by shareholders on April 20, 1990 (incorporated by reference to Exhibit 4(a) filed as part of Registration Statement No. 33-35928, filed July 23, 1990)

10(c)* Union Planters Corporation 1992 Stock Incentive Plan as Amended and Restated October 17, 1996 and approved by shareholders April 17, 1997, and approved by shareholders April 15, 1999, and subsequently amended July 15, 1999 (incorporated by reference to Exhibit 10(n) to Union Planters Corporation's Quarterly Report on Form 10-Q dated June 30, 1999 Commission File No. 1-10160)

10(d)* Deferred Compensation Agreements between Union Planters Corporation and Union Planters National Bank and certain outside directors (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission File No. 0-6919)

10(e)* Executive Deferred Compensation Agreement between Union Planters Corporation and certain highly compensated officers (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission File No. 0-6919)

10(f)* Amendment to Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers (incorporated by reference to
         Exhibit 10(d) to the Quarterly Report on Form 10-Q dated March 31, 1997, Commission File No. 1-10160)

10(g)* Union Planters Corporation Executive Deferred Compensation Plan for Executives as Amended (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 1997, Commission File No. 1-10160)

10(h)* Amendment No. 1 to Union Planters Corporation's Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q dated March 31, 1997, Commission file No. 1-10160)

10(i)* Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 1995, Commission File No. 1-10160)

10(j)* Amended and Restated Trust Under Union Planters Corporation Supplemental Executive Retirement for Certain Executive Officers (incorporated by reference to Exhibit 10(a) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(k)* Union Planters Corporation Supplemental Executive Retirement Agreement with Jackson W. Moore (incorporated by reference to Exhibit 10(e) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(l)* Amendment to Union Planters Corporation Supplemental Executive Retirement Agreement with Jackson W. Moore (incorporated by reference to Exhibit 10(f) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(m)* Amendment No. 2 to Union Planters Corporation Supplemental Executive Retirement Agreement with Jackson W. Moore (incorporated by reference to Exhibit 10(g) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(n)* Union Planters Corporation Supplemental Executive Retirement Agreement with M. Kirk Walters (incorporated by reference to Exhibit 10(h) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(o)* Amendment to Union Planters Corporation Supplemental Executive Retirement Agreement with M. Kirk Walters (incorporated by reference to
         Exhibit 10(i) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(p)* Amendment No. 2 to Union Planters Corporation Supplemental Executive Retirement Agreement with M. Kirk Walters (incorporated by reference to
         Exhibit 10(j) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(q)* Union Planters Corporation Supplemental Executive Retirement Agreement with John W. Parker (incorporated by reference to Exhibit 10(k) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(r)* Amendment to Supplemental Executive Retirement Agreement with John W. Parker (incorporated by reference to Exhibit 10(l) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(s)* Trust Under Union Planters Corporation Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10(m) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(t)* Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10(n) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(u)* Employment Agreement between Union Planters Corporation and Bobby L. Doxey (incorporated by reference to Exhibit 10(y) to Union Planters Corporation's Form 10-K dated December 31, 1999, Commission File No. 1-10160)

10(v)* Employment Agreement between Union Planters Corporation and Alan W. Kennebeck (incorporated by reference to Exhibit 10(z) to Union Planters Corporation's Form 10-K dated December 31, 1999, Commission File No. 1-10160)

10(w)* Employment Agreement between Union Planters Corporation and Lloyd B. DeVaux (incorporated by reference to Exhibit 10(aa) to Union Planters Corporation's Form 10-K dated December 31, 1999, Commission File No. 1-10160)

10(x)* Amended Executive Financial Service Plan 2000 (incorporated by reference to Exhibit 10(bb) to Union Planters Corporation's Form 10-K dated December 31, 2000, Commission File No. 1-10160)

10(y) Amendment No. 1 to the Amended and Restated Employment Agreement between Union Planters Corporation and Jackson W. Moore as of April 17, 1997 (incorporated by reference to Exhibit 10(cc) to Union Planters Corporation's Form 10-K dated December 31, 2000, Commission File No. 1-10160)

10(z) Employment Agreement between Union Planters Corporation and Adolfo Henriques (incorporated by reference to Exhibit 10(dd) to Union Planters Corporation's Form 10-K dated December 31, 2000, Commission File No. 1-10160)

10(aa) Employment Agreement between Union Planters Corporation and Steven Schenck (incorporated by reference to Exhibit 10(ee) to Union Planters Corporation's Form 10-K dated December 31, 2000, Commission File No. 1-10160)

10(bb) Employment Agreement between Union Planters Corporation and John V. White, (incorporated by reference to Exhibit 10(ff) to Union Planters Corporation's Form 10-K dated December 31, 2000, Commission File No. 1-10160)

10(cc) Union Planters Corporation Executive Performance Goals for Restricted Stock Awards (incorporated by reference to Exhibit 10(gg) to Union Planters Corporation's Form 10-K dated December 31, 2000, Commission File No. 1-10160)

21       Subsidiaries of the Registrant (filed herewith)

23       Consent of PricewaterhouseCoopers LLP (filed herewith)

99 Information under the headings "Election of Directors," "Director Compensation," "Union Planters Stock Ownership by Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation" and "Certain Relationships and Transactions" and in Appendix C of the Definitive Proxy Statement of Union Planters Corporation for the Annual Shareholders' Meeting to be held April 18, 2002, including 2001 Annual Financial Disclosures, as filed on Schedule 14A with the Securities and Exchange Commission on March 6, 2002 (Commission File No. 1-10160) and incorporated herein by reference.

*Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K