Form 10-Q
period 2002-03-31
UNION PLANTERS CORP
filed 2002-05-15
CIK 100893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to ________

Commission File No.

UNION PLANTERS CORPORATION

(Exact name of registrant as specified in its charter)

Tennessee	62-0859007
(State of incorporation)	(IRS Employer Identification No.)

Union Planters Corporation
6200 Poplar Avenue
Memphis, Tennessee 38119
(Address of principal executive offices)

Registrant's telephone number, including area code: (901) 580-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common stock $5 par value	135,123,118

UNION PLANTERS CORPORATION AND SUBSIDIARIES

Form 10-Q For the Three Months Ended March 31, 2002

Index

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)
Assets
Cash and due from banks	$671,419	$777,098	$953,846
Interest-bearing deposits at financial institutions	78,052	30,012	54,351
Federal funds sold and securities purchased under agreements to resell	24,937	2,867	13,067
Trading account assets	253,334	261,221	263,315
Loans held for resale	1,200,868	1,053,357	1,862,637
Available for sale securities (Amortized cost: $4,756,548, $6,432,965 and $4,694,248, respectively)	4,828,814	6,523,197	4,780,629
Loans	23,067,156	24,619,668	23,184,002
Less: Unearned income	(20,800)	(21,697)	(20,963)
Allowance for losses on loans	(351,452)	(342,138)	(341,930)
Net loans	22,694,904	24,255,833	22,821,109
Premises and equipment	553,742	603,146	556,686
Accrued interest receivable	222,820	291,426	245,847
FHA/VA claims receivable	41,766	79,888	55,813
Mortgage servicing rights	184,981	118,551	150,303
Goodwill	776,906	817,668	780,612
Other intangibles	142,116	163,072	146,695
Other assets	386,514	446,134	512,694
Total assets	$32,061,173	$35,423,470	$33,197,604

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$4,369,138	$4,047,894	$4,509,944
Certificates of deposit of $100,000 and over	1,586,207	2,182,318	1,602,117
Other interest-bearing	17,806,540	17,375,015	17,318,441
Total deposits	23,761,885	23,605,227	23,430,502
Short-term borrowings	1,656,711	5,301,437	3,076,679
Short- and medium-term senior notes	-	60,000	-
Federal Home Loan Bank advances	1,460,856	1,361,452	1,461,190
Other long-term debt	1,273,849	1,276,214	1,275,509
Accrued interest, expenses and taxes	281,891	359,334	282,211
Other liabilities	393,164	371,699	447,772
Total liabilities	28,828,356	32,335,363	29,973,863

Commitments and contingent liabilities (Note 14)	-	-	-
Shareholders' equity
Convertible preferred stock (Note 7)	13,404	19,445	16,101
Common stock, $5 par value; 300,000,000 shares authorized; 136,811,055 issued and outstanding (137,050,599 at March 31, 2001,
and 137,408,887 at December 31, 2001)	683,801	685,253	687,044
Additional paid-in capital	880,333	869,947	878,901
Retained earnings	1,622,024	1,472,877	1,600,153
Unearned compensation	(12,553)	(16,296)	(13,022)
Accumulated other comprehensive income	45,808	56,881	54,564
Total shareholders' equity	3,232,817	3,088,107	3,223,741

Total liabilities and shareholders' equity	$32,061,173	$35,423,470	$33,197,604

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$393,659	$529,097
Interest on investment securities
Taxable	55,041	88,685
Tax-exempt	13,145	15,362
Interest on deposits at financial institutions	576	487
Interest on federal funds sold and securities
purchased under agreements to resell	698	519
Interest on trading account assets	2,278	4,237
Interest on loans held for resale	22,527	10,030
Total interest income	487,924	648,417

Interest expense
Interest on deposits	121,649	217,101
Interest on short-term borrowings	7,903	81,864
Interest on long-term debt	38,277	38,426
Total interest expense	167,829	337,391

Net interest income	320,095	311,026
Provision for losses on loans	44,991	25,300

Net interest income after provision for losses on loans	275,104	285,726

Noninterest income
Service charges on deposit accounts	52,293	53,416
Mortgage banking revenue	49,356	41,349
Merchant servicing income	803	9,660
Factoring commissions and fees	9,025	9,158
Trust service income	7,237	7,084
Profits and commissions from trading activities	1,314	2,718
Investment securities gains	9,236	25
Investments and insurance	12,251	11,661
Other income	33,858	29,843
Total noninterest income	175,373	164,914

Noninterest expense
Salaries and employee benefits	132,763	132,343
Net occupancy expense	25,908	25,767
Equipment expense	21,055	22,134
Goodwill amortization	3,652	11,966
Other intangibles amortization	4,092	4,485
Other expense	80,669	92,977
Total noninterest expense	268,139	289,672

Earnings before income taxes	182,338	160,968
Income taxes	56,415	54,601
Net earnings	$125,923	$106,367

Net earnings applicable to common shares	$125,689	$105,981

Earnings per common share
Basic	$.92	$.78
Diluted	.91	.77
Average common shares outstanding (in thousands)
Basic	136,966	136,600
Diluted	138,942	138,179

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

						Accumulated
	Convertible		Additional			Other
	Preferred	Common	Paid-in	Retained	Unearned	Comprehensive
	Stock	Stock	Capital	Earnings	Compensation	Income	Total
	(Dollars in thousands, except per share data)
Balance, December 31, 2001	$16,101	$687,044	$878,901	$1,600,153	$(13,022)	$54,564	$3,223,741
Comprehensive income
Net earnings	-	-	-	125,923	-	-	125,923
Other comprehensive income, net of taxes:
Net change in the unrealized gain
on available for sale securities	-	-	-	-	-	(8,756)	(8,756)
Total comprehensive income							117,167
Cash dividends
Common stock, $.50 per share	-	-	-	(68,734)	-	-	(68,734)
Preferred stock, $.50 per share	-	-	-	(234)	-	-	(234)
Common stock issued under employee benefit
plans, net of stock exchanged	-	1,320	6,161	-	469	-	7,950
Conversion of preferred stock	(2,697)	659	1,956	-	-	-	(82)
Common stock purchased and retired	-	(5,222)	(6,685)	(35,084)	-	-	(46,991)
Balance, March 31, 2002	$13,404	$683,801	$880,333	$1,622,024	$(12,553)	$45,808	$3,232,817

	Before Tax	Tax	Net of Tax
Disclosure of reclassification amount:	Amount	Benefit/(Expense)	Amount
Change in the unrealized gain on available for sale securities arising during the period	$(14,115)	$5,359	$(8,756)
Less: reclassification for gains included in net income	9,236	(3,593)	5,643
Net change in the unrealized gain on available for sale securities	$(4,879)	$1,766	$(3,113)

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
	(Dollars in thousands)
Operating activities
Net earnings	$125,923	$106,367
Reconciliation of net earnings to net cash provided by operating activities:
Provision for losses on loans, other real estate and FHA/VA foreclosure claims	44,991	25,187
Depreciation and amortization of premises and equipment	16,782	19,898
Amortization of goodwill and other intangibles	7,744	16,451
Amortization of mortgage servicing rights, net	4,332	7,099
Net amortization (accretion) of investment securities	2,421	(943)
Net realized gains on sales of investment securities	(9,236)	(25)
Gain on sale of residential mortgage loans	(13,228)	(8,228)
Gain on sale of branches	(1,599)	-
Deferred income tax expense	4,929	2,777
Decrease (increase) in assets
Trading account assets and loans held for resale	684,978	(623,593)
Other assets	130,176	33,714
Net (decrease) increase in accrued interest, expenses, taxes and other liabilities	(54,713)	51,577
Other, net	481	1,147
Net cash provided (used) by operating activities	943,981	(368,572)

Investing activities
Net (increase) decrease in short-term investments	(23,701)	19,032
Proceeds from sales of available for sale securities	274,247	25,328
Proceeds from maturities, calls and prepayments of available for sale securities	331,648	516,193
Purchases of available for sale securities	(663,288)	(82,242)
Net decrease in loans	76,572	242,900
Net cash received from acquired institutions	-	61,970
Sale of residential real estate loans	-	423,777
Purchases of premises and equipment, net	(15,441)	(8,406)
Net cash (used) provided by investing activities	(19,963)	1,198,552

Financing activities
Net increase (decrease) in deposits	376,935	(384,791)
Net decrease in short-term borrowings	(1,419,968)	(793,197)
Proceeds from long-term debt	-	866,125
Repayment of long-term debt	(2,007)	(649,972)
Net cash paid for sales of branches, including deposits	(40,761)	-
Proceeds from issuance of common stock	7,494	7,943
Purchase and retirement of common stock	(46,933)	(83,028)
Cash dividends paid	(69,335)	(67,797)
Net cash used by financing activities	(1,194,575)	(1,104,717)
Net decrease in cash and cash equivalents	(270,557)	(274,737)
Cash and cash equivalents at the beginning of the period	966,913	1,054,702
Cash and cash equivalents at the end of the period	$696,356	$779,965

Supplemental disclosures
Cash paid (received) for
Interest	$182,738	$342,889
Income taxes	19,629	(827)
Unrealized gain on securities available for sale	72,266	90,232

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

The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, Union Planters or the Company) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Appendix C of Union Planters Corporation's Definitive Proxy Statement for the Annual Shareholders' Meeting held April 18, 2002 (the Definitive Proxy Statement including the 2001 Annual Financial Disclosures are referred to as the Proxy and Annual Financial Disclosures). Certain prior year amounts have been reclassified to be consistent with the 2002 financial reporting presentation.

Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which changes the required accounting and reporting for acquired goodwill and other intangible assets and supercedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. SFAS No. 142 changes the accounting for goodwill and other intangible assets in the following significant respects:

    Acquiring entities integrate acquired entities into their operations; thus, the acquirers' expectations of benefits from the resulting synergies usually are reflected in the premium that they pay to acquire those entities. APB No. 17 treated the acquired entity as if it remained a stand-alone entity rather than being integrated with the acquiring entity. SFAS No. 142 adopts a view of goodwill that bases the accounting for goodwill on the units of the combined entity into which the acquired entity is integrated.
    APB Opinion No. 17 presumed that goodwill and other intangible assets were wasting assets and were amortized over an estimated life. SFAS No. 142 requires goodwill and other intangible assets that have indefinite lives to not be amortized but rather to be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling.
    SFAS No. 142 provides specific guidance for testing goodwill for impairment.
    SFAS No. 142 provides specific guidance on testing intangible assets that will not be amortized for impairment and thus removes those assets from the scope of other impairment guidance. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair value of those assets with their recorded amount.
    SFAS No. 142 requires disclosure about changes in the carrying amount of goodwill from period to period (in the aggregate and by reportable segment), the carrying amount of intangible assets by major intangible asset class for those subject to amortization and for those not subject to amortization and the estimated asset amortization for the next five years.

In October 2001, the FASB issued interpretive guidance for SFAS No. 142 affirming that intangible assets acquired through the purchase of branches will continue to be amortized. This will result in the continued amortization of certain unidentified intangibles included in goodwill associated with branch purchases. During the first quarter of 2002, this amortization expense was $3.7 million. The FASB has undertaken a project to review this issue during 2002.

Union Planters adopted the Standard on January 1, 2002. For the quarter ended March 31, 2002, the net impact on the consolidated statement of earnings was an increase in net income of $8.2 million.

Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business and amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." Significant changes in accounting include:

    Establishment of a single accounting model for long-lived assets to be disposed of by sale.
    Goodwill is no longer included in the scope of this guidance.
    Long-lived assets to be abandoned are now required to have depreciable lives that are in accordance with APB Opinion 20, "Accounting Changes."
    Long-lived assets to be disposed of by sale are required to be measured at the lower of book value or the fair value, less the cost to sell.
    Losses related to discontinued operations are no longer reported until they have been incurred.

The provisions of this Standard are required to be applied starting with fiscal years beginning after December 15, 2001. Union Planters adopted this Standard on January 1, 2002. The adoption had an immaterial impact on the Company's financial condition, results of operations and cash flows.

Note 2. Acquisitions

In February 2001, Union Planters acquired Jefferson Savings Bancorp, Inc. (Jefferson Savings) of Ballwin, Missouri, the parent of Jefferson Heritage Bank, a federal savings bank. Jefferson Savings' total assets of $1.6 billion, total loans of $1.3 billion and total deposits of $877 million were acquired in exchange for approximately 4.4 million shares of Union Planters' common stock. The acquisition was accounted for as a purchase.

Note 3. Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	March 31, 2002
	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government obligations
U.S. Treasury	$141,027	$985	$1,236	$140,776
U.S. Government agencies
Collateralized mortgage obligations	1,830,745	36,556	1,528	1,865,773
Mortgage-backed	431,046	8,105	1,198	437,953
Other	215,395	7,167	101	222,461
Total U.S. Government obligations	2,618,213	52,813	4,063	2,666,963
Obligations of states and political subdivisions	815,454	15,375	4,043	826,786
Other stocks and securities	1,322,881	19,128	6,944	1,335,065
Total available for sale securities	$4,756,548	$87,316	$15,050	$4,828,814

	December 31, 2001
	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government obligations
U.S. Treasury	$78,414	$1,478	$156	$79,736
U.S. Government agencies
Collateralized mortgage obligations	1,699,771	34,352	1,480	1,732,643
Mortgage-backed	355,830	9,323	621	364,532
Other	324,361	9,421	95	333,687
Total U.S. Government obligations	2,458,376	54,574	2,352	2,510,598
Obligations of states and political subdivisions	1,084,757	24,065	4,049	1,104,773
Other stocks and securities	1,151,115	21,277	7,134	1,165,258
Total available for sale securities	$4,694,248	$99,916	$13,535	$4,780,629

Investment securities having a fair value of approximately $2.1 billion and $2.2 billion at March 31, 2002 and December 31, 2001, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances. Included in available for sale investment securities is $266.5 million and $269.9 million of Federal Home Loan Bank and Federal Reserve Bank stock at March 31, 2002 and December 31, 2001, respectively, for which there is no readily determinable market value.

The following table presents the gross realized gains and losses on available for sale investment securities:

	Three Months Ended
	March 31,
	2002	2001
	(Dollars in thousands)
Realized gains	$9,425	$37
Realized losses	(189)	(12)

Note 4. Loans

Loans are summarized by type as follows:

	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Commercial, financial and agricultural	$5,082,746	$5,413,931	$5,145,917
Foreign	340,857	489,340	397,737
Accounts receivable - factoring	675,899	683,076	640,312
Real estate - construction	2,245,889	2,252,445	2,190,854
Real estate - mortgage
Secured by 1-4 family residential	5,031,731	6,320,706	5,166,097
FHA/VA government-insured/guaranteed	131,885	303,177	133,751
Non-farm, nonresidential properties	4,896,649	4,456,004	4,821,293
Multifamily (5 or more) residential	841,370	767,756	846,259
Secured by farmland	467,118	417,598	462,676
Home equity	1,028,002	755,799	935,841
Consumer	2,225,097	2,652,596	2,338,560
Direct lease financing	99,913	107,240	104,705
Total loans	$23,067,156	$24,619,668	$23,184,002

Nonperforming loans are summarized as follows:

	March 31,	December 31,
	2002	2001
	(Dollars in thousands)

Nonaccrual loans	$271,925	$234,405
Restructured loans	2,892	868
Total nonperforming loans	$274,817	$235,273

FHA/VA government-insured/guaranteed
loans on nonaccrual status	$1,824	$1,872

Note 5. Allowance for Losses on Loans

The changes in the allowance for losses on loans for the three months ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)

Beginning balance	$341,930	$335,452
Provision for losses on loans	44,991	25,300
Recoveries of loans previously charged off	8,798	13,514
Loans charged off	(44,267)	(36,114)
Increase due to acquisitions	-	5,753
Decrease due to sale of loans	-	(1,767)
Balance, end of period	$351,452	$342,138

Note 6. Borrowings

Short-Term Borrowings

Short-term borrowings include short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Short-term FHLB advances are borrowings from the FHLB, which are collateralized by mortgage-backed securities and mortgage loans. Federal funds purchased arise from Union Planters' market activity with its correspondent banks and generally mature in one business day. Securities sold under agreements to repurchase are collateralized by U.S. Government and agency securities.

Short-term borrowings are summarized as follows:

	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)
Balances at period-end
Short-term FHLB advances	$-	$1,500,000	$400,000
Federal funds purchased	334,686	2,168,637	1,266,804
Securities sold under agreements to repurchase	1,319,610	1,630,697	1,408,134
Other short-term borrowings	2,415	2,103	1,741
Total short-term borrowings	$1,656,711	$5,301,437	$3,076,679

Federal funds purchased and securities sold under agreements to repurchase
Daily average balance	$2,092,552	$3,843,865	$3,198,989
Weighted average interest rate	1.48%	5.35%	2.54%
Short-term FHLB advances
Daily average balance	$ -	$ 2,117,778	$1,035,616
Weighted average interest rate	-%	5.94%	4.93%

Short- and Medium-Term Senior Notes

Union Planters has a $5.0 billion senior and subordinated bank note program to supplement it's funding sources. Under the program Union Planters Bank, National Association, a subsidiary of Union Planters Corporation, may from time to time issue senior bank notes having maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes having maturities of more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes) and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At March 31, 2002, and December 31, 2001, there were no notes outstanding under this program. At March 31, 2001, there was $60.0 million outstanding.

Long-term Federal Home Loan Bank Advances

Certain of Union Planters' banking and thrift subsidiaries had outstanding advances, with original maturity dates greater than one year, from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 110% and 135%, respectively, of the advances outstanding. At March 31, 2002, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Balance at period-end	$1,460,856	$1,361,452	$1,461,190
Range of interest rates	1.75% - 6.92%	1.75% - 6.92%	1.75% - 6.92%
Range of maturities	2002 - 2021	2001 - 2021	2002 - 2021

Other Long-Term Debt

Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the Proxy and Annual Financial Disclosures for additional information regarding these borrowings.

	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)
8.20% Trust Preferred Securities	$199,124	$199,089	$199,115
6.75% Subordinated Notes due 2005	99,788	99,729	99,773
6.25% Subordinated Notes due 2003	74,417	74,365	74,404
6.50% Putable/Callable Subordinated Notes due 2018	300,636	300,822	300,682
7.75% Subordinated Notes due 2011	499,197	499,108	499,175
Variable-rate asset-backed certificates	100,000	100,000	100,000
Other long-term debt	687	3,101	2,360
Total other long-term debt	$1,273,849	$1,276,214	$1,275,509

Note 7. Shareholders' Equity

Preferred Stock

Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

	March 31,		December 31,
	2002	2001	2001
Preferred stock, without par value, 10,000,000 shares authorized	(Dollars in thousands)
Series E, 8% Cumulative, Convertible
Preferred Stock (stated at liquidation value of $25 per shares plus unpaid dividends), 536,148 shares issued and outstanding (777,792 at March 31, 2001 and 644,037 at December 31, 2001)	$13,404	$19,445	$16,101
Series F Preferred Stock
300,000 shares authorized, none issued	-	-	-
Total preferred stock	$13,404	$19,445	$16,101

Note 8. Other Noninterest Income and Expense

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Other noninterest income
ATM transaction fees	$8,012	$6,936
Strategic Outsourcing, Inc. net revenues	5,454	6,046
Letters of credit fees	1,953	1,741
Net gain (loss) on sales of branches/deposits and other assets	1,599	(51)
Earnings of equity method investments	1,355	1,343
Other real estate revenue	2,672	1,321
Other income	12,813	12,507
Total other noninterest income	$33,858	$29,843

Other noninterest expense
Communications	$7,301	$8,385
Other contracted services	8,690	8,781
Postage and carrier	6,658	7,753
Advertising and promotion	7,254	6,586
Stationery and supplies	4,684	6,199
Merchant interchange fees	337	6,545
Mortgage intangibles expense	4,332	7,099
Other personnel services	3,823	2,926
Legal fees	3,068	2,425
Travel	1,865	2,657
Federal Reserve fees	1,713	2,027
Accounting and audit fees	1,877	1,650
Other real estate expense	1,011	1,444
Brokerage and clearing fees on trading activities	1,473	2,098
Taxes other than income	1,672	1,911
FDIC insurance	1,033	1,109
Dues, subscriptions and contributions	2,121	1,203
Insurance	987	901
Credit related expense	9,836	3,056
Miscellaneous charge-offs	1,867	2,659
Other expense	9,067	15,563
Total other noninterest expense	$80,669	$92,977

Note 9. Income Taxes

Income tax expense for the first three months ended March 31, 2002 and 2001 was $56.4 million and $54.6 million, respectively, resulting in an effective tax rate of 30.94% and 33.92%, respectively. At March 31, 2002, Union Planters had a net deferred tax asset of $67.9 million compared to $67.4 million at December 31, 2001. Management believes that the deferred tax asset will be fully realized, and therefore, no valuation allowance has been provided.

Note 10. Earnings Per Share

The following table sets forth the computation of basic net earnings per share and diluted net earnings per share:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands, except per share data)
Basic
Net earnings	$125,923	$106,367
Less preferred dividends	234	386
Net earnings applicable to common shares	$125,689	$105,981

Average common shares outstanding	136,966,324	136,600,438

Net earnings per common share - basic	$.92	$.78

Diluted
Net earnings	$125,923	$106,367

Average common shares outstanding	136,966,324	136,600,438
Stock option adjustment	1,257,809	601,669
Preferred stock adjustment	717,519	976,589
Average common shares outstanding	138,941,652	138,178,696

Net earnings per common share - diluted	$.91	$.77

Note 11. Mortgage Loan Servicing

Union Planters acted as servicing agent for residential mortgage loans totaling approximately $16.5 billion at March 31, 2002, compared to $16.2 billion at December 31, 2001. The loans serviced for others are not included in Union Planters' consolidated balance sheet. The following table presents a reconciliation of the changes in mortgage servicing rights for the three months ended March 31,:

	2002	2001
	(Dollars in thousands)
Beginning balance	$150,303	$123,940
Additions	39,010	4,902
Amortization of servicing rights	(9,569)	(7,099)
Provision for impairment	5,237	(3,192)
Ending balance	$184,981	$118,551

Union Planters had a valuation allowance of $9.9 million associated with the mortgage servicing rights portfolio at March 31, 2002 compared to $15.1 million as of December 31, 2001. The fair value of mortgage servicing rights at March 31, 2002 was $203.9 million. Significant assumptions utilized in determining the fair value were as follows:

Dealer consensus prepayment speeds	19.9% CPR
Market discount rates	9.7%

Both of the significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the mortgage servicing rights as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At March 31, 2002, the reduction in the current fair value of mortgage servicing rights resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $44.7 million and $82.6 million, respectively.

Note 12. Intangible Assets

In accordance with SFAS No. 142, most goodwill is no longer subject to amortization. The carrying value of goodwill not subject to amortization was $529.3 million at March 31, 2002 of which $50.7 million was in the "other operating units" line of business, with the remainder in the "banking" line of business. During the second quarter of 2002, Union Planters will finalize its evaluation of goodwill for impairment using the cash flow method; however, no impairment is expected. Had SFAS No. 142 been implemented prior to the first quarter of 2001, net income for the first quarter of 2001 would have increased $8.0 million to $114.4 million. Both basic and diluted earnings per share would have been $.83.

Union Planters' other intangible assets are core deposit intangibles acquired through bank acquisitions and are subject to amortization periods up to 15 years with no residual value. The gross amount of intangible assets at March 31, 2002 was $232.0 million, with accumulated amortization of $52.2 million. All other intangibles are in the "banking" line of business. The weighted average amortization period is 159.9 months. Amortization expense over the next five years on current other intangibles is expected to be:

(Dollars in thousands)
2002	$ 16,131
2003	16,131
2004	15,132
2005	12,644
2006	12,423

Note 13. Lines of Business Reporting

	Three Months Ended March 31, 2002
		Other
		Operating	Parent	Consolidated
	Banking	Units	Company	Total
	(Dollars in thousands)

Net interest income (loss)	$288,185	$44,280	$(12,370)	$320,095
Provision for losses on loans	(39,391)	(5,600)	-	(44,991)
Noninterest income (1)	95,732	79,494	147	175,373
Noninterest expense	(201,556)	(64,568)	(2,015)	(268,139)
Earnings (loss) before taxes (1)	$142,970	$53,606	$(14,238)	$182,338

Average assets	$27,752,916	$4,493,389	$179,839	$32,426,144

	Three Months Ended March 31, 2001
		Other
		Operating	Parent	Consolidated
	Banking	Units	Company	Total
	(Dollars in thousands)

Net interest income (loss)	$284,135	$31,274	$(4,383)	$311,026
Provision for losses on loans	(22,657)	(2,643)	-	(25,300)
Noninterest income (1)	106,001	58,632	281	164,914
Noninterest expense	(234,679)	(52,987)	(2,006)	(289,672)
Earnings (loss) before taxes (1)	$132,800	$34,276	$(6,108)	$160,968

Average assets	$32,470,331	$2,492,515	$140,977	$35,103,823

____________________

  Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $70.5 million and $103.5 million for the three months ended March 31, 2002 and 2001, respectively.

Note 14. Contingent Liabilities

Union Planters and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business and are parties to various pending civil actions, all of which are being defended vigorously. Certain proceedings previously outstanding have been subsequently settled within previously estimated amounts. Management is of the opinion, based upon present information, including evaluations by outside counsel, that neither Union Planters' financial position, results of operations nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the notes to the consolidated financial statements included in Appendix C of Union Planters Corporation's Definitive Proxy Statement for the Annual Shareholders' Meeting held April 18, 2002 (the Definitive Proxy Statement including the 2001 Annual Financial Disclosures are referred to as the Proxy and Annual Financial Disclosures), the interim unaudited consolidated financial statements and notes for the three months ended March 31, 2002 included in Part I hereof, and the supplemental financial data included in this discussion.

Cautionary Statement Regarding Forward-Looking Information

This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These statements are contained in certain sections that follow, such as Net Interest Income, Provision for Losses on Loans, Noninterest Income, Noninterest Expense, Loans and Interest-Rate Risk. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results, or other developments. The words "anticipate," "project," "expect," "believe," "intend," "estimate," "should," "is likely" and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are based on management's expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Examples of factors that could cause future results to vary from current management expectations include the following: the timing and amount of interest-rate movements (which can have a significant impact on a financial institution); effects of changes in general economic conditions, as well as economic conditions in markets in which Union Planters conducts business; market and monetary fluctuations and uncertainties in the financial markets; inflation; competition within and outside the financial services industry; technology; risks inherent in originating loans, including prepayment risks, fluctuations in collateral values and changes in customer profiles; and loan loss experience, the rate of loan charge-offs and the level of the provision for losses on loans. Additionally, the policies of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), and insurance and securities regulatory agencies, unanticipated regulatory and judicial proceedings, unanticipated results from Internal Revenue Service examinations, changes in the laws, regulations and regulatory policies applicable to Union Planters and its subsidiaries, and Union Planters' success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ materially from current expectations. Union Planters assumes no obligation to update any forward-looking statements that are made from time to time.

Selected Financial Highlights

The following table presents selected financial highlights for the three-month periods ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,		Percentage
	2002	2001	Change
	(Dollars in thousands, except per share data)

Net earnings	$125,923	$106,367	18%
Per share
Basic	.92	.78	18
Diluted	.91	.77	18
Return on average assets	1.57%	1.23%
Return on average common equity	15.91	14.54
Return on average tangible assets	1.62	1.26
Return on average tangible common equity	22.34	21.55
Net interest margin (FTE)	4.53%	4.05%
Net interest spread (FTE)	4.02	3.34
Expense ratio	1.07	1.10
Efficiency ratio	50.86	54.11
Tier 1 capital	$2,467,886	$2,255,613	9
Leverage ratio	7.85%	6.61%
Book value per common share	$23.53	$22.39	5
Dividends per common share	.50	.50	-
Common share prices
High closing price	48.58	39.12
Low closing price	43.99	34.70
Closing price at quarter-end	47.39	38.49

____________________

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Operating net noninterest expense (noninterest expense minus noninterest income, excluding investment securities gains [losses], significant items and goodwill and other intangibles amortization) divided by average assets

Efficiency ratio = Operating noninterest expense (excluding significant expense items, goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant revenue items and investment securities gains (losses)

FTE = Fully taxable-equivalent basis

Operating Results - Three Months Ended March 31, 2002 and 2001

The following table presents a summary of Union Planters' operating results for the three months ended March 31, 2002 and 2001 identifying significant items impacting the results for the periods shown:

UNION PLANTERS CORPORATION

SUMMARY OF CONSOLIDATED RESULTS

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
	(Dollars in thousands, except per share data)

Interest income	$487,924	$648,417
Interest expense	167,829	337,391
Net interest income	320,095	311,026
Provision for losses on loans	44,991	25,300
Net interest income after provision for losses on loans	275,104	285,726
Noninterest income
Service charges on deposit accounts	52,293	53,416
Mortgage banking revenue	49,356	41,349
Merchant servicing income	803	9,660
Factoring commissions and fees	9,025	9,158
Trust service income	7,237	7,084
Profits and commissions from trading activities	1,314	2,718
Investments and insurance	12,251	11,661
Other income	32,259	29,843
Total noninterest income	164,538	164,889
Noninterest expense
Salaries and employee benefits	132,400	132,343
Net occupancy expense	25,908	25,767
Equipment expense	20,230	21,718
Goodwill	3,652	11,966
Other intangibles amortization	4,092	4,485
Other expense	72,274	82,686
Total noninterest expense	258,556	278,965

Earnings before significant items and income taxes	181,086	171,650

Significant items
Gain on sale of branches	1,599	-
UPExcel project expenses	(3,849)	-
Loss on sale of fixed assets	(1,402)	(416)
Amortization/impairment of mortgage servicing rights	(4,332)	(10,291)
Investment securities gains	9,236	25
Earnings before income taxes	182,338	160,968
Income taxes	56,415	54,601
Net earnings	$125,923	$106,367

Per common share data
Diluted earnings	$.91	$.77

The table that follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

Union Planters Corporation

Contributions to Diluted Earnings per Common Share

	Three Months Ended		EPS
	March 31,		Increase
	2002	2001	(Decrease)

Net interest income-FTE	$2.36	$2.31	$.05
Provision for losses on loans	(.32)	(.18)	(.14)
Net interest income after provision for losses on loans-FTE	2.04	2.13	(.09)

Noninterest income
Service charges on deposit accounts	.38	.39	(.01)
Mortgage banking revenue	.36	.31	.05
Merchant servicing income	.01	.07	(.06)
Factoring fees and commissions	.06	.05	.01
Trust service income	.05	.05	-
Profits and commissions from trading activities	.01	.02	(.01)
Investment securities gains	.07	-	.07
Investments and insurance	.09	.08	.01
Other income	.25	.22	.03
Total noninterest income	1.28	1.19	.09

Noninterest expense
Salaries and employee benefits	.96	.96	-
Net occupancy expense	.19	.18	(.01)
Equipment expense	.15	.16	.01
Goodwill	.03	.09	.06
Other intangibles amortization	.03	.03	-
Other expense	.58	.67	.09
Total noninterest expense	1.94	2.09	.15

Earnings before income taxes-FTE	1.38	1.23	.15
Income taxes-FTE	.47	.46	(.01)
Net earnings	.91	.77	.14
Less preferred stock dividends	-	-	-
Diluted earnings per common share	$.91	$.77	$.14

Change in net earnings applicable to diluted earnings
per share using previous year average shares outstanding			$.14
Change in average shares outstanding			-
Change in net earnings			$.14

Average diluted shares (in thousands)	138,942	138,179

____________________

FTE = Fully taxable-equivalent basis

FIRST QUARTER EARNINGS OVERVIEW

For the first quarter of 2002, Union Planters reported net earnings of $125.9 million, or $.91 per diluted common share. This compared to net earnings for the same period in 2001 of $106.4 million, or $.77 per diluted common share. Net earnings for the first quarter of 2002 resulted in annualized returns on average assets, average common equity and average tangible common equity of 1.57%, 15.91% and 22.34%, respectively, which compares to 1.23%, 14.54% and 21.55%, respectively, for the same period in 2001.

EARNINGS ANALYSIS

Net Interest Income

Taxable-equivalent net interest income for the first quarter of 2002 was $328.3 million, an increase of $8.0 million from $320.3 million for the first quarter of 2001. The net interest margin (taxable-equivalent net interest income as a percentage of average earning assets) for the first quarter of 2002 was 4.53%, which compares to 4.05% for the first quarter of 2001. The net interest spread was 4.02% for the first quarter of 2002, an increase from 3.34% for the first quarter of 2001.

Focused management initiatives and a favorable interest rate environment drove the increase in net interest income in the first quarter of 2002 compared to the same period in 2001. The key business drivers supporting growth in net interest income and improved net interest margin included:

    Targeted promotions driving core deposit growth of 5.4% over first quarter 2001
    Sale or reduction during 2001 of low return assets, including investment securities and selected loan products
    Focus on relationship pricing
    Sale during 2001 of under-performing branches with higher-rate deposit balances
    Elimination of high-cost brokered deposits
    Significant reduction in wholesale funding

This improvement was accomplished while reducing the level of earnings at risk to changes in market interest rates from 7.6% of net income at March 31, 2001 to less than 1.0% of net income at March 31, 2002.

Reference is made to Union Planters' average balance sheet and analysis of volume and rate changes, which follows this discussion, for additional information regarding the changes in net interest income.

Interest Income

The following table presents a breakdown of average earning assets:

	Three Months Ended
	March 31,		December 31,
	2002	2001	2001
	(Dollars in billions)
Average earning assets	$29.4	$32.1	$30.2
Comprised of:
Loans	83%	78%	83%
Investment securities	15	21	16
Other earning assets	2	1	1
____________________

Fully taxable-equivalent yield on average earning assets	6.85%	8.31%	7.08%

Taxable-equivalent interest income decreased $161.6 million for the first quarter of 2002 compared to the same period in 2001. A decrease in the average yield on earning assets from 8.31% to 6.85% accounted for $111.7 million of the decline. Average earning assets, primarily loans, decreased 8.47%, which accounted for $49.9 million of the decrease in interest income.

The decline in average yield is related to the lower interest rate environment, which impacted both interest income and interest expense.

Reference is made to the Market Risk and Asset/Liability Management section for a discussion on interest rate risk management activities.

Interest Expense

The following table presents a breakdown of average interest-bearing liabilities:

	Three Months Ended
	March 31,		December 31,
	2002	2001	2001
	(Dollars in billions)
Average interest-bearing liabilities	$24.1	$27.5	$24.8
Comprised of:
Deposits	80%	70%	74%
Short-term borrowings	9	22	16
FHLB advances and long-term debt	11	8	10
____________________

Rate paid on average interest-bearing liabilities	2.83%	4.97%	4.19%

Interest expense decreased $169.6 million in the first quarter of 2002 compared to the same quarter last year. The decrease was driven by a decrease in average rate paid for interest-bearing liabilities from 4.97% to 2.83%, which accounted for $130.2 million of the decrease. Additionally, a 12.6% decrease in the average interest-bearing liabilities accounted for $39.4 million of the decrease.

The decrease in average interest-bearing liabilities for the first quarter of 2002 compared to the same period in 2001 was attributable to decreases in short-term borrowings as a result of the aforementioned sale of certain loans and investment securities and increase in deposit balances.

Reference is made to the Market Risk and Asset/Liability Management section for a discussion on interest rate risk management activities.

Provision for Losses on Loans

The provision for losses on loans for the first quarter of 2002 was $45.0 million, or .75% of average loans on an annualized basis. This compares to $25.3 million, or .41% of average loans, for the first quarter of 2001. The higher provision for losses on loans in the first quarter of 2002 is attributable to current economic conditions and the resulting increase in nonperforming loans. Reference is made to the "Allowance for Losses on Loans" and "Nonperforming Loans" discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

Noninterest Income

Noninterest income for the first quarter of 2002 was $175.4 million, an increase of $10.5 million, or 6.3%, from the first quarter of 2001. Growth of noninterest income continues to be one of management's priorities and is attributable to successful efforts in several areas. Noninterest income as a percentage of total revenues decreased to 34.0% in the first quarter of 2002, compared to 34.7% for the same quarter last year. The major components of noninterest income are presented in Note 8 to the unaudited interim consolidated financial statements. Changes in the component of noninterest income include:

Service charges on deposit accounts. These fees decreased 2.1% to $52.3 million for the first quarter of 2002 compared to the same period in 2001 due to a decrease in transaction volume.

Mortgage banking revenues. These revenues increased $8.0 million in the first quarter of 2002 compared to the same period in 2001 due to increased loan origination volume and related fees from mortgage origination and servicing activites.

Merchant servicing income. These revenues were primarily fees earned for the conversion of payments received by merchants into cash, from customers using credit cards, debit cards, purchase cards and private label cards. In the fourth quarter of 2001, Union Planters sold the majority of this nonstrategic business and entered into a long-term marketing agreement with the buyer. Consequently, revenue for the first quarter of 2002 was $.8 million compared to $9.6 million for the first quarter of 2001.

Factoring commissions and fees. Capital Factors, a subsidiary of Union Planters, purchases accounts receivable from clients and earns commissions and other fees in return for services rendered to those clients including credit protection, collection and management information services. Commissions and fees earned were $9.0 million for the first quarter 2002 compared to $9.2 million for the same period last year.

Investment securities gains. These gains increased to $9.2 million in the first quarter of 2002 compared to $25,000 in the first quarter of 2001 as a result of the sale of small denomination municipal and other securities. These sales were part of the Company's continued efforts to reposition the balance sheet.

Other noninterest income.

    Small Business Administration loan trading revenues decreased $1.4 million to $1.3 million for the first quarter of 2002 compared to the first quarter of 2001 due to a decrease in transaction volume.
    Net revenues of Strategic Outsourcing, Inc., a wholly-owned subsidiary, were $5.5 million for the first quarter of 2002 compared to $6.0 million for the same period last year.
    Earnings from VSIBG, an equity investee, were $1.4 million for the first quarter of 2002 compared with $1.3 million for the first quarter of 2001.
    Gains on sales of branches were $1.5 million for the first quarter 2002 arising from the Company's sale of certain underperforming branches. There were no branch sales during the first quarter of 2001.
    Bank card fees increased $1.1 million to $8.0 million for the first quarter of 2002 compared to the first quarter of 2001 due to the repricing of bank card products and services.
    Revenue from investments and insurance sales and trust services increased $.7 million to $19.5 million for the first quarter of 2002 compared to the first quarter of 2001.

Noninterest Expense

Noninterest expense for the first quarter of 2002 was $268.1 million compared to $289.7 million for the first quarter of 2001. The major components of noninterest expense are presented on the consolidated statement of earnings and in Note 8 to the unaudited interim consolidated financial statements. This reduction was achieved through the implementation of the following strategic initiatives:

    Reduction of full-time equivalent employees by 7.9%
    Negotiation of lower rates on communications, couriers and office supplies
    Sale of over 100 branches
    Sale of non-strategic merchant services portfolio, which reduced noninterest expense by $8.2 million

Noninterest expenses included in the results of the first quarter of 2002, which management considers significant, are expenses associated with UPExcel initiatives (discussed below) of $3.8 million, $4.3 million in amortization and impairment of mortgage servicing rights and $1.4 million in other items. Significant noninterest expenses included in the results of the first quarter of 2001 are $10.3 million in amortization and impairment of mortgage servicing rights and $.4 million in other items.

Changes in the components of noninterest expense include:

Salaries and employee benefits. These expenses represent the largest category of noninterest expenses and were $132.8 million for the first quarter of 2002, a slight increase from $132.3 million for the first quarter of 2001. At March 31, 2002, Union Planters had 11,608 full-time equivalent employees, compared to 12,608 at March 31, 2001.

Occupancy and equipment expense. Net occupancy and equipment expense was $47.0 million for the first quarter of 2002 compared to $47.9 million for the first quarter of 2001.

Goodwill and other intangibles amortization. These expenses decreased $8.7 million from the first quarter of 2001, $8.2 million of which was due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinued the amortization of goodwill for most acquisitions.

Mortgage servicing rights amortization and impairment. This expense decreased $6.0 million for the first quarter of 2002 compared to the same period in 2001, primarily due to a more stable interest rate environment, which resulted in a decrease in prepayment speeds.

Other miscellaneous expenses. Credit related expense, which represents expenses related to loan origination, increased $6.8 million for the first quarter of 2002 compared to the first quarter of 2001 due to increased mortgage loan production.

UPExcel project expense. Expenses related to this initiative, which is a comprehensive "grass roots" self-improvement project that is designed to enhance client service, identify opportunities for new revenue generation and expense savings and result in more efficient and more profitable operations, were $3.8 million for the first quarter 2002. There were no related expenses in the first quarter of 2001.

Income taxes. The Company initiated certain transactions that resulted in an effective tax rate of 30.94% during the first quarter of 2002 compared to 33.92% in the first quarter of 2001. These transactions are designed to enhance the Company's ability to raise Tier I capital and also have the added benefit of reducing both Federal and state tax expense.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES

	2002			2001
	Average Balance	Interest Income/ Expense	FTE Yield/ Rate	Average Balance	Interest Income/ Expense	FTE Yield/ Rate
Assets
Interest-bearing deposits at financial institutions	$ 60,188	$ 576	3.88%	$ 33,320	$ 487	5.93%
Federal funds sold and securities
purchased under agreements to resell	163,739	698	1.73	34,799	519	6.05
Trading account assets	229,104	2,278	4.03	206,574	4,237	8.32
Investment securities (1), (2)
Taxable securities	3,536,217	55,041	6.31	5,450,605	88,685	6.60
Tax-exempt securities	1,013,687	20,065	8.03	1,183,380	22,958	7.87
Total investment securities	4,549,904	75,106	6.69	6,633,985	111,643	6.83

Loans, net of unearned income (1), (3), (4)	24,383,332	417,469	6.94	25,195,199	540,797	8.70
Total earning assets (1), (2), (3), (4)	29,386,267	496,127	6.85	32,103,877	657,683	8.31
Cash and due from banks	879,383			793,520
Premises and equipment	556,288			602,916
Allowance for losses on loans	(341,518)			(338,675)
Goodwill and other intangibles	922,980			962,693
Other assets	1,022,744			979,492
Total assets	$32,426,144			$35,103,823

Liabilities and shareholders' equity
Money market accounts	$ 5,790,702	26,334	1.84%	$ 3,945,402	42,477	4.37%
Interest-bearing checking	3,338,516	9,111	1.11	3,149,582	11,433	1.47
Savings deposits	1,348,342	3,886	1.17	1,350,986	4,877	1.46
Certificates of deposit of $100,000 and over	1,633,504	15,055	3.74	2,263,341	34,783	6.23
Other time deposits	7,086,986	67,264	3.85	8,514,807	123,531	5.88
Short-term borrowings
Federal funds purchased and securities sold under
agreements to repurchase	2,092,552	7,642	1.48	3,843,865	50,730	5.35
Other	60,122	261	1.76	2,121,701	31,134	5.95
Long-term debt
Federal Home Loan Bank advances	1,461,060	15,422	4.28	1,336,153	19,595	5.95
Subordinated capital notes	974,037	17,556	7.31	657,925	11,234	6.92
Medium-term senior notes	-	-		60,000	1,025	6.93
Trust Preferred Securities	199,120	4,128	8.41	199,084	4,128	8.41
Other	101,210	1,171	4.69	103,212	2,444	9.60
Total interest-bearing liabilities	24,086,151	167,830	2.83	27,546,058	337,391	4.97
Noninterest-bearing demand deposits	4,417,321	-		3,890,023	-
Total sources of funds	28,503,472	167,830		31,436,081	337,391
Other liabilities	703,860			691,137
Shareholders' equity
Preferred stock	14,351			19,532
Common equity	3,204,461			2,957,073
Total shareholders' equity	3,218,812			2,976,605
Total liabilities and shareholders' equity	$32,426,144			$35,103,823
Net interest income (1)		$328,297			$320,292
Net interest rate spread (1)			4.02%			3.34%
Net interest margin (1)			4.53%			4.05%

Taxable-equivalent adjustments
Loans		$1,284			$1,670
Investment securities		6,920			7,596
Total		$8,204			$9,266

______________________
  Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
  Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.
  Includes loan fees in both interest income and the calculation of the yield on income.
  Includes loans on nonaccrual status.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

ANALYSIS OF VOLUME AND RATE CHANGES

	Three months ended March 31, 2001 vs. 2002
	Increase (Decrease)
	Due to Change in: (1)		Total
	Average	Average	Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest income
Interest-bearing deposits at financial institutions	$299	$(209)	$90
Federal funds sold and securities purchased under agreements to resell	773	(593)	180
Trading account assets	420	(2,379)	(1,959)
Investment securities (FTE)	(34,440)	(2,096)	(36,536)
Loans, net of unearned income (FTE)	(16,942)	(106,386)	(123,328)
Total interest income (FTE)	(49,890)	(111,663)	(161,553)

Interest expense
Money market accounts	14,733	(30,876)	(16,143)
Interest-bearing checking	653	(2,975)	(2,322)
Savings deposits	(10)	(981)	(991)
Certificates of deposit of $100,000 and over	(8,090)	(11,638)	(19,728)
Other time deposits	(18,375)	(37,892)	(56,267)
Short-term borrowings	(34,465)	(39,496)	(73,961)
Long-term debt	6,178	(6,327)	(149)
Total interest expense	(39,376)	(130,185)	(169,561)
Change in net interest income (FTE)	$ (10,514)	$18,522	$8,008
Percentage decrease in net interest income (FTE) over prior period			2.50%

FTE = Fully taxable-equivalent basis

  The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

FINANCIAL CONDITION

Union Planters' total assets were $32.1 billion at March 31, 2002, compared to $35.4 billion at March 31, 2001 and $33.2 billion at December 31, 2001. Average assets were $32.4 billion for the first quarter of 2002 compared to $35.1 billion for the first quarter of 2001. The decrease is primarily due to a decrease in average earning assets, which were $29.4 billion at March 31, 2002 compared to $30.2 billion for the fourth quarter of 2001 and $32.1 billion for the first quarter or 2001.

Investment Securities

Union Planters' investment securities portfolio of $4.8 billion at March 31, 2002 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $6.5 billion and $4.8 billion at March 31, 2001 and December 31, 2001, respectively. The decrease in investment securities is consistent with management's strategy of reducing the proportion of investment securities to total earning assets.

At March 31, 2002, these securities had net unrealized gains of $72.3 million (before income taxes). This compares to net unrealized gains of $90.2 million and $86.4 million, respectively, at March 31, 2001 and December 31, 2001. Reference is made to Note 3 to the unaudited interim consolidated financial statements, which provides the composition of the investment portfolio at March 31, 2002 and December 31, 2001.

U.S. Treasury and U.S. Government agency obligations represented approximately 55.2% of the investment securities portfolio at March 31, 2002, (47.7% of which were Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues). Union Planters has some credit risk in the investment portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the "Net Interest Income" and "Asset/Liability and Market Risk Management" discussions for information regarding the market-risk in the investment securities portfolio.

The limited credit risk in the investment securities portfolio at March 31, 2002 consisted of 21.5% investment grade CMOs, 17.1% municipal obligations and 6.1% other stocks and securities (primarily Federal Reserve Bank and FHLB stock).

Loans

Loans, net of unearned income, at March 31, 2002 were $23.0 billion compared to $24.6 billion and $23.2 billion at March 31, 2001 and December 31, 2001, respectively. Average loans for the first quarter of 2002 were $24.4 billion compared to $25.2 billion for the first quarter of 2001 and $25.1 billion for the fourth quarter of 2001. Note 4 to the unaudited interim consolidated financial statements presents the composition of the loan portfolio.

Average loans, excluding FHA/VA loans, were $24.2 billion for the first quarter of 2002, compared to $24.9 billion for the same quarter in 2001 and compared to $24.8 billion for the fourth quarter of 2001. The sale and securitization of loans, sales of branches and the targeted runoff of low return loan products during 2001 impacted average loans for the first quarter of 2002. Excluding the impact of these items, average loans increased 4.0% during the first quarter of 2001 compared to the same quarter last year. The increase was driven by 12.6% growth in other mortgage loans and 7.4% growth in residential real estate loans.

Allowance for Losses on Loans

Union Planters maintains the allowance for losses on loans (the allowance) at a level deemed sufficient to absorb probable losses in the loan portfolio at the balance sheet date. The allowance is reviewed quarterly to assess the risk in the portfolio. This methodology includes assigning loss factors to loans with similar characteristics for which estimates of inherent probable loss can be assessed. The loss factors are based on historical experience as adjusted for current business and economic conditions and are applied to the respective portfolios to assist in determination of the overall adequacy of the allowance.

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

The following table provides a reconciliation of the allowance at the dates indicated and certain key ratios for the three-month periods ended March 31, 2002 and 2001 and for the year ended December 31, 2001:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Balance at the beginning of period	$ 341,930	$335,452	$335,452
Loans charged off
Commercial, financial and agricultural	17,867	10,746	72,294
Foreign	-	22	819
Accounts receivable - factoring	-	3,704	-
Real estate - construction	1,614	879	2,667
Real estate - mortgage
Secured by 1-4 family residential	8,980	4,255	51,422
Non-farm, nonresidential properties	2,335	2,415	9,034
Multifamily	57	33	471
Secured by farmland	94	198	968
Home equity	771	347	1,472
Consumer	12,548	13,451	52,449
Credit cards and related plans	-	-	363
Direct lease financing	1	64	586
Total charge-offs	44,267	36,114	192,545

Recoveries on loans previously charged off
Commercial, financial and agricultural	2,145	3,105	18,230
Foreign	116	430	531
Accounts receivable - factoring	-	892	-
Real estate - construction	146	317	721
Real estate - mortgage
Secured by 1-4 family residential	520	680	19,287
Non-farm, nonresidential properties	295	1,571	2,652
Multifamily	10	23	91
Secured by farmland	50	61	258
Home equity	79	50	326
Consumer	5,433	6,385	22,403
Credit cards and related plans	-	-	254
Direct lease financing	4	-	109
Total recoveries	8,798	13,514	64,862

Net charge-offs	(35,469)	(22,600)	(127,683)
Provision charged to expense	44,991	25,300	131,963
Decrease due to loan sales	-	(1,767)	(3,555)
Increase due to acquisitions	-	5,753	5,753
Balance at end of period	$351,452	$342,138	$341,930

Total loans, net of unearned income, at end of period	$23,046,356	$24,597,971	$23,163,040
Less: FHA/VA government insured/guaranteed loans	131,885	303,177	133,751

Loans used to calculate ratios	$22,914,471	$24,294,794	$23,029,289

Average total loans, net of unearned income, during period	$24,383,332	$25,195,199	$25,361,201
Less: Average FHA/VA government-insured/guaranteed loans	137,066	290,423	252,924

Average loans used to calculate ratios	$24,246,266	$24,904,776	$25,108,277

Ratios (1):
Allowance at end of period/loans, net of unearned income	1.53%	1.41%	1.48%
Net charge-offs/average loans, net of unearned income (2)	.59	.37	.51
Provision/average loans, net of unearned income (2)	.75	.41	.53

____________________

(1)Ratio calculations exclude FHA/VA government-insured/guaranteed loans (FHA/VA loans), since they represent minimal credit risk.

(2)Annualized amounts for March 31, 2002 and 2001.

The allowance at March 31, 2002 was $351.5 million, an increase of $9.6 million from December 31, 2001. The allowance at March 31, 2001 was $342.1 million. The increase in the allowance from December 31, 2001 related to the provision for losses on loans exceeding net charge-offs in the first quarter. Annualized net charge-offs as a percentage of average loans were .59% for the first quarter of 2002, an increase over the first quarter of 2001 and up slightly from the level for the year of 2001. Moderate increases in nonperforming assets are anticipated over the next several quarters until economic conditions improve, while net charge-offs are expected to remain in line with the first quarter of 2002. UPC's loan portfolio is diversified and well secured, and management expects losses to remain at their current manageable level. This is a forward-looking statement and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Nonperforming Assets

Nonaccrual, Restructured, and Past Due Loans and Foreclosed Properties

	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Nonaccrual loans	$271,925	$174,027	$234,405
Restructured loans	2,892	1,401	868
Total nonperforming loans	274,817	175,428	235,273

Foreclosed properties
Other real estate owned, net	60,502	54,819	65,661
Other foreclosed property	898	2,016	1,128
Total foreclosed properties	61,400	56,835	66,789

Total nonperforming assets	$336,217	$232,263	$302,062

Loans past due 90 days or more and still accruing interest, other than FHA/VA	$187,630	$109,705	$173,092

FHA/VA government-insured/guaranteed loans
Loans past due 90 days or more and still accruing interest	$38,941	$129,776	$47,612
Nonaccrual loans	1,824	3,216	1,872

Ratios (1):
Nonperforming loans/loans, net of unearned income	1.20%	.72%	1.01%
Nonperforming assets/loans, net of unearned income plus foreclosed properties	1.46	.95	1.30
Allowance for losses on loans/nonperforming loans	128	195	145
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	.82	.45	.74

____________________

(1)FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

	Nonaccrual Loans (1)			Loans Past Due 90 Days or More (1)
	March 31,		December 31,	March 31,		December 31,
	2002	2001	2001	2002	2001	2001
	(Dollars in thousands)
Loan Type
Commercial, financial and agricultural	$109,779	$66,031	$81,881	$25,570	$13,296	$21,552
Foreign	30	960	30	-	30	-
Real estate - construction	30,922	10,891	21,046	2,314	3,407	7,981
Real estate - mortgage
Secured by 1-4 family residential	45,362	49,747	45,710	130,606	73,411	120,584
Non-farm, nonresidential properties	57,270	34,993	59,752	16,831	8,737	9,508
Multifamily (5 or more) residential	17,437	2,662	18,008	4,314	1,398	3,459
Secured by farmland	4,141	3,657	4,264	640	2,355	556
Home equity	3,871	3,265	1,659	1,799	867	3,644
Consumer	3,080	1,806	2,030	4,889	4,898	5,682
Direct lease financing	33	15	25	667	1,306	126
Total	$271,925	$174,027	$234,405	$187,630	$109,705	$173,092

____________________

(1)See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

Loans Other than FHA/VA Loans. As shown in the table above, nonperforming assets increased $34.2 million over year-end and $104.0 million over March 31, 2001. A general increase in all categories of nonperforming assets was experienced during the first quarter. The largest increase related to commercial, financial and agricultural loans. This trend is expected to continue in the second quarter unless economic conditions improve. Management believes the risk of losses in nonperforming assets will be mitigated by the diversity of the loan portfolio and the conservative underwriting practices across the banking franchise. These are forward-looking statements and actual results could differ because of several factors, including those mentioned in the Cautionary Statements Regarding Forward-Looking Information at the beginning of this discussion.

Loans past due 90 days or more and still accruing interest totaled $187.6 million, or .82% of loans, at March 31, 2002 compared to $173.1 million, or .74% and $109.7 million, or .45% of loans, at December 31, 2001 and March 31, 2001, respectively. The preceding table details the composition of these loans. As discussed above, the increase in these loans related primarily to current economic conditions.

FHA/VA Loans. FHA/VA government-insured/guaranteed loans do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio, and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $38.9 million at March 31, 2002 which compares to $47.6 million and $129.8 million at December 31, 2001 and March 31, 2001, respectively. The decrease in past due loans relates to a decline in the overall volume of these loans. At March 31, 2002, December 31, 2001 and March 31, 2001, $1.8 million, $1.9 million and $3.2 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

FHA/VA Foreclosure Claims

Provisions for losses related to FHA/VA claims are provided through noninterest expense as provisions for losses on FHA/VA foreclosure claims and the corresponding liability is carried in other liabilities. At March 31, 2002, the Company had a reserve for FHA/VA claims losses of $3.0 million, compared to $3.7 million and $8.1 million at December 31, 2001 and March 31, 2001, respectively.

Potential Problem Assets

Potential problem assets consist of assets which are generally secured and are not currently considered nonperforming. They include those assets where reliable information about possible credit problems has raised serious doubts as to the ability of the borrowers to comply with present repayment terms. Historically, such assets have been loans, which have ultimately become nonperforming. At March 31, 2002, Union Planters had potential problem assets of $70.0 million, composed of 22 loans, the largest being $10.9 million. This compares to $75.3 million, or 16 loans, at December 31, 2001 and $66.7 million, or 15 loans, at March 31, 2001.

Deposits

Union Planters' core deposit base is its most important and stable funding source and consists of deposits from the communities served by Union Planters. A summary of deposits is as follows:

	Average Deposits
	Three Months Ended
	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Noninterest-bearing demand	$4,417,321	$3,890,023	$4,419,837
Money market	5,790,702	3,945,402	5,428,655
Interest-bearing checking	3,338,516	3,149,582	3,174,369
Savings	1,348,342	1,350,986	1,312,520
Other time	7,086,986	8,514,807	7,386,622
Total average core deposits	21,981,867	20,850,800	21,722,003
Certificates of deposit of $100,000 and over	1,633,504	2,263,341	1,705,737
Total average deposits	$23,615,371	$23,114,141	$23,427,740

Average deposits were $23.6 billion for the first quarter of 2002, compared to $23.4 billion for the fourth quarter of 2001 and $23.1 billion for the first quarter of 2001. The average for the first quarter of 2002 was affected by sales of branches during 2001 with $1 billion in deposits. The upward trend in deposit levels is due primarily to growth of core deposit products, including demand deposit accounts, interest bearing checking and money market accounts. Core deposit growth was driven by management focus on improving the competitiveness of the product offering and the recent trends in investor preference for the safety of bank deposits over other investment alternatives. Management is continuing to monitor deposit pricing in all the markets it serves to ensure competitive levels.

Shareholders' Equity

Union Planters' total shareholders' equity increased by $9.1 million from December 31, 2001 to $3.2 billion at March 31, 2002. The major items affecting shareholders' equity are as follows:

    $ 57.0 million increase due to retained net earnings (net earnings less dividends paid).
    $ 8.0 million increase due to common stock issued for employee benefit plans.
    $ 47.0 million decrease due to shares purchased (2.2 million shares purchased).
    $ 8.8 million decrease due to the net change in the unrealized gain or loss on available for sale investment securities.

On February 17, 2000, the Board of Directors authorized the purchase from time to time of up to an additional 7.1 million shares. As of March 31, 2002, 1.6 million shares had been purchased under this plan. In the first quarter of 2001, management announced the intent to purchase shares up to the number of shares issued in the Jefferson Heritage acquisition. As of March 31, 2002, 3.3 million of the 4.4 million shares issued in the acquisition have been purchased.

Capital Adequacy

The following table presents capital adequacy information for Union Planters:

	March 31,		December 31,
	2002	2001	2001
Capital Adequacy Data
Total shareholders' equity/total assets (at period-end)	10.08%	8.72%	9.71%
Average shareholders' equity/average total assets	9.93	8.48	9.06
Tier 1 capital/unweighted average assets (leverage ratio) (1)	7.85	6.61	7.56

   ____________________

  Based on period-end capital and quarterly adjusted average assets.

The following table presents Union Planters' risk-based capital and capital adequacy ratios. Union Planters' regulatory capital ratios qualify Union Planters for the "well-capitalized" regulatory classification.

Union Planters Corporation

Risk-Based Capital

	March 31,		December 31,
	2002	2001	2001
	(Dollars in thousands)
Tier 1 capital
Shareholders' equity	$3,232,817	$3,088,107	$3,223,741
Trust Preferred Securities and minority interest in consolidated subsidiaries	199,124	203,777	199,115
Less: Goodwill and other intangibles	(917,922)	(978,636)	(926,012)
Disallowed deferred tax asset	(324)	(476)	(347)
Unrealized gain on available for sale securities	(45,809)	(56,881)	(54,564)
Other	-	(278)	(2,286)
Total Tier 1 capital	2,467,886	2,255,613	2,439,647
Tier 2 capital
Allowance for losses on loans	312,618	329,851	312,757
Qualifying long-term debt	874,588	909,459	874,603
Other adjustments	799	-	727
Total capital before deductions	3,655,891	3,494,923	3,630,020
Less investment in unconsolidated subsidiaries	(10,749)	(9,786)	(10,679)
Total capital	$3,645,142	$3,485,137	$3,627,734

Risk-weighted assets	$24,970,639	$26,375,798	$25,020,556

Ratios as a percent of end of period risk-weighted assets
Tier 1 capital	9.88%	8.55%	9.75%
Total capital	14.60	13.21	14.46

Union Planters Bank, National Association

Risk-Based Capital

	March 31,		December 31,
	2002	2001	2001
	(Dollars in millions)

Tier 1 capital	$2,325	$2,057	$2,259
Total capital	2,920	2,664	2,854
Risk-weighted assets	24,417	25,241	24,406
Ratios
Leverage	7.61%	6.25%	7.24%
Tier 1 risk-based capital	9.52	8.15	9.26
Total risk-based capital	11.96	10.55	11.70

Liquidity

Union Planters requires liquidity sufficient to meet cash requirements for deposit withdrawals, to make new loans and satisfy loan commitments, to take advantage of attractive investment opportunities and to repay borrowings at maturity. Deposits, available for sale securities and money market investments are Union Planters' primary sources of liquidity. Liquidity is also achieved through short-term borrowings, borrowings under available lines of credit and issuance of securities and debt instruments in the financial markets. Union Planters believes it has adequate liquidity to meet its operating requirements.

Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries and interest on its available for sale investment securities portfolio. At March 31, 2002, the parent company had cash and cash equivalents totaling $452.8 million, which compares to $518.4 million and $585.0 million, respectively, at December 31, 2001 and March 31, 2001. Net working capital (total assets maturing within one year less similar liabilities) was $455.5 million, which compares to $502.0 million and $579.3 million, respectively, at December 31, 2001 and March 31, 2001.

At April 1, 2002, the parent company could have received dividends from subsidiaries of $359.0 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries will be dependent on the future earnings and growth of the subsidiaries. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Union Planters' assets and liabilities are principally financial in nature, and the resulting earnings, primarily net interest income, are subject to change as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect pricing decisions on assets and liabilities, and the resulting net interest income represented approximately 66% of Union Planters' revenues for the three months ended March 31, 2002. Consequently, a substantial part of Union Planters' risk-management activities are devoted to managing interest-rate risk. Currently, Union Planters does not have any significant risks related to foreign exchange, commodities or equity risk.

Since one of the most important aspects of management's efforts to sustain long-term profitability for Union Planters is the management of interest-rate risk, management's goal is to optimize net interest income within acceptable levels of interest-rate and liquidity risk. To achieve this goal, a proper balance must be maintained between assets and liabilities with respect to size, maturity, repricing date, rate of return and degree of risk. Reference is made to the Investment Securities, Loans and Other Earning Assets discussions for additional information regarding the risks related to these items.

Union Planters' Asset/Liability Management Committee (the ALCO Committee) oversees the management of interest-rate risk, investments, capital and liquidity management activities. The ALCO Committee meets monthly and reviews the outlook for the economy and interest rates, Union Planters' balance sheet structure, yields on earning assets and rates on interest-bearing liabilities, and the impact of anticipated business activities on these items. The primary methods of analyzing and managing interest-rate risk at Union Planters are repricing gap (the difference between assets and liabilities that are repricing within a specified time) and simulation analysis (projecting net interest income under various interest rate and balance sheet assumptions).

Gap analysis is used to monitor the amounts and timing of balances exposed to changes in interest rates, as shown in the following table. The analysis has been made at a point in time and could change significantly on a daily basis. At March 31, 2002, the cumulative one-year gap was 3% of Union Planters' total assets, with $1 billion more assets repricing than liabilities. This position compares to a December 31, 2001 cumulative one-year gap of 1% of total assets, with $276 million more assets repricing than liabilities.

Since December 31, 2001, the one-year cumulative GAP change to a more asset sensitive position has occurred primarily due to the retirement of short-term borrowings and from longer term certificate of deposit promotions.

Interest-rate risk is evaluated by conducting balance sheet simulations to project net interest income for twelve months forward under various interest-rate scenarios. Each of these scenarios is compared with a base case scenario wherein current market rates and current period balances are held constant for the simulation period.

The scenarios include immediate "shocks" to current rates of 200 basis points up and down and a "most likely" scenario in which current rates are moved according to economic forecasts and management's expectations of changes in administered rates. At March 31, 2002, an additional scenario of 100 basis points down was run due to the unique interest-rate environment in which a 200 basis point decrease would drive many key market interest rates below zero, and, therefore, the risk assessment would not be meaningful.

The results of these simulations are compared to policy guidelines approved by the ALCO Committee, which limit the change in net interest income to 20% of net earnings when compared with the base case (flat) scenario.

At March 31, 2002, the 200 basis point immediate rise in interest rates produced a .31% ($1.6 million after-tax) increase in net earnings, which compared to a 2.8% ($12.4 million after-tax) decrease at December 31, 2001. The 100 basis point immediate fall in interest rates produced a 1.8% ($9.2 million after-tax) decrease in net earnings versus a 1% ($3.4 million after-tax) decrease at December 31, 2001. The "most likely" scenario (Federal Funds rate increasing 150 basis points over the next twelve months) at March 31, 2002 produced an approximate 2.3% ($11.6 million after-tax) increase in net earnings. At December 31, 2001, the "most likely" scenario (Federal Funds rate increasing 175 basis points over the last eight months of 2002) produced a 1.0% ($.85 million after-tax) decrease at the end of 2001.

The key assumptions used in simulation analysis include the following:

    Prepayment rates on mortgage-related assets and fixed rate loans
    Cash flows and repricings of all financial instruments
    Changes in volumes and pricing
    Future shapes of the yield curve
    Relationship of market interest rates to each other (basis risk)
    Credit spread
    Deposit sensitivity
    Management's financial plan

The assumptions are inherently uncertain, and, as a result, the simulation cannot precisely estimate net interest income nor predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest-rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions and management strategies.

Union Planters Corporation and Subsidiaries

Rate Sensitivity Analysis at March 31, 2002

	Interest-Sensitive Within (1) and (7)
	0-90	91-180	181-365	1-3	3-5	5-15	Over	Noninterest-
	Days	Days	Days	Years	Years	Years	15 Years	Bearing	Total
	(Dollars in millions)
Assets
Loans and leases (2),(3) and (4)	$ 9,702	$1,614	$2,605	$5,610	$2,344	$516	$26	$650	$23,067
Investment securities (5) and (6)	462	170	378	1,725	955	853	214	72	4,829
Other earning assets	1,557	-	-	-	-	-	-	-	1,557
Other assets	-	-	-	-	-	-	-	2,608	2,608
Total assets	$11,721	$1,784	$2,983	$7,335	$3,299	$1,369	$240	$3,330	$32,061

Sources of funds
Money market deposits (7) and (8)	$4,809	$-	$588	$588	$-	$-	$-	$-	$5,985
Savings and Interest bearing checking deposits (7) and (8)	1,569	-	-	1,569	-	1,616	-	-	4,754
Other time deposits	1,601	1,366	1,585	1,965	524	24	2	-	7,067
Certificates of deposit of $100,000 and over	515	255	310	384	122	-	-	-	1,586
Short-term borrowings	1,657	-	-	-	-	-	-	-	1,657
Federal Home Loan Bank advances	1,000	-	100	141	-	220	-	-	1,461
Other long-term debt	100	-	-	75	100	800	199	-	1,274
Noninterest-bearing deposits	-	-	-	-	-	-	-	4,369	4,369
Other liabilities	-	-	-	-	-	-	-	675	675
Shareholders' equity	-	-	-	-	-	-	-	3,233	3,233
Total sources of funds	$11,251	$1,621	$2,583	$4,722	$746	$2,660	$201	$8,277	$32,061

Interest rate sensitivity gap	$470	$163	$400	$2,613	$2,553	$(1,291)	$39	$(4,947)	-
Cumulative interest rate sensitivity gap (8)	470	633	1,033	3,646	6,199	4,908	4,947	-	-
Cumulative gap as a percentage of total assets (8)	1%	2%	3%	11%	19%	15%	15%	-	-
Policy	none	+/-15%	+/-10%	+/-5%	0 or positive	0 or positive	0 or positive

____________________

Management has made the following assumptions in presenting the above analysis:

(1)Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.

(2)Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.

(3)Fixed-rate mortgage loan maturities include estimates of principal prepayments using industry estimates of prepayment speeds for various coupon segments of the portfolio.

(4)Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.

(5)The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities calculated within a proprietary cash flow model.

(6)Securities are generally scheduled according to their call dates when valued at a premium to par.

(7)Money market deposits and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.

(8)If all money market, NOW and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been (12%), (12%) and (9%) for the 0-90 Days, 91-180 Days 181-365 Days, 6% for the 1-3 Years categories and positive 14%, 15% and 15%, respectively, for the 3-5 Years, 5-15 Years and over 15 Years categories at March 31, 2002.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Union Planters and/or its various subsidiaries are parties to certain pending or threatened civil actions, which are described in Item 3, Part I of the Union Planters 2001 10-K, in Note 20 to Union Planters' consolidated financial statements, in the Proxy and Annual Financial Disclosures. Various other legal proceedings pending against Union Planters and /or its subsidiaries have arisen in the ordinary course of business.

Based upon present information, including evaluations of certain actions by outside counsel, management believes that neither Union Planters' financial position, results of operations, nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no significant developments during the first quarter of 2002 in any of the pending or threatened actions that affected such opinion.

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K
  Exhibits:

  99 - PDF format copy of Union Planters Corporation first quarter 2002 Form 10-Q

  Reports on Form 8-K:

Date of Current Report	Subject
January 17, 2002	Press release announcing year ended December 31, 2001 net earnings, reported under Item 5.
April 18, 2002	Press release announcing first quarter 2002 net earnings, reported under Item 5.
April 19, 2002	Presentation materials containing information presented at the 2002 Annual Shareholders' meeting, reported under Item 9.
April 23, 2002	Press release, dated April 18, 2002, announcing stock split and dividend declaration, reported under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION PLANTERS CORPORATION
(Registrant)

Date:May 15, 2002

/s/ Jackson W. Moore
Jackson W. Moore
Chairman, President, Chief Executive Officer and Director

/s/ Bobby L. Doxey
Bobby L. Doxey
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer