Form 10-Q
period 2002-06-30
UNION PLANTERS CORP
filed 2002-08-12
CIK 100893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common stock $5 par value	199,932,332

UNION PLANTERS CORPORATION AND SUBSIDIARIES

Form 10-Q For the Three Months Ended June 30, 2002

INDEX

Page

PART I. FINANCIAL INFORMATION *

Item 1 - Financial Statements (unaudited) *

CONSOLIDATED BALANCE SHEET *

CONSOLIDATED STATEMENT OF EARNINGS *

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY *

CONSOLIDATED STATEMENT OF CASH FLOWS *

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS *

Note   1.  Principles of Accounting *

Note   2.  Acquisitions *

Note   3.  Investment Securities *

Note   4.  Loans *

Note   5.  Allowance for Losses on Loans *

Note   6.  Borrowings *

Note   7.  Shareholders' Equity *

Note   8.  Other Noninterest Income and Expense *

Note   9.  Income Taxes *

Note 10.  Earnings Per Share *

Note 11.  Mortgage Loan Servicing *

Note 12.  Intangible Assets *

Note 13.  Line of Business Reporting *

Note 14.  Contingent Liabilities *

Note 15.  Subsequent Event *

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations *

Item 3 - Quantitative and Qualitative Disclosures About Market Risk *

PART II - OTHER INFORMATION *

Item 1 - Legal Proceedings *

Item 2 - Changes in Securities *

Item 3 - Defaults Upon Senior Securities *

Item 4 - Submission of Matters to a Vote of Security Holders *

Item 5 - Other Information *

Item 6 - Exhibits and Reports on Form 8-K *

SIGNATURES *

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)
Assets
Cash and due from banks	$ 734,841	$ 841,117	$ 953,846
Interest-bearing deposits at financial institutions	148,029	39,360	54,351
Federal funds sold and securities purchased under agreements to resell	61,232	136,023	13,067
Trading account assets	258,438	218,277	263,315
Loans held for resale	1,056,180	1,316,493	1,862,637
Available for sale securities (amortized cost: $4,790,747, $5,194,729 and $4,694,248, respectively)	4,929,238	5,280,970	4,780,629
Loans	23,311,803	24,513,068	23,184,002
Less: Unearned income	(22,282)	(21,386)	(20,963)
Allowance for losses on loans	(353,566)	(342,868)	(341,930)
Net loans	22,935,955	24,148,814	22,821,109
Premises and equipment, net	549,701	596,781	556,686
Accrued interest receivable	215,128	279,594	245,847
FHA/VA claims receivable, net	34,162	74,063	55,813
Mortgage servicing rights, net	199,215	145,440	150,303
Goodwill, net	773,202	807,698	780,612
Other intangibles, net	136,822	159,786	146,695
Other assets	373,151	423,663	512,694
Total assets	$ 32,405,294	$ 34,468,079	$ 33,197,604

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$ 4,435,648	$ 4,201,071	$ 4,509,944
Certificates of deposit of $100,000 and over	1,540,370	2,125,325	1,602,117
Other interest-bearing	17,228,135	17,515,957	17,318,441
Total deposits	23,204,153	23,842,353	23,430,502
Short-term borrowings	2,487,237	4,003,707	3,076,679
Short- and medium-term senior notes	600,000	60,000	-
Federal Home Loan Bank advances	961,086	1,461,115	1,461,190
Other long-term debt	1,265,511	1,276,006	1,275,509
Accrued interest, expenses and taxes	266,443	342,921	282,211
Other liabilities	373,977	354,095	447,772
Total liabilities	29,158,407	31,340,197	29,973,863

Commitments and contingent liabilities (Note 14)	-	-	-

Shareholders' equity
Convertible preferred stock	13,107	18,758	16,101
Common stock, $5 par value; 300,000,000 shares authorized; 202,799,858 issued and outstanding (205,606,380 at June 30, 2001 and 206,113,331 at December 31, 2001)	1,013,999	1,028,032	1,030,567
Additional paid-in capital	547,177	530,506	535,378
Retained earnings	1,603,507	1,510,749	1,600,153
Unearned compensation	(18,627)	(14,563)	(13,022)
Accumulated other comprehensive income	87,724	54,400	54,564
Total shareholders' equity	3,246,887	3,127,882	3,223,741
Total liabilities and shareholders' equity	$ 32,405,294	$ 34,468,079	$ 33,197,604

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$ 386,152	$ 502,596	$ 779,812	$ 1,031,693
Interest on investment securities
Taxable	61,360	71,282	116,401	159,967
Tax-exempt	10,121	15,089	23,266	30,451
Interest on deposits at financial institutions	397	650	973	1,137
Interest on federal funds sold and securities purchased under agreements to resell	351	484	1,049	1,003
Interest on trading account assets	2,343	4,410	4,621	8,646
Interest on loans held for resale	17,041	20,203	39,566	30,233
Total interest income	477,765	614,714	965,688	1,263,130

Interest expense
Interest on deposits	112,494	207,258	234,142	424,359
Interest on short-term borrowings	7,632	48,654	15,535	130,517
Interest on long-term debt	38,375	42,638	76,653	81,064
Total interest expense	158,501	298,550	326,330	635,940

Net interest income	319,264	316,164	639,358	627,190
Provision for losses on loans	44,911	28,900	89,901	54,200

Net interest income after provision for losses on loans	274,353	287,264	549,457	572,990

Noninterest income
Service charges on deposit accounts	56,585	56,291	108,878	109,707
Mortgage banking revenue	45,161	46,061	94,517	87,410
Merchant services income	9,647	11,303	10,450	20,962
Factoring commissions and fees	10,546	9,922	19,571	19,080
Trust service income	7,002	6,988	14,239	14,072
Profits and commissions from trading activities	1,262	2,169	2,576	4,887
Investment securities gains	2,800	8,330	12,036	8,354
Investments and insurance	14,756	11,994	27,007	23,655
Other income	34,866	34,114	68,724	63,958
Total noninterest income	182,625	187,172	357,998	352,085

Noninterest expense
Salaries and employee benefits	128,967	133,170	261,730	265,513
Net occupancy expense	25,837	25,948	51,745	51,715
Equipment expense	19,836	22,489	40,891	44,623
Goodwill amortization	3,652	12,129	7,304	24,095
Other intangibles amortization	4,124	4,244	8,216	8,728
Other expense	89,836	111,013	170,506	203,991
Total noninterest expense	272,252	308,993	540,392	598,665

Earnings before income taxes	184,726	165,443	367,063	326,410
Income taxes	57,155	56,118	113,569	110,718
Net earnings	$ 127,571	$ 109,325	$ 253,494	$ 215,692

Net earnings applicable to common shares	$ 127,400	$ 108,946	$ 252,999	$ 214,927

Earnings per common share
Basic	$ .63	$ .53	$ 1.24	$ 1.05
Diluted	.62	.53	1.22	1.04

Dividends per common share	.33	.33	.67	.67

Average common shares outstanding (in thousands)
Basic	203,252	205,482	204,344	205,193
Diluted	206,564	207,912	207,459	207,593

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance, December 31, 2001	$ 16,101	$ 1,030,567	$ 535,378	$ 1,600,153	$ (13,022)	$ 54,564	$ 3,223,741
Comprehensive income
Net earnings	-	-	-	253,494	-	-	253,494
Other comprehensive income, net of taxes
Net change in unrealized gain on available for sale securities	-	-	-	-	-	33,160	33,160
Total comprehensive income							286,654
Dividends
Common dividends	-	-	-	(136,383)	-	-	(136,383)
Preferred dividends - Series E	-	-	-	(495)	-	-	(495)
Common stock issued under employee benefit plans, net of exchanges	-	3,522	23,817	-	(6,423)	-	20,916
Amortization of restricted stock grants	-	-	-	-	818	-	818
Conversion of preferred stock	(2,994)	761	2,233	-	-	-	-
Cash paid for fractional shares associated with stock split	-	(5,629)	5,286	-	-	-	(343)
Common stock purchased and retired	-	(15,222)	(19,537)	(113,262)	-	-	(148,021)
Balance, June 30, 2002	$ 13,107	$ 1,013,999	$ 547,177	$ 1,603,507	$ (18,627)	$ 87,724	$ 3,246,887

	Before Tax	Tax	Net of Tax
Disclosure of reclassification amount:	Amount	Benefit/(Expense)	Amount
Change in the unrealized gain on available for sale securities arising during the period	$ 52,110	$ (18,950)	$ 33,160
Less: Reclassification for gains included in net earnings	(12,036)	4,602	(7,434)
Net change in the unrealized gain on available for sale securities	$ 40,074	$ (14,348)	$ 25,726

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2002	2001
	(Dollars in thousands)
Operating activities
Net earnings	$ 253,494	$ 215,692
Reconciliation of net earnings to net cash provided (used) by operating activities:
Provision for losses on loans	89,901	54,200
Depreciation and amortization of premises and equipment	33,018	39,430
Amortization of goodwill and other intangibles	15,520	32,823
Amortization and impairment of mortgage servicing rights, net	16,649	14,435
Net amortization of investment securities	3,812	1,287
Net realized gains on sales of investment securities	(12,036)	(8,354)
Gain on sale of residential mortgage loans	(24,603)	(10,993)
Gain on sale of branches	(2,328)	-
Deferred income tax (benefit) expense	(5,535)	2,331
Decrease (increase) in assets
Trading account assets and loans held for resale	835,937	(843,785)
Other assets	81,276	45,832
Net (decrease) increase in accrued interest, expenses, taxes and other liabilities	(58,804)	12,478
Other, net	844	2,894
Net cash provided (used) by operating activities	1,227,145	(441,730)

Investing activities
Net (increase) decrease in short-term investments	(93,678)	9,684
Proceeds from sales of available for sale securities	377,275	1,074,846
Proceeds from maturities, calls and prepayments of available for sale securities	556,779	748,477
Purchases of available for sale securities	(1,018,269)	(119,709)
Net (increase) decrease in loans	(210,603)	59,899
Net cash received from acquired institutions	-	61,970
Sale of residential real estate loans	-	683,841
Purchases of premises and equipment, net	(28,665)	(20,829)
Net cash (used) provided by investing activities	(417,161)	2,498,179

Financing activities
Net decrease in deposits	(89,799)	(147,665)
Net decrease in short-term borrowings	(589,442)	(2,091,749)
Proceeds from long-term debt	600,568	1,466,170
Repayment of long-term debt	(510,696)	(1,149,751)
Net cash paid for sales of branches	(127,089)	-
Proceeds from issuance of common stock	20,916	12,685
Cash paid for fractional shares relating to stock split	(343)	-
Purchase and retirement of common stock	(148,021)	(87,017)
Cash dividends paid	(136,918)	(136,684)
Net cash used by financing activities	(980,824)	(2,134,011)

Net decrease in cash and cash equivalents	(170,840)	(77,562)
Cash and cash equivalents at the beginning of the period	966,913	1,054,702
Cash and cash equivalents at the end of the period	$ 796,073	$ 977,140

Supplemental disclosures
Cash paid for
Interest	$ 345,454	$ 662,278
Income taxes	95,359	65,886
Unrealized gain on securities available for sale	138,491	86,241

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note   1.  Principles of Accounting

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, Union Planters or the Company) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except as noted below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Appendix C of Union Planters Corporation's Definitive Proxy Statement for the Annual Shareholders' Meeting held April 18, 2002 (the Definitive Proxy Statement including the 2001 Annual Financial Disclosures are referred to as the Proxy and Annual Financial Disclosures). Certain prior period amounts have been reclassified to conform with the 2002 financial reporting presentation.

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

In October 2001, the FASB issued interpretive guidance for SFAS No. 142 affirming that intangible assets acquired through the purchase of branches will continue to be amortized. This will result in the continued amortization of certain unidentified intangibles included in goodwill associated with branch purchases. During the three and six months ended June 30, 2002, this amortization expense was $3.7 million and $7.3 million, respectively. The FASB has undertaken a project to review this issue during 2002.

Union Planters adopted this standard on January 1, 2002. For the three and six months ended June 30, 2002, the net impact on the consolidated statement of earnings was an increase in net income of $8.0 million and $16.1 million, respectively. See Note 12 for further discussion.

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

On February 12, 2001, Union Planters acquired Jefferson Savings Bancorp, Inc. (Jefferson Savings) of Ballwin, Missouri, the parent of Jefferson Heritage Bank, a federal savings bank. Jefferson Savings had total assets of $1.6 billion, total loans of $1.3 billion and total deposits of $877 million at acquisition. Union Planters exchanged approximately 6.6 million shares of its common stock for all of the outstanding shares of Jefferson Savings. The acquisition was accounted for as a purchase. Goodwill and other intangibles resulting from the acquisition were $46.5 million.

Union Planters previously announced its intent to purchase common shares up to the number of shares issued in the transaction, and at June 30, 2002, all shares had been purchased and retired.

Note   3.  Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	June 30, 2002
	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government obligations
U.S. Treasury	$ 69,554	$ 1,513	$ -	$ 71,067
U.S. Government agencies
Collateralized mortgage obligations	1,918,140	59,580	7	1,977,713
Mortgage-backed	399,512	15,538	11	415,039
Other	172,602	6,441	28	179,015
Total U.S. Government obligations	2,559,808	83,072	46	2,642,834
Obligations of states and political subdivisions	781,383	27,005	418	807,970
Other stocks and securities	1,449,556	32,194	3,316	1,478,434
Total available for sale securities	$ 4,790,747	$ 142,271	$ 3,780	$ 4,929,238

	December 31, 2001
	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government obligations
U.S. Treasury	$ 78,414	$ 1,478	$ 156	$ 79,736
U.S. Government agencies
Collateralized mortgage obligations	1,699,771	34,352	1,480	1,732,643
Mortgage-backed	355,830	9,323	621	364,532
Other	324,361	9,421	95	333,687
Total U.S. Government obligations	2,458,376	54,574	2,352	2,510,598
Obligations of states and political subdivisions	1,084,757	24,065	4,049	1,104,773
Other stocks and securities	1,151,115	21,277	7,134	1,165,258
Total available for sale securities	$ 4,694,248	$ 99,916	$13,535	$ 4,780,629

Investment securities having a fair value of approximately $1.9 billion and $2.2 billion at June 30, 2002 and December 31, 2001, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances.

Included in available for sale investment securities is $268.7 million and $269.9 million of Federal Home Loan Bank and Federal Reserve Bank stock at June 30, 2002 and December 31, 2001, respectively, for which there is no readily determinable market value.

The following table presents the gross realized gains and losses on available for sale investment securities for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Dollars in thousands)

Realized gains	$ 2,800	$ 11,000	$ 12,225	$ 11,037
Realized losses	-	(2,670)	(189)	(2,683)

Note   4.  Loans

Loans are summarized by type as follows:

	June 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Commercial, financial and agricultural	$ 5,338,494	$ 5,502,846	$ 5,145,917
Foreign	324,302	478,239	397,737
Accounts receivable - factoring	701,895	636,756	640,312
Real estate - construction	2,248,047	2,292,038	2,190,854
Real estate - mortgage
Secured by 1-4 family residential	4,862,301	6,018,881	5,166,097
FHA/VA government-insured/guaranteed	126,958	298,239	133,751
Non-farm, nonresidential properties	4,926,978	4,567,255	4,821,293
Multifamily (5 or more) residential	841,253	779,638	846,259
Secured by farmland	484,446	438,121	462,676
Home equity	1,201,772	814,286	935,841
Consumer	2,162,755	2,577,144	2,338,560
Direct lease financing	92,602	109,625	104,705
Total loans	$ 23,311,803	$ 24,513,068	$ 23,184,002

Nonperforming loans are summarized as follows:

	June 30,	December 31,
	2002	2001
	(Dollars in thousands)

Nonaccrual loans	$ 269,496	$ 234,405
Restructured loans	562	868
Total nonperforming loans	$ 270,058	$ 235,273

FHA/VA government-insured/guaranteed
loans on nonaccrual status	$ 1,668	$ 1,872

Note   5.  Allowance for Losses on Loans

The changes in the allowance for losses on loans for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Dollars in thousands)

Beginning balance	$ 351,452	$ 342,138	$ 341,930	$ 335,452
Provision for losses on loans	44,911	28,900	89,901	54,200
Recoveries of loans previously charged off	9,151	11,210	17,949	24,724
Loans charged off	(51,948)	(38,531)	(96,214)	(74,645)
Increase due to acquisitions	-	-	-	5,753
Decrease due to sale of loans	-	(849)	-	(2,616)
Ending balance	$ 353,566	$ 342,868	$353,566	$ 342,868

Note   6.  Borrowings

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

Short-term borrowings are summarized as follows:

	June 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)
Balances at period-end
Short-term FHLB advances	$ -	$ 900,000	$ 400,000
Federal funds purchased	657,840	1,553,005	1,266,804
Securities sold under agreements to repurchase	1,826,982	1,548,717	1,408,134
Other short-term borrowings	2,415	1,985	1,741
Total short-term borrowings	$ 2,487,237	$ 4,003,707	$ 3,076,679

Federal funds purchased and securities sold under agreements to repurchase
Year-to-date daily average balance	$ 2,080,608	$ 3,635,715	$ 3,198,989
Weighted average interest rate	1.48%	4.83%	2.54%
Short-term FHLB advances
Year-to-date daily average balance	-	$ 1,581,215	$ 1,035,616
Weighted average interest rate	-	5.51%	4.93%

Short- and Medium-Term Senior Notes

Union Planters has a $5.0 billion senior and subordinated bank note program. Under the program, Union Planters Bank, N.A. (UPB) may issue senior bank notes with maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes with maturities more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes) and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At June 30, 2002, June 30, 2001 and December 31, 2001, there were no Subordinated Notes outstanding under this program. At June 30, 2002 and December 31, 2001, there were no Short-Term Senior Notes outstanding.

On June 7, 2002, UPB issued $600.0 million in Medium-Term Senior Notes. The notes carry an interest rate of 5.125% annually and mature in June 2007. A summary of the Medium-Term Senior Notes outstanding is as follows:

Medium-Term Senior Notes
	June 30, 2002	June 30, 2001	December 31, 2001
(Dollars in thousands)

Fixed-rate notes at period-end	$ 600,000	$ 60,000	$ -
Range of maturities	6/07	8/01 - 10/01	-

Federal Home Loan Bank Advances

Certain of Union Planters' banking and thrift subsidiaries had outstanding advances with original maturity dates of greater than one year from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the outstanding advances. At June 30, 2002, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

	June 30,		December 31,
	2002	2001	2001
(Dollars in thousands)

Balance at period-end	$ 961,086	$ 1,461,115	$ 1,461,190
Range of interest rates	1.75% - 6.92%	1.75% - 6.92%	1.75% - 6.92%
Range of maturities	2002 - 2021	2001 - 2021	2002 - 2021

Other Long-Term Debt

Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the Proxy and Annual Financial Disclosures for additional information regarding these borrowings.

	June 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)

8.20% Trust Preferred Securities	$ 199,133	$ 199,098	$ 199,115
6.25% Subordinated Notes due 2003	74,431	74,378	74,404
6.75% Subordinated Notes due 2005	99,803	99,743	99,773
7.75% Subordinated Notes due 2011	499,220	499,130	499,175
6.50% Putable/Callable Subordinated Notes due 2018	300,589	300,776	300,682
Variable-rate asset-backed certificates	91,667	100,000	100,000
Other long-term debt	668	2,881	2,360
Total other long-term debt	$ 1,265,511	$ 1,276,006	$ 1,275,509

Note   7.  Shareholders' Equity

Common Stock

During the second quarter, the Union Planters Corporation Board of Directors declared a three-for-two stock split, in the form of a 50% stock dividend, on the shares of Union Planters Corporation common stock. The additional shares were paid on June 6, 2002 to shareholders of record at the close of business on May 22, 2002. As a result of the stock split, 67.6 million shares were issued; cash in the amount of $.3 million was paid in lieu of fractional shares. All share and per share information has been adjusted for the impact of the split.

Preferred Stock

Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

	June 30,		December 31,
	2002	2001	2001
(Dollars in thousands)
Preferred stock, without par value, 10,000,000 shares authorized
Series E, 8% cumulative, convertible, preferred stock (stated at liquidation value of $25 per share) 524,289 shares issued and outstanding (750,324 at June 30, 2001 and 644,037 at December 31, 2001)	$ 13,107	$ 18,758	$ 16,101
Series F preferred stock
300,000 shares authorized, none issued	-	-	-
Total preferred stock	$ 13,107	$ 18,758	$ 16,101

Note   8.  Other Noninterest Income and Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Other noninterest income
Bankcard transaction fees	$ 10,088	$ 8,023	$ 18,101	$ 14,960
Professional employment services	7,247	6,076	12,701	12,122
Other real estate revenue	2,131	842	4,803	2,163
Letters of credit fees	2,236	2,191	4,189	3,932
Net gain on sales of branches/deposits and other assets	730	1,252	2,329	1,201
Earnings of equity method investments	1,215	1,925	2,570	3,267
Other income	11,219	13,805	24,031	26,313
Total other noninterest income	$ 34,866	$ 34,114	$ 68,724	$ 63,958

Other noninterest expense
Communications	$ 7,387	$ 9,017	$ 14,688	$ 17,403
Other contracted services	8,372	9,421	17,062	17,783
Postage and carrier	6,556	8,268	13,215	16,020
Advertising and promotion	6,257	9,248	13,510	15,833
Stationery and supplies	5,681	5,910	10,365	12,109
Merchant services expense	620	6,873	310	13,418
Other personnel services	3,869	3,540	7,692	6,466
Legal fees	3,290	3,078	6,358	5,503
Travel	2,770	3,066	4,635	5,723
Miscellaneous charge-offs	3,443	6,083	5,159	9,405
Federal Reserve fees	1,736	2,110	3,449	4,137
Taxes other than income	1,709	1,815	3,381	3,726
Accounting and auditing fees	1,481	1,205	3,358	2,855
Brokerage and clearing fees	1,470	2,082	2,943	4,180
Other real estate expense	2,629	1,657	3,641	3,102
FDIC insurance	1,055	1,151	2,089	2,260
Dues, subscriptions and contributions	1,389	834	3,510	2,037
Bank examiner fees	986	1,050	1,975	2,061
Insurance	1,257	922	2,244	1,824
Credit related expenses	9,876	5,760	19,713	8,816
Provision for losses on FHA/VA foreclosure claims	325	2,791	373	2,601
Interest loss adjustment - servicing	1,640	1,205	3,073	2,014
(Gain) loss on sale of fixed assets	(51)	132	(607)	715
UPExcel project expenses	1,323	8,034	5,171	8,034
Branch sale and closing expenses	(151)	783	1,576	783
Mortgage intangibles expense	12,317	4,145	16,649	14,435
Other noninterest expense	2,600	10,833	4,974	20,748
Total other noninterest expense	$ 89,836	$ 111,013	$ 170,506	$ 203,991

Note   9.  Income Taxes

Applicable income taxes for the six months ended June 30, 2002 were $113.6 million, resulting in an effective tax rate of 30.94%. Applicable income taxes for the same period in 2001 were $110.7 million, resulting in an effective tax rate of 33.92%. The decrease in the effective rate in 2002, as compared to 2001, is due to the change in the mix of taxable and nontaxable revenues and the change in accounting treatment for goodwill. Additionally other tax strategies were also initiated that are designed to enhance the Company's ability to raise Tier I capital and also have the added benefit of reducing both federal and state tax expense. The tax expense applicable to investment securities gains for the six months ended June 30, 2002 and 2001 was $4.6 million and $3.0 million, respectively.

At June 30, 2002, the Company had a net deferred tax asset of $54.1 million compared to $67.4 million at December 31, 2001. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of $50.8 million and $31.8 million, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient future taxable income to realize in full these deferred tax benefits. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

Note 10.  Earnings Per Share

The calculation of earnings per share is summarized as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Amounts in thousands, except per share data)
Basic:
Net earnings	$ 127,571	$ 109,325	$ 253,494	$ 215,692
Less: Preferred dividends	171	379	495	765
Net earnings applicable to common shares	$ 127,400	$ 108,946	$ 252,999	$ 214,927

Average common shares outstanding	203,252	205,482	204,344	205,193

Earnings per common share-basic	$ 0.63	$ 0.53	$ 1.24	$ 1.05

Diluted:
Net earnings	$ 127,571	$ 109,325	$ 253,494	$ 215,692

Average common shares outstanding	203,252	205,482	204,344	205,193
Stock option adjustment	2,318	983	2,108	943
Preferred stock adjustment	994	1,447	1,007	1,457
Average common shares outstanding	206,564	207,912	207,459	207,593

Earnings per common share-diluted	$ 0.62	$ 0.53	$ 1.22	$ 1.04

Note 11.  Mortgage Loan Servicing

Union Planters acted as servicing agent for residential mortgage loans totaling approximately $18.6 billion at June 30, 2002, compared to $16.2 billion at December 31, 2001. The loans serviced for others are not included in Union Planters' consolidated balance sheet. The following table presents a reconciliation of the changes in mortgage servicing rights:

	Six Months Ended
	June 30,
	2002	2001
	(Dollars in thousands)

Beginning balance	$ 150,303	$ 123,940
Additions	65,561	35,935
Amortization of servicing rights	(19,915)	(14,435)
Net recovery of provision for impairment	3,266	-
Ending balance	$ 199,215	$ 145,440

Union Planters had a valuation allowance of $11.9 million associated with the mortgage servicing rights portfolio at June 30, 2002 compared to $15.1 million as of December 31, 2001. The fair value of mortgage servicing rights at June 30, 2002 was $208.6 million. Significant assumptions utilized in determining the fair value were as follows:

Dealer consensus prepayment speeds	19.2% CPR
Market discount rates	9.6%

Both of the significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the mortgage servicing rights as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At June 30, 2002, the reduction in the current fair value of mortgage servicing rights resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $59.0 million and $99.3 million, respectively.

Note 12.  Intangible Assets

In accordance with SFAS No. 142, most goodwill is no longer subject to amortization. The carrying value of goodwill not subject to amortization was $529.3 million at June 30, 2002 of which $50.7 million was in the "other operating units" line of business, with the remainder in the "banking" line of business. During the second quarter of 2002, Union Planters finalized its evaluation of goodwill for impairment using a discounted cash flow method. There was no impairment. Had SFAS No. 142 been implemented prior to 2001, net income for the second quarter and first six months of 2001 would have increased $8.0 million and $16.1 million, respectively. Both basic and diluted earnings per share would have increased $ .04 for the quarter and $.08 for the first six months.

Union Planters' other intangible assets are core deposit intangibles acquired through bank acquisitions and are subject to amortization periods up to 15 years with no residual value. The gross amount of other intangible assets at June 30, 2002 was $232.0 million, with accumulated amortization of $56.3 million. All other intangibles are in the "banking" line of business. The weighted average amortization period is 159.9 months. Amortization expense over the next five years on current other intangibles is expected to be:

(Dollars in thousands)
2002	$ 16,131
2003	16,131
2004	15,132
2005	12,644
2006	12,423

Note 13.  Line of Business Reporting

	Three Months Ended June 30, 2002				Six Months Ended June 30, 2002
		Other				Other
		Operating	Parent	Consolidated		Operating	Parent	Consolidated
	Banking	Units	Company	Total	Banking	Units	Company	Total
(Dollars in thousands)

Net interest income (loss)	$ 292,786	$ 38,944	$ (12,466)	$ 319,264	$ 580,970	$ 83,224	$ (24,836)	$ 639,358
Provision for losses on loans	(34,004)	(10,907)	-	(44,911)	(73,394)	(16,507)	-	(89,901)
Noninterest income (1)	105,782	76,693	150	182,625	201,514	156,187	297	357,998
Noninterest expense	(207,846)	(62,561)	(1,845)	(272,252)	(409,403)	(127,129)	(3,860)	(540,392)
Earnings (loss) before taxes (1)	$ 156,718	$ 42,169	$ (14,161)	$ 184,726	$ 299,687	$ 95,775	$ (28,399)	$ 367,063

Average assets	$ 27,895,346	$ 4,100,287	$ 224,406	$ 32,220,039	$ 27,908,392	$ 4,211,884	$ 202,246	$ 32,322,522

	Three Months Ended June 30, 2001				Six Months Ended June 30, 2001
		Other				Other
		Operating	Parent	Consolidated		Operating	Parent	Consolidated
	Banking	Units	Company	Total	Banking	Units	Company	Total
(Dollars in thousands)

Net interest income (loss)	$ 283,833	$ 41,333	$ (9,002)	$ 316,164	$ 567,968	$ 72,607	$ (13,385)	$ 627,190
Provision for losses on loans	(26,039)	(2,861)	-	(28,900)	(48,696)	(5,504)	-	(54,200)
Noninterest income (1)	120,195	66,763	214	187,172	226,195	125,395	495	352,085
Noninterest expense	(249,799)	(56,447)	(2,747)	(308,993)	(484,478)	(109,434)	(4,753)	(598,665)
Earnings (loss) before taxes (1)	$ 128,190	$ 48,788	$ (11,535)	$ 165,443	$ 260,989	$ 83,064	$ (17,643)	$ 326,410

Average assets	$ 31,702,853	$ 2,798,427	$ 165,179	$ 34,666,459	$ 32,084,472	$ 2,646,316	$ 153,145	$ 34,883,933

____________________

  Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $170.7 million and $2.0 million for the three months ended June 30, 2002 and 2001, respectively, and $241.2 million and $105.5 million, respectively, for the six months ended June 30, 2002 and 2001.

Note 14.  Contingent Liabilities

Union Planters and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business and are parties to various pending civil actions, all of which are being defended vigorously. Certain proceedings previously outstanding have been subsequently settled within previously estimated amounts. While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information including evaluations by outside counsel, management is of the opinion that neither Union Planters' financial position, results of operations nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. Reference is made to Part II Item 1 for a discussion of legal proceedings.

Note 15.  Subsequent Event

Subsequent to June 30, 2002, Union Planters purchased and retired 3.0 million shares of its common stock. This brings the total number of shares purchased under the Board of Directors' authorization of 10.7 million shares to 7.0 million.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the notes to the consolidated financial statements included in Appendix C of Union Planters Corporation's Definitive Proxy Statement for the Annual Shareholders' Meeting held April 18, 2002 (the Definitive Proxy Statement including the 2001 Annual Financial Disclosures are referred to as the Proxy and Annual Financial Disclosures), the interim unaudited consolidated financial statements and notes for the three and six months ended June 30, 2002 included in Part I hereof and the supplemental financial data included in this discussion.

Cautionary Statement Regarding Forward-Looking Information

This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These statements are contained in certain sections that follow, such as Net Interest Income, Provision for Losses on Loans, Noninterest Income, Noninterest Expense, Loans, Interest Rate Risk, as well as Legal Proceedings in Part II, Item 1. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. The words "anticipate," "project," "expect," "believe," "intend," "estimate," "should," "is likely" and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are based on management's expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Examples of factors that could cause future results to vary from current management expectations include the following: the timing and amount of interest rate movements (which can have a significant impact on a financial institution); effects of changes in general economic conditions, as well as economic conditions in markets in which Union Planters conducts business; market and monetary fluctuations and uncertainties in the financial markets; inflation; competition within and outside the financial services industry; technology; risks inherent in originating loans, including prepayment risks, fluctuations in collateral values and changes in customer profiles; loan loss experience, the rate of loan charge-offs and the level of the provision for losses on loans; and changes in accounting principles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), and insurance and securities regulatory agencies, unanticipated regulatory and judicial proceedings, unanticipated results in pending litigation or Internal Revenue Service examinations, changes in the laws, regulations and regulatory policies applicable to Union Planters and its subsidiaries, and Union Planters' success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ materially from current expectations. Union Planters assumes no obligation to update any forward-looking statements that are made from time to time.

Critical Accounting Policies

The accounting and reporting policies of Union Planters and its subsidiaries conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Union Planters considers its critical accounting policies to include the following:

Allowance for Losses on Loans. The allowance for losses on loans represents management's best estimate of losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. The provision for losses on loans is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that Union Planters will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for loan losses.

Estimation of Fair Value. The estimation of fair value is significant to a number of Union Planters' assets, including trading account assets, loans held for resale, available for sale investment securities, mortgage servicing rights, goodwill, other real estate owned, as well as, assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for trading account assets and most available for sale investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of loans held for resale are based on anticipated liquidation values, while the fair values of mortgage servicing rights are based on discounted cash flow analysis utilizing dealer consensus prepayment speeds and market discount rates. The fair values of residual interests in loans securitized or sold (included as part of available for sale investment securities) are estimated based on prepayment speeds, weighted-average life, expected credit losses and an assumed discount rate. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. The fair values of derivative financial instruments are estimated based on current market quotes. Fair values of goodwill are estimated using the present value of discounted cash flows method. Cash flows are estimated by weighting the probability of several possible trends.

Selected Financial Data

The following table presents selected financial highlights for the three- and six-month periods ended June 30, 2002 and 2001:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2002	2001	Change	2002	2001	Change
	(Dollars in thousands, except per share data)

Net earnings	$ 127,571	$ 109,325	16.7%	$ 253,494	$ 215,692	17.5%
Per share
Basic	.63	.53	18.9	1.24	1.05	18.1
Diluted	.62	.53	17.0	1.22	1.04	17.3
Return on average assets	1.59%	1.26%		1.58%	1.25%
Return on average common equity	16.08	14.28		15.99	14.40
Dividends per common share	$ .33	$ .33		$ .67	$ .67
Net interest margin (FTE)	4.45%	4.11%		4.49%	4.08%
Net interest spread (FTE)	3.96	3.42		3.99	3.38
Expense ratio	1.01	1.17		1.04	1.16
Efficiency ratio	50.73	55.68		50.78	54.95
Book value per common share at period-end				$ 15.95	$ 15.12	5.5
Leverage ratio				7.80%	6.87%
Tier 1 capital to risk weighted assets	9.67%	8.96%
Common share prices
High closing price	$ 33.63	$ 29.13		$ 33.63	$ 29.13
Low closing price	31.39	24.27		29.33	23.13
Closing price at period-end				32.37	29.07

____________________

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Net noninterest expense (noninterest expense minus noninterest income, excluding significant items identified in the Summary of Consolidated Results and goodwill and other intangibles amortization) divided by average assets

Efficiency ratio = Noninterest expense (excluding significant items and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant items

FTE = Fully taxable-equivalent basis

Summary of Consolidated Results - Three and Six Months Ended June 30, 2002 and 2001

The following table presents a summary of Union Planters' Summary of Consolidated Results for the three and six months ended June 30, 2002 and 2001, identifying significant items impacting the results for the periods shown:

UNION PLANTERS CORPORATION

SUMMARY OF CONSOLIDATED RESULTS

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)

Interest income	$ 477,765	$ 614,714	$ 965,688	$ 1,263,130
Interest expense	(158,501)	(298,550)	(326,330)	(635,940)
Net interest income	319,264	316,164	639,358	627,190
Provision for losses on loans	(44,911)	(28,900)	(89,901)	(54,200)
Net interest income after provision for losses on loans	274,353	287,264	549,457	572,990

Noninterest income
Service charges on deposit accounts	56,585	56,291	108,878	109,707
Mortgage banking revenue	45,161	46,061	94,517	87,410
Merchant services income	723	11,303	1,526	20,962
Factoring commissions and fees	10,546	9,922	19,571	19,080
Trust service income	7,002	6,988	14,239	14,072
Profits and commissions from trading activities	1,262	2,169	2,576	4,887
Investments and insurance	14,756	11,994	27,007	23,655
Other income	34,136	32,862	66,395	62,706
Total noninterest income	170,171	177,590	334,709	342,479

Noninterest expense
Salaries and employee benefits	128,604	133,170	261,004	265,513
Net occupancy expense	25,724	25,948	51,632	51,715
Equipment expense	19,836	22,489	40,066	44,623
Goodwill amortization	3,652	12,129	7,304	24,095
Other intangibles amortization	4,124	4,244	8,216	8,728
Other expense	77,471	98,051	149,421	180,739
Total noninterest expense	259,411	296,031	517,643	575,413

Earnings before significant items and income taxes	185,133	168,823	366,523	340,056

Significant items
Net gain on branch sales	881	469	752	469
Expiration of merchant services obligation and reversal of reserve	9,572	-	9,572	-
Amortization/impairment of mortgage servicing rights	(12,317)	(4,145)	(16,649)	(14,435)
UPExcel project expense	(1,323)	(8,034)	(5,171)	(8,034)
Investment securities gains	2,800	8,330	12,036	8,354
Earnings before income taxes	184,726	165,443	367,063	326,410
Income taxes	(57,155)	(56,118)	(113,569)	(110,718)
Net earnings	$ 127,571	$ 109,325	$ 253,494	$ 215,692

Per common share data
Diluted earnings per share	$ .62	$ .53	$ 1.22	$ 1.04

The table that follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

Union Planters Corporation

Contributions to Diluted Earnings per Common Share
	Six Months Ended		EPS
	June 30,		Increase
	2002	2001	(Decrease)
Net interest income-FTE	$ 3.15	$ 3.11	$ 0.04
Provision for losses on loans	(0.43)	(0.26)	(0.17)
Net interest income after provision for losses on loans-FTE	2.72	2.85	(0.13)

Noninterest income
Service charges on deposit accounts	0.52	0.53	(0.01)
Mortgage banking revenue	0.46	0.42	0.04
Merchant services income	0.05	0.10	(0.05)
Factoring commissions and fees	0.09	0.09	0.00
Trust service income	0.07	0.07	0.00
Profits and commissions from trading activities	0.01	0.02	(0.01)
Investment securities gains	0.06	0.04	0.02
Investments and insurance	0.13	0.11	0.02
Other income	0.34	0.32	0.02
Total noninterest income	1.73	1.70	0.03

Noninterest expense
Salaries and employee benefits	1.26	1.28	0.02
Net occupancy expense	0.25	0.25	0.00
Equipment expense	0.20	0.22	0.02
Goodwill amortization	0.04	0.12	0.08
Other intangibles amortization	0.04	0.04	0.00
Other expense	0.82	0.98	0.16
Total noninterest expense	2.61	2.89	0.28

Earnings before income taxes-FTE	1.84	1.66	0.18
Income taxes-FTE	0.62	0.62	(0.00)
Net earnings	1.22	1.04	0.18
Less preferred stock dividends	-	-	-
	$ 1.22	$ 1.04	$ 0.18

Change in net earnings applicable to
diluted earnings per share using
previous year average shares outstanding			$ 0.18
Change in average shares outstanding			0.00
Change in net earnings			$ 0.18

Average diluted shares (in thousands)	207,459	207,593

FTE = Fully taxable-equivalent basis

SECOND QUARTER EARNINGS OVERVIEW

For the second quarter of 2002, Union Planters reported net earnings of $127.6 million, or $.62 per diluted common share, an increase from $109.3 million, or $.53 per diluted common share, for the same period in 2001. These earnings represented annualized returns on average assets and average common equity of 1.59% and 16.08%, respectively, compared to 1.26% and 14.28%, respectively, for the same period in 2001.

EARNINGS ANALYSIS

Net Interest Income

Tax-equivalent net interest income for the second quarter of 2002 was $325.9 million, an increase of $1.2 million over the same quarter last year and a $2.4 million decrease from the first quarter of 2002.

The net interest margin for the second quarter of 2002 was 4.45%, which compares to 4.11% and 4.53%, respectively, for the second quarter of 2001 and first quarter of 2002. The net interest rate spread was 3.96% for the second quarter of 2002, an increase from 3.42% for the second quarter of 2001, and down from 4.02% for the first quarter of 2002.

Changes in net interest income and net interest margin are the result of repositioning the balance sheet, which was largely completed during the first quarter of 2002. Reference is made to Union Planters' average balance sheet, analysis of volume and rate changes and Market Risk and Asset/Liability Management section, which follow this discussion, for additional information regarding the changes in net interest income and balance sheet repositioning initiatives.

Interest Income

The following table presents a breakdown of average earning assets:
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2002	2001	2002	2002	2001
	(Dollars in billions)

Average earning assets	$29.4	$31.7	$29.4	$29.4	$31.9
Comprised of:
Loans	82%	81%	83%	83%	80%
Investment securities	16	17	15	16	19
Other earning assets	2	2	2	1	1
____________________

Fully taxable-equivalent yield on average earning assets	6.61%	7.89%	6.85%	6.73%	8.10%

Taxable-equivalent interest income decreased $138.8 million for the second quarter of 2002 compared to the same period in 2001. This decline was attributable primarily to a decrease in the average yield on earning assets from 7.89% to 6.61%, which reduced interest income by $95.9 million. The decline in yield is attributable primarily to the decreasing interest rate trend. A $2.3 billion decrease in average earning assets, primarily loans, decreased interest income $43.0 million. Compared to the first quarter of 2002, interest income decreased $11.7 million, which was attributable to a decline in the average yield on earning assets.

For the first half of 2002, interest income decreased $297.4 million compared to the same period last year. The decrease was driven by a decrease in the average yield on earning assets from 8.10% to 6.73%, or a $207.3 million decrease in interest income. Average earning assets, primarily investment securities and loans, decreased $2.5 billion, which decreased interest income $93.0 million.

The decline in average yields on earning assets during the second quarter of 2002 is a result of a lower interest rate environment. While the average yields on earning assets declined, average rates paid for interest-bearing liabilities also decreased, and overall net interest income improved. Reference is made to the Market Risk and Asset/Liability Management discussions for additional information regarding balance sheet management initiatives, changes in interest rates and how the Company is positioned to respond to the changes.

The percentage of loans to total earning assets has increased over the prior year. This change in mix is due to an effort by management to reposition the balance sheet and make more effective use of assets. In this effort, Union Planters has sold selected investment securities and sold or reduced portfolios of low return loan products.

Interest Expense

The following table presents a breakdown of average interest-bearing liabilities:
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2002	2001	2002	2002	2001
	(Dollars in billions)

Average interest-bearing liabilities	$24.0	$26.8	$24.1	$24.0	$27.2
Comprised of:
Deposits	80%	73%	80%	80%	71%
Short-term borrowings	9	17	9	9	19
FHLB advances and long-term debt	11	10	11	11	10
____________________

Rate paid on average interest-bearing liabilities	2.65%	4.47%	2.83%	2.74%	4.72%

Interest expense decreased $140.0 million in the second quarter of 2002 compared to the same quarter last year. This decrease was driven by a decrease in the average rate paid for interest-bearing liabilities from 4.47% to 2.65%, which resulted from the decreasing interest rate environment. This reduction in rates paid decreased interest expense $108.7 million. Average interest-bearing liabilities also decreased $2.8 billion, which decreased interest expense an additional $31.4 million. Compared to the first quarter of 2002, interest expense decreased $9.3 million due primarily to the decline in interest rates. The average rate paid for interest-bearing liabilities decreased from 2.83% to 2.65%, which reduced interest expense $9.8 million.

For the first half of 2002, interest expense decreased $309.6 million. The decrease was driven by a decrease in the average rate paid for interest-bearing liabilities from 4.72% to 2.74%, which contributed $239.0 million to the reduced expense. A $3.1 billion decrease in average interest-bearing liabilities also contributed a $70.6 million decrease to interest expense. The decrease in average interest-bearing liabilities related primarily to short-term debt.

Over the first half of the year, management has established initiatives to reposition the balance sheet to make the most effective use of assets and capital. In this effort, Union Planters has grown core deposits, reduced reliance on wholesale funding, refinanced long-term debt, focused on pricing of relationships and reduced interest rate risk. The reduction in average rate paid for interest-bearing liabilities is attributable to these management initiatives and the lower interest rate environment. Reference is made to the Market Risk and Asset/Liability Management section for a discussion of the impact of changing interest rates.

Provision for Losses on Loans

The provision for losses on loans for the second quarter of 2002 was $44.9 million, or .78% of average loans on an annualized basis. This compares to $28.9 million, or .48% of average loans, for the second quarter of 2001. The higher provision for losses on loans in the first and second quarters of 2002 is attributable to current economic conditions and the resulting increase in nonperforming loans. Reference is made to the Allowance for Losses on Loans and Nonperforming Loans discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

Noninterest Income

Noninterest income for the second quarter of 2002 was $182.6 million, an increase of $7.3 million, or 4.1%, from the first quarter of 2002 and a decrease of $4.5 million, or 2.4%, from the second quarter of 2001. Adjusted for significant items, noninterest income as a percentage of total revenues was 35% in the second quarter of 2002, compared to 36% for the same quarter last year and 34% for the first quarter of 2002.

Items included in noninterest income that management considers significant are:
	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2002	2001	2002	2002	2001
	(Dollars in thousands)

Gain on branch sales	$ 730	$ 1,252	$ 1,599	$ 2,329	$ 1,252
Expiration of merchant services obligation	8,924	-	-	8,924	-
Investment securities gains	2,800	8,330	9,236	12,036	8,354

Excluding these items, noninterest income was $170.2 million for the current quarter, an increase of $5.6 million from the first quarter of this year and a decrease of $7.4 million from the same quarter last year. Noninterest income for the first six months was $334.7 million, a decrease of $7.8 million from the same period last year.

Growth in noninterest income continues to be one of management's priorities, and as such, considerable effort has been spent improving its sources. In that effort, Union Planters has, among other things, implemented controls around the administration of pricing. The major components of noninterest income are presented on the consolidated statement of earnings; following is a discussion of the key components:

Service charges on deposit accounts. These fees were $56.6 million for the second quarter of 2002, a slight increase compared to the same period in 2001 and an increase of $4.3 million compared to the first quarter of 2002. The increase compared to the first quarter of 2002 is attributable to a significant increase in the volume of checks written on accounts with insufficient funds. For the first half of 2002, these fees decreased slightly from the first half of 2001 to $108.9 million.

Mortgage banking revenues. These revenues decreased slightly in the second quarter of 2002 compared to the same period in 2001, and decreased $4.2 million compared to the first quarter of 2002. For the first half of 2002, mortgage banking revenues increased $7.1 million, or 8.1%, to $94.5 million compared to the same period last year. The lower interest rate environment during the first half of 2002 increased mortgage loan production and the level of mortgage refinancing activity and resulted in increased mortgage origination fees and gains on mortgage loans sold to the secondary market.

Merchant services income. In the fourth quarter of 2001, Union Planters sold this nonstrategic business and entered into a long-term marketing agreement with the buyer. The terms of the sale included certain obligations, which expired during the second quarter resulting in the recognition of $8.9 million of income. Income excluding the aforementioned $8.9 million was $.7 million compared to $11.3 million for the second quarter of last year and $.8 million for the first quarter of 2002. For the six months ended June 30, 2002 and 2001, these revenues, excluding the aforementioned $8.9 million, were $1.5 million and $21.0 million, respectively.

Factoring commissions and fees. Commissions and fees earned by Capital Factors, a subsidiary of Union Planters, were $10.5 million for the second quarter of 2002, an increase of 16.9% from the first quarter of 2002 and 6.3% from the second quarter of last year. These increases are related to an increased volume of factored receivables. For the first half of 2002, these revenues were $19.6 million compared to $19.1 million for the same period last year.

Insurance and investments. This category of noninterest income is comprised of insurance commissions, annuity sales commissions and brokerage fee income. For the second quarter of 2002, these revenues were $14.8 million, an increase of $2.5 million from the first quarter of 2002 and $2.8 million from the second quarter of 2001. For the first half of 2002, insurance and investments revenues were $27.0 million compared to $23.7 million for the same period in 2001. The increase during the second quarter and six months ended June 30, 2002 compared to the second quarter and six months ended June 30, 2001 is primarily due to a substantial increase in annuity sales.

Other noninterest income. The components of other noninterest income are presented in Note 8 to the unaudited interim consolidated financial statements.

  Net revenues for Strategic Outsourcing Inc. (SOI), a subsidiary of Union Planters, were $7.2 million for the second quarter of 2002, an increase of $1.2 million compared to the same period in 2001 and $1.8 million compared to the first quarter of 2002. For the first six months of 2002, net revenues were $12.7 million compared to $12.1 million for the same period in 2001. The increases are principally related to an increase in the pricing structure for SOI's services.
  Fees for the usage of debit/ATM cards were $10.1 million for the current quarter compared to $8.0 million for both the first quarter of 2002 and the same quarter last year. Fees for the first six months were $18.1 for 2002 compared to $15.0 million for the same period of last year. This increase is due to the more consistent administration of pricing for bankcard products and services in the fourth quarter of 2001, as well as an increase in debit card transaction volume since the second quarter of 2001.
  Revenues associated with other real estate were $2.1 million for the second quarter of 2002, an increase of $1.3 million over the same period last year. Revenues for the first six months of 2002 were $4.8 million compared to $2.2 million for the same period last year. The increase is attributable to the corresponding increase in other real estate.
  Revenues from Union Planters' Small Business Administration trading operations were $1.3 million for the second quarter of 2002, a decrease of $.9 million from the second quarter of 2001 and a slight decrease from the first quarter of 2002. For the first half of 2002, these revenues decreased $2.3 million over the same period in 2001. Both decreases are attributable to decreased trading volume.

Noninterest Expense

Noninterest expense for the second quarter of 2002 was $272.3 million, which compares to $309.0 million for the second quarter of 2001 and $268.1 million for the first quarter of 2002. For the first six months of 2002, noninterest expense was $540.4 million compared to $598.7 million for the same period in 2001. The Company's efficiency ratio for the second quarter of 2002, excluding significant items and the amortization of goodwill and other intangibles, was 50.7%, compared to 50.9% for the first quarter of 2002 and 55.7% for the second quarter of 2001.

Items included in noninterest expense that management considers significant are:
	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
	2002	2001	2002	2002	2001
	(Dollars in thousands)

(Gain)/loss on fixed assets in sold branches	$ (151)	$ 783	$ 1,728	$ 1,577	$ 783
Expiration of merchant services obligation	(647)	-	-	(647)	-
Mortgage intangibles expense, net	12,317	4,145	4,332	16,649	14,435
UPExcel project expenses	1,323	8,034	3,849	5,171	8,034

Excluding these items, noninterest expense was $259.4 million for the current quarter, a decrease of $36.6 million compared to the same quarter last year and a slight decrease from the first quarter of 2002. Noninterest expense for the first six months of 2002 was $517.6 million, a decrease of $57.8 million compared to the same period last year.

UPExcel, a comprehensive strategic initiative introduced by management last year, has driven the reduction of noninterest expense by reducing the number of banking centers, streamlining back office operations and improving procurement practices.

The major components of noninterest expense are presented on the consolidated statement of earnings; following, is a discussion of the key components:

Salaries and employee benefits. These expenses were $128.6 million for the second quarter of 2002, a decrease of $4.6 million compared to the second quarter of 2001 and $3.8 million compared to the first quarter of 2002. For the first half of 2002, salaries and employee benefits decreased $4.5 million compared to the same period last year. The reduction is primarily due to the reduction in full-time equivalent employees. At June 30, 2002, Union Planters had 11,313 full-time equivalent employees, compared to 12,358 and 11,608, respectively, at June 30, 2001 and March 31, 2002.

Occupancy and equipment expense. Net occupancy and equipment expense was $45.6 million for the second quarter of 2002, a decrease of $2.9 million from the second quarter of 2001 and down slightly from the first quarter of 2002. For the first half of 2002, these expenses were $91.7 million, a decrease of $4.6 million compared to the same period in 2001. The decreases are primarily attributable to better control over spending, renegotiated contracts with vendors of bank and facilities equipment and services, as well as a decrease in the number of banking locations since June 2001.

Goodwill and other intangibles amortization. These expenses decreased $8.6 million from the second quarter of 2001 and were relatively unchanged compared to the first quarter of 2002. For the six months ended June 30, 2002, these expenses were $15.5 million compared to $32.8 million for the same period last year. The decrease is due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinued the amortization of goodwill for most acquisitions. Refer to Notes 1 and 12 to the unaudited interim consolidated financial statements for more information.

Mortgage intangibles expense. For the second quarter of 2002, these expenses were $12.3 million, an increase of $8.2 million compared to the same period in 2001 and $8.0 million compared to the first quarter of 2002. For the first half of 2002, these expenses increased $2.2 million compared to the same period in 2001. The increases relate to the higher level of mortgage refinancing activity in the lower interest rate environment since the first half of 2001. Increased prepayments during the second quarter of 2002, which accelerated the amortization of mortgage servicing rights, resulted in an impairment charge of $2.0 million.

Other noninterest expenses. The components of other noninterest expense are presented in Note 8 to the unaudited interim consolidated financial statements.

  UPExcel project expenses were $1.3 million compared to $8.0 million for the same quarter last year and $3.8 million for the first quarter of 2002. Project expenses for the first six months of 2002 were $5.2 million compared to $8.0 million for the same period last year. The decreases are due to the substantial completion of most projects under the initiative.
  For the second quarter and first half of 2002, miscellaneous charge-offs decreased $2.6 million and $3.6 million, respectively, compared to 2001. Compared to the first quarter of 2002, miscellaneous charge-offs increased $1.6 million. The decreases compared to the second quarter and six months ended June 30, 2001 are attributable a lower volume of charge-off items in 2002. The increase compared to the first quarter of 2002 is attributable to an increased volume of charge-off items.
  Provisions for losses on FHA/VA foreclosure claims decreased $2.5 million and $2.2 million, respectively, for the three and six months ended June 30, 2002 compared to the same period in 2001. Compared to the first quarter of 2002 there was a slight increase. The decreases are principally due to the runoff of the portfolio.
  Merchant services expense decreased $6.3 million and $13.1 million for the second quarter and first half of 2002 compared with 2001 due to the sale of this nonstrategic business in the fourth quarter of 2001. The decrease in the second quarter was also due in part to the reversal of a previously established reserve of $647,000 for potential claims, which was no longer needed.
  Advertising and promotion expense for the second quarter of 2002 decreased $3.0 million compared to the second quarter of 2001, and decreased $1.0 million compared to the first quarter of 2002. For the first half of 2002, advertising and promotion expenses decreased $2.3 million compared to the same period in 2001. The decreases compared to the second quarter and six months ended June 30, 2001 are attributable to centralization within the Company of marketing activities, which resulted in more focused advertising and promotions at lower costs. The decrease compared to the first quarter of 2002 is due to a number of new product promotions during the first quarter that were not repeated in the second quarter.
  Postage and carrier expense decreased $1.7 million and $2.8 million, respectively, for the second quarter and first half of 2002 compared with 2001. The decrease compared to the second quarter and six months ended June 30, 2001 is due to more favorable terms negotiated with carrier services, as well as branch sales occurring since the second quarter of 2001. Compared to the first quarter of 2002 there was a slight decrease.
  Credit-related expenses (expenses related to origination of loan products) increased $4.1 million in the second quarter of 2002 compared to the second quarter of 2001 and slightly over the first quarter of 2002. For the first six months of 2002, these expenses increased $10.9 million compared to the same period in 2001. The increase is attributable to the increase in loan production, primarily mortgage loans.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
	Three Months Ended June 30,
	2002			2001
		Interest	FTE		Interest	FTE
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS	(Dollars in thousands)
Interest-bearing deposits at financial institutions	$ 91,947	$ 397	1.73%	$ 60,822	$ 650	4.29%
Federal funds sold and securities purchased under agreements to resell	77,553	351	1.82	47,465	484	4.09
Trading account assets	243,785	2,343	3.85	249,891	4,410	7.08
Investment securities (1), (2)
Taxable securities	4,014,309	61,360	6.13	4,374,538	71,282	6.54
Tax-exempt securities	788,324	15,513	7.89	1,157,832	22,133	7.67
Total investment securities	4,802,633	76,873	6.42	5,532,370	93,415	6.77
Loans, net of unearned income (1), (3), (4), (5)	24,174,484	404,421	6.71	25,798,890	524,264	8.15
Total earning assets (1), (2), (3), (4)	29,390,402	484,385	6.61	31,689,438	623,223	7.89
Cash and due from banks	708,327			749,953
Premises and equipment	552,848			602,321
Allowance for losses on loans	(343,656)			(342,269)
Goodwill and other intangibles	914,683			970,927
Other assets	997,435			996,089
Total assets	$ 32,220,039			$ 34,666,459

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market accounts	$ 5,796,259	23,215	1.61%	$ 4,351,669	42,418	3.91%
Interest-bearing checking	3,392,033	8,800	1.04	3,139,032	10,953	1.40
Savings deposits	1,398,395	3,668	1.05	1,375,179	5,098	1.49
Certificates of deposit of $100,000 and over	1,578,785	13,897	3.53	2,129,634	31,232	5.88
Other time deposits	7,019,691	62,913	3.59	8,604,022	117,557	5.48
Total interest-bearing deposits	19,185,163	112,493	2.35	19,599,536	207,258	4.24
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,068,795	7,632	1.48	3,429,852	36,413	4.26
Other	2,413	-	-	1,052,586	12,241	4.66
Total short-term debt	2,071,208	7,632	1.48	4,482,438	48,654	4.35
Long-term debt
Federal Home Loan Bank advances	1,323,910	13,415	4.06	1,386,592	17,926	5.19
Subordinated capital notes	974,041	17,556	7.23	974,025	17,558	7.23
Medium-term senior notes	158,242	2,143	5.43	60,000	1,025	6.85
Trust Preferred Securities	199,129	4,128	8.31	199,093	4,128	8.32
Other	99,205	1,133	4.58	102,975	2,001	7.79
Total long-term debt	2,754,527	38,375	5.59	2,722,685	42,638	6.28

Total interest-bearing liabilities	24,010,898	158,500	2.65	26,804,659	298,550	4.47
Noninterest-bearing demand deposits	4,336,433	-		4,077,740	-
Total sources of funds	28,347,331	158,500		30,882,399	298,550
Other liabilities	680,617			704,047
Shareholders' equity
Preferred stock	13,278			19,304
Common equity	3,178,813			3,060,709
Total shareholders' equity	3,192,091			3,080,013
Total liabilities and shareholders' equity	$ 32,220,039			$ 34,666,459
Net interest income (1)		$ 325,885			$ 324,673
Net interest rate spread (1)			3.96%			3.42%
Net interest margin (1)			4.45%			4.11%

Taxable-equivalent adjustments
Loans		$ 1,229			$ 1,465
Investment securities		5,392			7,044
Total		$ 6,621			$ 8,509

______________________
  Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
  Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.
  Includes loan fees in both interest income and the calculation of the yield on income.
  Includes loans on nonaccrual status.
  Includes loans held for resale.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

ANALYSIS OF VOLUME AND RATE CHANGES
	Three Months Ended June 30, 2002 versus 2001
	Increase
	(Decrease)
	Due to Change in: (1)
	Average	Average	Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest income
Interest-bearing deposits at financial institutions	$ 241	$ (494)	$ (253)
Federal funds sold and securities purchased under agreements to resell	216	(349)	(133)
Trading account assets	(105)	(1,962)	(2,067)
Investment securities (FTE)	(11,862)	(4,680)	(16,542)
Loans, net of unearned income (FTE)	(31,477)	(88,366)	(119,843)
Total interest income	(42,987)	(95,851)	(138,838)

Interest expense
Money market accounts	11,092	(30,295)	(19,203)
Interest-bearing checking	829	(2,982)	(2,153)
Savings deposits	85	(1,515)	(1,430)
Certificates of deposit of $100,000 and over	(6,810)	(10,525)	(17,335)
Other time deposits	(19,050)	(35,594)	(54,644)
Short-term borrowings	(18,413)	(22,609)	(41,022)
Long-term debt	889	(5,152)	(4,263)
Total interest expense	(31,378)	(108,672)	(140,050)
Change in net interest income	$ (11,609)	$ 12,821	$ 1,212

Percentage increase in net interest income over the second quarter of 2001			0.37%

____________________

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
	Six Months Ended June 30,
	2002			2001
		Interest	FTE		Interest	FTE
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS	(Dollars in thousands)
Interest-bearing deposits at financial institutions	$ 76,155	$ 973	2.58%	$ 47,147	$ 1,137	4.86%
Federal funds sold and securities purchased under agreements to resell	120,408	1,049	1.76	41,167	1,003	4.91
Trading account assets	236,485	4,621	3.94	228,352	8,646	7.64
Investment securities (1), (2)
Taxable securities	3,776,583	116,401	6.22	4,909,599	159,967	6.57
Tax-exempt securities	900,383	35,579	7.97	1,170,535	45,091	7.77
Total investment securities	4,676,966	151,980	6.55	6,080,134	205,058	6.80
Loans, net of unearned income (1), (3), (4), (5)	24,278,331	821,891	6.83	25,498,712	1,065,060	8.42
Total earning assets (1), (2), (3), (4)	29,388,345	980,514	6.73	31,895,512	1,280,904	8.10
Cash and due from banks	793,382			771,617
Premises and equipment	554,558			602,617
Allowance for losses on loans	(342,593)			(340,482)
Goodwill and other intangibles	918,809			966,833
Other assets	1,010,021			987,836
Total assets	$ 32,322,522			$ 34,883,933

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market accounts	$ 5,793,496	49,549	1.72%	$ 4,149,658	84,895	4.13%
Interest-bearing checking	3,365,422	17,911	1.07	3,144,278	22,386	1.44
Savings deposits	1,373,507	7,554	1.11	1,363,149	9,975	1.48
Certificates of deposit of $100,000 and over	1,605,994	28,952	3.64	2,196,118	66,015	6.06
Other time deposits	7,053,153	130,177	3.72	8,559,661	241,088	5.68
Total interest-bearing deposits	19,191,572	234,143	2.46	19,412,864	424,359	4.41
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,080,608	15,274	1.48	3,635,715	87,143	4.83
Other	31,108	261	1.69	1,584,190	43,374	5.52
Total short-term debt	2,111,716	15,535	1.48	5,219,905	130,517	5.04
Long-term debt
Federal Home Loan Bank advances	1,392,106	28,837	4.18	1,361,512	37,521	5.56
Subordinated capital notes	974,039	35,112	7.27	816,848	28,791	7.11
Medium-term senior notes	79,558	2,143	5.43	60,000	2,049	6.89
Trust Preferred Securities	199,124	8,255	8.36	199,089	8,255	8.36
Other	100,203	2,305	4.64	103,092	4,448	8.70
Total long-term debt	2,745,030	76,652	5.63	2,540,541	81,064	6.43

Total interest-bearing liabilities	24,048,318	326,330	2.74	27,173,310	635,940	4.72
Noninterest-bearing demand deposits	4,376,654	-		3,984,400	-
Total sources of funds	28,424,972	326,330		31,157,710	635,940
Other liabilities	692,172			697,628
Shareholders' equity
Preferred stock	13,812			19,417
Common equity	3,191,566			3,009,178
Total shareholders' equity	3,205,378			3,028,595
Total liabilities and shareholders' equity	$ 32,322,522			$ 34,883,933
Net interest income (1)		$ 654,184			$ 644,964
Net interest rate spread (1)			3.99%			3.38%
Net interest margin (1)			4.49%			4.08%

Taxable-equivalent adjustments
Loans		$ 2,513			$ 3,134
Investment securities		12,313			14,640
Total		$ 14,826			$ 17,774

______________________

  Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.
  Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.
  Includes loan fees in both interest income and the calculation of the yield on loans.
  Includes loans on nonaccrual status.
  Includes loans held for resale.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

ANALYSIS OF VOLUME AND RATE CHANGES
	Six months Ended June 30, 2002 versus 2001
	Increase (Decrease)
	Due to Change in: (1)		Total
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income	(Dollars in thousands)

Interest-bearing deposits at financial institutions	$ 514	$ (677)	$ (163)

Federal funds sold and securities purchased under agreements to resell	1,002	(955)	47
Trading account assets	298	(4,324)	(4,026)
Investment securities (FTE)	(45,832)	(7,246)	(53,078)
Loans, net of unearned income (FTE)	(49,026)	(194,144)	(243,170)
Total interest income	(93,044)	(207,346)	(300,390)

Interest expense
Money market accounts	25,704	(61,050)	(35,346)
Interest-bearing checking	1,488	(5,963)	(4,475)
Savings deposits	75	(2,496)	(2,421)
Certificates of deposit of $100,000 and over	(14,887)	(22,175)	(37,062)
Other time deposits	(37,487)	(73,424)	(110,911)
Short-term borrowings	(52,616)	(62,366)	(114,982)
Long-term debt	7,135	(11,547)	(4,412)
Total interest expense	(70,588)	(239,021)	(309,609)
Change in net interest income	$ (22,456)	$ 31,675	$ 9,219

Percentage increase in net interest income over the first six months of 2001			1.43%

____________________

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

FINANCIAL CONDITION

Union Planters' total assets were $32.4 billion at June 30, 2002 compared to $34.5 billion at June 30, 2001 and $33.2 billion at December 31, 2001. Average assets were $32.2 billion for the second quarter of 2002 compared to $34.7 billion for the second quarter of 2001.

Earning assets at June 30, 2002 were $29.7 billion compared to $30.1 billion at December 31, 2001 and $31.5 billion at June 30, 2001. Average earning assets were $29.4 billion for the second quarter of 2002, which compares to $31.7 billion for the same period last year and to $29.4 billion for the first quarter of 2002.

Investment Securities

Union Planters' investment securities portfolio of $4.9 billion at June 30, 2002 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $5.3 billion and $4.8 billion at June 30, 2001 and December 31, 2001, respectively. The decrease in investment securities from June 30, 2001 is consistent with management's strategy of reducing the proportion of investment securities to total earning assets. During the first half of 2002, Union Planters sold $365.2 million of investment securities at a gain of $12.0 million.

At June 30, 2002, these securities had net unrealized gains of $138.5 million (before income taxes). This compares to net unrealized gains of $86.2 million and $86.4 million, respectively, at June 30, 2001 and December 31, 2001. Refer to Note 3 to the unaudited interim consolidated financial statements for the composition of the investment portfolio at June 30, 2002 and December 31, 2001.

U.S. Treasury and U.S. Government agency obligations represented approximately 54% of the investment securities portfolio at June 30, 2002, including government Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues, which represented 49% of the portfolio. Union Planters has limited credit risk in the investment portfolio which, at June 30, 2002 consisted of investment grade CMOs representing 23.8% of the portfolio, municipal obligations representing 16.4% of the portfolio and other stocks and securities, primarily Federal Reserve Bank and FHLB stock representing 5.8% of the portfolio. Management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the Net Interest Income and Market Risk and Asset/Liability Management discussions for information regarding the market-risk in the investment securities portfolio.

Loans

Loans, net of unearned income, at June 30, 2002 were $23.3 billion compared to $24.5 billion and $23.2 billion at June 30, 2001 and December 31, 2001, respectively. Loans held for resale were $1.1 billion at June 30, 2002 compared to $1.3 billion and $1.9 billion, respectively, at June 30 and December 31, 2001. Note 4 to the unaudited interim consolidated financial statements included in Part I, Item 1 of this report presents the composition of the loan portfolio.

Average loans, excluding FHA/VA loans, were $23.0 billion for the second quarter of 2002 compared to $24.3 billion for the same quarter in 2001 and compared to $24.2 billion for the first quarter of 2002. Excluding the impact of loan divestitures, average loans increased slightly compared to the same quarter last year.

Allowance for Losses on Loans

The allowance for losses on loans (the Allowance) at June 30, 2002 was $353.6 million, an increase of $11.6 million from December 31, 2001. The Allowance at June 30, 2001 was $342.9 million. The increase in the Allowance from December 31, 2001 related to the provision for losses on loans exceeding net charge-offs. Annualized net charge-offs as a percentage of average loans were .75% for the second quarter of 2002, an increase over the second quarter of 2001. Net charge-offs for the balance of the year are expected to be in line with the first half of 2002. Union Planters' loan portfolio is diversified and well secured, and management expects losses to remain at their current manageable level. This is a forward-looking statement and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Union Planters maintains the Allowance at a level deemed sufficient to absorb probable losses in the loan portfolio at the balance sheet date. The allowance is reviewed quarterly to assess the risk in the portfolio. This methodology includes assigning loss factors to loans with similar characteristics for which inherent probable loss can be assessed. The loss factors are based on historical experience as adjusted for current business and economic conditions and are applied to the respective portfolios to assist in determination of the overall adequacy of the Allowance.

A periodic review of selected credits (based on loan size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with the management personnel assigned with accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters' credit review function, as well as periodic examination by the applicable regulatory agencies. These reviews provide information, which assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk, which should be recognized.

The following table provides a reconciliation of the Allowance at the dates indicated and certain key ratios for the six-month periods ended June 30, 2002 and 2001 and for the year ended December 31, 2001:
	Six Months Ended		Year Ended
	June 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Beginning Balance	$ 341,930	$ 335,452	$ 335,452

Loans charged off
Commercial, financial and agricultural	37,753	26,371	59,171
Foreign	-	22	819
Accounts receivable - factoring	5,156	5,452	13,123
Real estate - construction	2,175	1,544	2,667
Real estate - mortgage
Secured by 1-4 family residential	21,257	10,801	51,422
Non-farm, nonresidential properties	3,746	3,946	9,034
Multifamily (5 or more) residential	1,866	91	471
Secured by farmland	156	521	968
Home equity	1,735	452	1,472
Consumer	22,303	25,123	52,812
Direct lease financing	67	322	586
Total charge-offs	96,214	74,645	192,545

Recoveries on loans previously charged off
Commercial, financial and agricultural	3,918	6,147	14,486
Foreign	122	433	531
Accounts receivable - factoring	587	1,745	3,744
Real estate - construction	299	522	721
Real estate - mortgage
Secured by 1-4 family residential	2,104	1,151	19,287
Non-farm, nonresidential properties	350	2,067	2,652
Multifamily (5 or more) residential	71	30	91
Secured by farmland	56	130	258
Home equity	194	160	326
Consumer	10,241	12,339	22,657
Direct lease financing	7	-	109
Total recoveries	17,949	24,724	64,862

Net charge-offs	(78,265)	(49,921)	(127,683)
Provision charged to expense	89,901	54,200	131,963
Allowance related to the sale of certain loans	-	(2,616)	(3,555)
Increase due to acquisition	-	5,753	5,753
Balance at end of period	$ 353,566	$ 342,868	$ 341,930

Total loans, net of unearned income, at end of period	$ 23,289,521	$ 24,491,682	$ 23,163,039
Less: FHA/VA government insured/guaranteed loans	(126,958)	(298,239)	(133,751)
Loans used to calculate ratios	$ 23,162,563	$ 24,193,443	$ 23,029,288

Average total loans, net of unearned income, during period	$ 23,039,017	$ 24,556,855	$ 25,361,201
Less: Average FHA/VA government-insured/guaranteed loans	(132,894)	(294,896)	(252,924)
Average loans used to calculate ratios	$ 22,906,123	$ 24,261,959	$ 25,108,277

Credit Quality Ratios (1)
Allowance for losses on loans/loans, net of unearned income	1.53%	1.42%	1.48%
Net charge-offs/average loans, net of unearned income (2)	.69	.41	.51
Provision for losses on loans/average loans, net of unearned income (2)	.79	.45	.53

____________________

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans (FHA/VA loans) since they represent minimal credit risk.

(2) Amounts annualized for June 30, 2002 and 2001.

Nonperforming Assets

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties
	June 30,		March 31,
	2002	2001	2002
	(Dollars in thousands)

Nonaccrual loans	$ 269,496	$ 223,609	$ 271,925
Restructured loans	562	1,166	2,892
Total nonperforming loans	270,058	224,775	274,817

Foreclosed properties
Other real estate owned, net	72,287	56,168	60,502
Other foreclosed property	794	1,593	898
Total foreclosed properties	73,081	57,761	61,400

Total nonperforming assets	$ 343,139	$ 282,536	$ 336,217

Loans past due 90 days or more and still accruing interest	$ 201,647	$ 131,995	$ 187,630

FHA/VA government-insured/guaranteed loans
Loans past due 90 days or more and still accruing interest	$ 35,086	$ 120,362	$ 38,941
Nonaccrual loans	1,668	2,296	1,824

Ratios (1)
Nonperforming loans/loans, net of unearned income	1.17%	.93%	1.20%
Nonperforming assets/loans, net of unearned income plus foreclosed properties	1.48	1.17	1.46
Allowance for losses on loans/nonperforming loans	131	153	128
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	.87	.55	.82

____________________

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:
	Nonaccrual Loans (1)			Loans Past Due 90 Days or More (1)
	June 30,		March 31,	June 30,		March 31,
	2002	2001	2002	2002	2001	2002
	(Dollars in thousands)
Loan Type
Commercial, financial and agricultural	$ 117,941	$ 76,609	$ 109,779	$ 22,806	$ 19,176	$ 25,570
Foreign	30	685	30	-	30	-
Real estate - construction	22,976	25,602	30,922	11,201	5,268	2,314
Real estate - mortgage
Secured by 1-4 family residential	40,758	57,150	45,362	142,181	82,718	130,606
Non-farm, nonresidential properties	64,268	36,347	57,270	9,968	6,629	16,831
Multifamily (5 or more) residential	14,688	19,154	17,437	8,288	10,809	4,314
Secured by farmland	4,483	3,653	4,141	1,220	697	640
Home equity	2,864	2,809	3,871	1,594	1,062	1,799
Consumer	1,450	1,582	3,080	4,272	5,240	4,889
Direct lease financing	38	18	33	117	366	667
Total	$ 269,496	$ 223,609	$ 271,925	$ 201,647	$ 131,995	$ 187,630

____________________

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

Loans Other than FHA/VA Loans. Nonperforming assets increased $6.9 million over the first quarter of 2002 and $60.6 million over June 30, 2001. A general increase in all categories of nonperforming assets has been experienced since the second quarter of 2001 primarily due to prevailing economic conditions. During the second quarter of 2002, there has been a decrease in loans past due less than 90 days and an increase in foreclosed property due to action taken on past due accounts. Nonperforming assets are expected to increase moderately through the balance of the year. Management believes the risk of losses in nonperforming assets will be mitigated by the diversity of the loan portfolio and the generally sound collateralization practices across the banking franchise. These are forward-looking statements, and actual results could differ because of several factors, including those mentioned in the Cautionary Statements Regarding Forward-Looking Information at the beginning of this discussion.

Loans past due 90 days or more and still accruing interest totaled $201.6 million, or .87% of loans, at June 30, 2002 compared to $132.0 million, or .55%, and $187.6 million, or .82% of loans, at June 30, 2001 and March 31, 2002, respectively. The preceding table details the composition of these loans. As discussed above, the increase in these loans related primarily to the slowing of the economy.

FHA/VA Loans. FHA/VA government-insured/guaranteed loans do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $35.1 million at June 30, 2002 which compares to $120.4 million and $38.9 million at June 30, 2001 and March 31, 2002, respectively. The decline in past due loans at June 30, 2002 compared to June 30, 2001 resulted primarily from the sale of $126.9 million in delinquent FHA/VA loans in the third quarter of 2001. At June 30, 2002, June 30, 2001 and March 31, 2002, $1.7 million, $2.3 million and $1.8 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

FHA/VA Foreclosure Claims

Provisions for losses related to FHA/VA claims are provided through noninterest expense as provisions for losses on FHA/VA foreclosure claims and the corresponding liability is carried in other liabilities. The provision for losses on FHA/VA foreclosure claims was $.3 million for both the three and six months ended June 30, 2002. At June 30, 2002, the Company had a reserve for FHA/VA claims losses of $2.9 million compared to $8.3 million and $3.0 million at June 30, 2001 and March 31, 2002, respectively.

Potential Problem Assets

Potential problem assets consist of assets that are generally secured and are not currently considered nonperforming. They include those assets where information about possible credit problems has raised serious doubts as to the ability of the borrowers to comply with present repayment terms. Historically, such assets have been loans, which have ultimately become nonperforming. At June 30, 2002, Union Planters had potential problem assets (all loans) aggregating $69.7 million, comprised of 16 loans, the largest of which is $11.8 million. This compares to potential problem assets (all loans) aggregating $44.4 million, comprised of 13 loans, at June 30, 2001 and $70.0 million, or 22 loans, at March 31, 2002.

Capital expenditures

During the first half of 2002, the Company capitalized approximately $28.7 million in expenditures for premises and equipment. Included in this amount are expenditures for hardware and software, as well as consulting fees directly related to their installation.

Deposits

Union Planters' deposit base is its primary source of liquidity and consists of deposits from the communities served by Union Planters.

	Average Deposits
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2002	2001	2002	2002	2001
	(Dollars in thousands)

Noninterest-bearing demand	$ 4,336,433	$ 4,077,740	$ 4,417,321	$ 4,376,654	$ 3,984,400
Money market	5,796,259	4,351,669	5,790,702	5,793,496	4,149,658
Interest-bearing checking	3,392,033	3,139,032	3,338,516	3,365,422	3,144,278
Savings	1,398,395	1,375,179	1,348,342	1,373,507	1,363,149
Other time	7,019,691	8,604,022	7,086,986	7,053,153	8,559,661
Total average core deposits	21,942,811	21,547,642	21,981,867	21,962,232	21,201,146
Certificates of deposit of $100,000 and over	1,578,785	2,129,634	1,633,504	1,605,994	2,196,118
Total average deposits	$ 23,521,596	$ 23,677,276	$ 23,615,371	$ 23,568,226	$ 23,397,264

Average deposits were $23.5 billion for the second quarter of 2002 compared to $23.7 billion for the second quarter of 2001 and $23.6 billion for the first quarter of 2002. Core deposits for the second quarter of 2002 increased $395.2 million over the second quarter of 2001 and were down $39.1 million from the first quarter of 2002. Overall, deposits decreased $155.7 million from second quarter of 2001 and $93.8 million from the first quarter of 2002. Average deposits were impacted by sales of branches over the past year having deposit balances of over $1.0 billion. Excluding these sales, deposits for the second quarter of 2002 increased $887.8 million over the second quarter of 2001 and decreased $63.5 million from the first quarter of 2002.

Short-Term Borrowings

Short-term borrowings were $2.5 billion at June 30, 2002 compared to $4.0 billion at June 30, 2001 and $1.7 billion at March 31, 2002. Average short-term borrowings for the second quarter of 2002 declined $2.4 billion and $81.5 million, respectively, compared to the same quarter last year and the first quarter of 2002. The composition of this decrease, primarily short-term FHLB advances, federal funds purchased and securities sold under agreements to repurchase, has resulted from the strategic repositioning of the balance sheet referenced in the Investment Securities, Loan, and Market Risk and Asset/Liability Management discussions. Reference is made to the Investment Securities, Loan, and Market Risk and Asset/Liability Management discussions for additional information.

Short- and Medium-Term Senior Notes

On June 7, 2002, UPB issued $600.0 million in Medium-Term Senior Notes under its $5.0 billion senior and subordinated bank note program. The notes carry an interest rate of 5.125% annually and mature in June 2007. The funds from the issuance were used for general corporate purposes. At December 31, 2001, there were no notes outstanding under this program. At June 30, 2001, there was $60.0 million outstanding.

Shareholders' Equity

Union Planters' total shareholders' equity increased $23.1 million from December 31, 2001 to $3.2 billion at June 30, 2002. The major items affecting shareholders' equity are as follows:

  $ 116.6 million increase due to retained net earnings (net earnings less dividends paid)
  $ 33.2 million increase due to the net change in the unrealized gain or loss on available for sale investment securities
  $ 20.9 million increase due to common stock issued for employee benefit plans
  $ 148.0 million decrease due to common shares purchased and retired (4.5 million shares purchased)

The Board of Directors authorized the purchase from time to time of up to 10.7 million shares. During 2002, 1.5 million shares were purchased, bringing the total purchased under this authorization to 4.0 million. The Board of Directors also authorized the purchase of 6.6 million shares issued in the Jefferson Heritage acquisition. During 2002, 3.0 million shares were purchased under this authorization, which completed the acquisition of the shares issued.

Subsequent to June 30, 2002, Union Planters purchased and retired 3.0 million shares of its common stock. This brings the total number of shares purchased under the Board of Directors' authorization of 10.7 million shares to 7.0 million.

Capital Adequacy

The following table presents information concerning Union Planters Corporation's and Union Planters Bank, National Association's risk-based capital and capital adequacy ratios. The regulatory capital ratios qualify both entities for the "well-capitalized" regulatory classification.

Union Planters Corporation

Risk-Based Capital

	June 30,		December 31,
	2002	2001	2001
	(Dollars in millions)

Tier 1 capital	$ 2,438	$ 2,311	$ 2,440
Total capital	3,618	3,533	3,628
Risk-weighted assets	25,216	25,784	25,021
Ratios
Leverage (1)	7.80%	6.87%	7.56%
Tier 1 risk-based capital	9.67	8.96	9.75
Total risk-based capital	14.35	13.70	14.46
Total shareholders' equity/total assets (at period-end)	10.02	9.07	9.71
Average shareholders' equity/average total assets	9.98	8.68	9.06

    Based on period-end capital and quarterly adjusted average assets.

Union Planters Bank, National Association

Risk-Based Capital

	June 30,		December 31,
	2002	2001	2001
	(Dollars in millions)

Tier 1 capital	$ 2,448	$ 2,160	$ 2,259
Total capital	3,051	2,762	2,854
Risk-weighted assets	24,994	24,904	24,406
Ratios
Leverage (1)	7.93%	6.67%	7.24%
Tier 1 risk-based capital	9.80	8.67	9.26
Total risk-based capital	12.21	11.09	11.70

    Based on period-end capital and quarterly adjusted average assets.

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

Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries and interest on its available for sale investment securities portfolio. At June 30, 2002, the parent company had cash and cash equivalents totaling $471.2 million, which compares to $452.8 million and $518.4 million, respectively, at March 31, 2002 and December 31, 2001. Net working capital (total assets maturing within one year less similar liabilities) was $440.5 million, which compares to $455.5 million and $502.0 million, respectively, at March 31, 2002 and December 31, 2001.

At July 1, 2002, the parent company could have received dividends from subsidiaries of $324.1 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries will be dependent on the future earnings and capital and liquidity considerations. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Union Planters' assets and liabilities are principally financial in nature, and the resulting earnings, primarily net interest income, are subject to change as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect pricing decisions on assets and liabilities, and the resulting net interest income represented approximately 66% of Union Planters' revenues for the three months ended June 30, 2002. Consequently, a substantial part of Union Planters' risk-management activities are devoted to managing interest rate risk. Currently, Union Planters does not have any significant risks related to foreign exchange, commodities or equity risk.

Interest Rate Risk

Since one of the most important aspects of management's efforts to sustain long-term profitability for Union Planters is the management of interest rate risk, management's goal is to optimize net interest income within acceptable levels of interest rate and liquidity risk. To achieve this goal, a proper balance must be maintained between assets and liabilities with respect to size, maturity, repricing date, rate of return and degree of risk. Reference is made to the Investment Securities, Loans and Other Earning Assets discussions for additional information regarding the risks related to these items.

Union Planters' Asset/Liability Management Committee (the ALCO Committee) oversees the management of interest rate risk, investments, capital and liquidity management activities. The ALCO Committee meets monthly and reviews the outlook for the economy and interest rates, Union Planters' balance sheet structure, yields on earning assets and rates on interest-bearing liabilities, and the impact of anticipated business activities on these items. The primary method of analyzing and managing interest rate risk at Union Planters is simulation analysis (projecting net interest income under various interest rate and balance sheet assumptions).

Interest rate risk is evaluated by conducting balance sheet simulations to project net interest income for twelve months forward under various interest rate scenarios. Each of these scenarios is compared with a base case scenario wherein current market rates and current period balances are held constant for the simulation period.

The scenarios include immediate "shocks" to current rates of 200 basis points up and down and a "most likely" scenario in which current rates are moved according to economic forecasts and management's expectations of changes in administered rates. At June 30, 2002, an additional scenario of 100 basis points down was run due to the unique interest rate environment in which a 200 basis point decrease would drive many key market interest rates below zero, and, therefore, the risk assessment would not be meaningful.

The results of these simulations are compared to policy guidelines approved by the ALCO Committee, which limit the change in net interest income to 20% of net earnings when compared with the base case (flat) scenario.

The impact of changes in interest rates on net earnings, stated in terms of annual dollar amount and percentage of net earnings, are as follows:

	June 30, 2002		December 31, 2001
	(Dollars in millions)

Immediate 200 basis point rise in rates	$ 14.1	2.8%	$ (12.4)	2.8%
Immediate 100 basis point decline in rates	(21.0)	4.1	(3.4)	1.0
Most likely change in rates (a)	15.2	3.0	(0.9)	1.0

____________________

(a) The most likely change scenario at June 30, 2002 reflects a 175 basis point increase in federal funds rate over 12 months of simulation. At December 31, 2001 the scenario reflects a 175 basis point increase in federal funds rate over the last 8 months of simulation.

The key assumptions used in simulation analysis include the following:

  Prepayment rates on mortgage-related assets and fixed rate loans
  Cash flows and repricings of all financial instruments
  Changes in volumes and pricing
  Future shapes of the yield curve
  Relationship of market interest rates to each other (basis risk)
  Credit spread
  Deposit sensitivity
  Management's financial plan

The assumptions are inherently uncertain, and, as a result, the simulation cannot precisely estimate net interest income nor predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions and management strategies.

The following Repricing Gap analysis illustrates the cash flows and repricings under a stable rate environment that are fundamental to the simulations used by management to manage the interest rate risk position of the Company:

Union Planters Corporation and Subsidiaries

Repricing Gap Analysis at June 30, 2002
	Interest-Sensitive Within (1) and (7)
	0-90	91-180	181-365	1-3	3-5	5-15	Over	Noninterest-
	Days	Days	Days	Years	Years	Years	15 Years	Bearing	Total
	(Dollars in millions)
Assets
Loans and leases (2), (3) and (4)	$ 10,246	$ 1,726	$ 2,788	$ 5,517	$ 1,983	$ 358	$ 19	$ 675	$ 23,312
Investment securities (5) and (6)	463	246	385	1,736	916	905	140	138	4,929
Other earning assets	1,524	-	-	-	-	-	-	-	1,524
Other assets	-	-	-	-	-	-	-	2,640	2,640
Total assets	$ 12,233	$ 1,972	$ 3,173	$ 7,253	$ 2,899	$ 1,263	$ 159	$ 3,453	$ 32,405

Sources of funds
Money market deposits (7) and (8)	$ 4,407	$ -	$ 538	$ 538	$ -	$ -	$ -	$ -	$ 5,483
Savings and interest-bearing checking deposits (7) and (8)	1,573	-	-	1,573	-	1,621	-	-	4,767
Other time deposits	1,505	1,267	1,555	1,987	638	23	2	-	6,977
Certificates of deposit of $100,000 and over	400	278	300	400	163	-	-	-	1,541
Short-term borrowings	2,487	-	-	-	-	-	-	-	2,487
Federal Home Loan Bank advances	500	-	100	141	-	220	-	-	961
Other long-term debt	92	-	-	75	700	800	199	-	1,866
Noninterest-bearing deposits	-	-	-	-	-	-	-	4,436	4,436
Other liabilities	-	-	-	-	-	-	-	640	640
Shareholders' equity	-	-	-	-	-	-	-	3,247	3,247
Total sources of funds	$ 10,964	$ 1,545	$ 2,493	$ 4,714	$ 1,501	$ 2,664	$ 201	$ 8,323	$ 32,405

Interest rate sensitivity gap	$ 1,269	$ 427	$ 680	$ 2,539	$ 1,398	$(1,401)	$ (42)	$(4,870)
Cumulative interest rate sensitivity gap (8)	1,269	1,696	2,376	4,915	6,313	4,912	4,870
Cumulative gap as a percentage of total assets (8)	4%	5%	7%	15%	19%	15%	15%

____________________

Management has made the following assumptions in presenting the above analysis:

(1) Assets and liabilities are generally scheduled according to their earliest repricing dates regardless of their contractual maturities.

(2) Nonaccrual loans and accounts receivable-factoring are included in the noninterest-bearing category.

(3) Fixed-rate mortgage loan maturities are estimated on the current prevailing principal prepayment patterns of compatible mortgage-backed securities.

(4) Delinquent FHA/VA loans are scheduled based on foreclosure and repayment patterns.

(5) The scheduled maturities of mortgage-backed securities and CMOs assume principal prepayment of these securities on dates estimated by management, relying primarily upon current and consensus interest rate forecasts in conjunction with the latest three-month historical prepayment schedules.

(6) Securities are generally scheduled according to their call dates when valued at a premium to par.

(7) Money market deposits, interest-bearing checking and savings deposits that have no contractual maturities are scheduled according to management's best estimate of their repricing in response to changes in market rates. The impact of changes in market rates would be expected to vary by product type and market.

(8) If all money market, interest-bearing checking and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative (17%), (17%) and (14%) for the 0-90 Days, 91-180 Days and 181-365 Days categories and positive 3%, 11%, 13% and 13%, respectively, for the 1-3 Years, 3-5 Years, 5-15 Years and over 15 Years categories at June 30, 2002.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Union Planters and/or its various subsidiaries are parties to certain pending or threatened civil actions, which are described in Item 3, Part I of the Union Planters' 2001 Form 10-K, Form 8-K dated June 6, 2002 and in Note 20 to Union Planters' consolidated financial statements, in the Proxy and Annual Financial Disclosures. Various other legal proceedings pending against Union Planters and /or its subsidiaries have arisen in the ordinary course of business.

On May 1, 2002, Union Planters Bank, N.A. filed a complaint against Continental Casualty Company in the United States District Court for the Western District of Tennessee (Docket No. is 02-cv-2321-Ma) seeking recovery under the insurance policy it maintains with Continental Casualty Company for the damages resulting from fraud associated with a $25 million mortgage warehouse line of credit extended by UPB. UPB charged off the line of credit in the quarter ended September 30, 2001, and established a $17 million receivable for the estimated recovery under the insurance policy.

While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that neither Union Planters' financial position, results of operations nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no other significant developments during the second quarter of 2002 in any of the pending or threatened actions that affected such opinion.

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

Union Planters Corporation Annual Meeting

The Company's Annual Meeting of Shareholders was held on April 18, 2002. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting. Voting tabulations have not been adjusted for the stock spilt. There were no broker nonvotes as all proposals were deemed to be discretionary.

(1) The following persons nominated as Directors were elected:
	For	Withhold Authority
Class I
Michael S. Starnes	113,896,136	1,692,572
Class II
Robert R. Waller	112,646,433	2,965,358
Class III
Samuel W. Bartholomew	112,585,787	3,002,921
Parnell S. Lewis, Jr.	112,646,433	2,942,215
Jackson W. Moore	113,529,931	2,058,837
Jorge M. Perez	113,525,585	2,063,123
John R. Roberts	112,866,747	2,721,961

Directors continuing in office are as follows: Albert M. Austin, George W. Bryan, Lou Ann Poynter, James E. Harwood, Richard A. Trippeer, Jr. and Spence L. Wilson.

(2) The senior management performance incentive plan was ratified by the following vote:

For	Against	Abstain
103,582,976	10,032,987	1,972,714

(3)  The amendment to the 1992 stock incentive plan was ratified by the following vote:

For	Against	Abstain
71,038,608	13,756,573	1,929,944

(4) The selection by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2002 was ratified by the following vote:

For	Against	Abstain
110,918,845	3,677,699	992,164

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits:

3	Amended and Restated Bylaws, as most recently amended on October 18, 2001, of Union Planters Corporation
4(a)

Amended and Restated Issuing and Paying Agency Agreement between Union Planters Bank, National Association and Bank One Trust Company, N.A. (successor to The First National Bank of Chicago) for the Bank Note Program under which Union Planters Bank, National Association can issue Senior and Subordinated Bank Notes with maturities ranging from 30 days to 30 years (the "Bank Note Program"), including as Exhibits A-1 through A-4 the forms of the Global Senior and Subordinated Bank Notes (Fixed and Floating Rate)

4(b)

Amended and Restated Interest Calculation Agreement between Union Planters Bank, National Association and Bank One Trust Company, N.A. (successor to The First National Bank of Chicago) for the Bank Note Program

4(c)	Amended and Restated Administrative Procedures for use in the Bank Note Program
4(d)	Global Senior Bank Notes (Fixed Rate) issued in the Bank Note Program on June 7, 2002
10(a)	Union Planters Corporation 2002 Senior Management Performance Incentive Plan
10(b)	Union Planters Corporation Amended and Restated 1992 Stock Incentive Plan
11	Computation of Earnings Per Share Incorporated by reference to Note 10 to Union Planters' unaudited interim consolidated financial statements included herein
99(a)	Certification of Chief Executive Officer
99(b)	Certification of Chief Financial Officer

Reports on Form 8-K:

	Date of Current Report	Subject
1.	April 18, 2002	Press release announcing first quarter 2002 net earnings, reported under Item 5
2.	April 19, 2002	Slides from the annual shareholders' meeting, reported under item 9
3.	April 23, 2002	Press release announcing the first quarter dividend and a three-for-two stock split, reported under item 5
4	June 6, 2002

Information concerning Union Planters Bank, N.A.'s issuance of $600 million in senior notes, selected financial information adjusted to reflect a three-for-two stock split and updated pending litigation, reported under Item 5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNION PLANTERS CORPORATION
(Registrant)

Date: August 12, 2002	By: /s/ Jackson W. Moore
Jackson W. Moore, Chairman,
President and Chief Executive Officer

Date: August 12, 2002	By: /s/ Bobby L. Doxey
Bobby L. Doxey
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit number	Description
3	Amended and Restated Bylaws, as most recently amended on October 18, 2001, of Union Planters Corporation
4(a)

Amended and Restated Issuing and Paying Agency Agreement between Union Planters Bank, National Association and Bank One Trust Company, N.A. (successor to The First National Bank of Chicago) for the Bank Note Program under which Union Planters Bank, National Association can issue Senior and Subordinated Bank Notes with maturities ranging from 30 days to 30 years (the "Bank Note Program"), including as Exhibits A-1 through A-4 the forms of the Global Senior and Subordinated Bank Notes (Fixed and Floating Rate)

4(b)

Amended and Restated Interest Calculation Agreement between Union Planters Bank, National Association and Bank One Trust Company, N.A. (successor to The First National Bank of Chicago) for the Bank Note Program

4(c)	Amended and Restated Administrative Procedures for use in the Bank Note Program
4(d)	Global Senior Bank Notes (Fixed Rate) issued in the Bank Note Program on June 7, 2002
10(a)	Union Planters Corporation 2002 Senior Management Performance Incentive Plan
10(b)	Union Planters Corporation Amended and Restated 1992 Stock Incentive Plan
11	Computation of Earnings Per Share Incorporated by reference to Note 10 to Union Planters' unaudited interim consolidated financial statements included herein
99(a)	Certification of Chief Executive Officer
99(b)	Certification of Chief Financial Officer