Form 10-Q
period 2002-09-30
UNION PLANTERS CORP
filed 2002-11-13
CIK 100893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common stock $5 par value	198,127,037

UNION PLANTERS CORPORATION AND SUBSIDIARIES

Form 10-Q For the Three Months Ended September 30, 2002

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

Note 4. Nonperforming Loans *

Note 5. Allowance for Losses on Loans *

Note 6. Borrowings *

Note 7. Shareholders' Equity *

Note 8. Other Noninterest Income and Expense *

Note 9. Income Taxes *

Note 10. Earnings Per Share *

Note 11. Mortgage Loan Servicing *

Note 12. Intangible Assets *

Note 13. Line of Business Reporting *

Note 14. Contingent Liabilities *

Note 15. Derivative Financial Instruments *

Note 16. Subsequent Event *

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations *

Item 3 - Quantitative and Qualitative Disclosures About Market Risk *

Item 4 - Controls and Procedures *

PART II - OTHER INFORMATION *

Item 1 - Legal Proceedings *

Item 2 - Changes in Securities *

Item 3 - Defaults Upon Senior Securities *

Item 4 - Submission of Matters to a Vote of Security Holders *

Item 5 - Other Information *

Item 6 - Exhibits and Reports on Form 8-K *

SIGNATURES *

CERTIFICATIONS *

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)
Assets
Cash and due from banks	$ 829,474	$ 762,923	$ 953,846
Interest-bearing deposits at financial institutions	112,816	47,293	54,351
Federal funds sold and securities purchased under agreements to resell	41,139	52,539	13,067
Trading account assets	310,808	237,292	263,315
Loans held for resale	1,870,863	1,226,839	1,862,637
Available for sale securities (amortized cost: $4,608,555, $4,981,800 and $4,694,248, respectively)	4,757,020	5,123,428	4,780,629
Loans:
Commercial, financial and agricultural	5,353,903	5,280,743	5,145,917
Foreign	268,209	407,733	397,737
Accounts receivable - factoring	758,269	711,156	640,312
Real estate - construction	2,295,836	2,346,178	2,190,854
Real estate - mortgage
Secured by 1-4 family residential	4,526,492	5,542,735	5,166,097
FHA/VA government-insured/guaranteed	213,169	177,182	133,751
Non-farm, nonresidential properties	5,028,295	4,686,335	4,821,293
Multi-family (5 or more) residential	870,681	817,264	846,259
Secured by farmland	491,637	448,401	462,676
Home equity	1,383,561	866,709	935,841
Consumer	2,088,879	2,492,639	2,338,560
Direct lease financing	81,487	105,879	104,705
Total loans	23,360,418	23,882,954	23,184,002
Less: Unearned income	(24,652)	(21,331)	(20,963)
Allowance for losses on loans	(356,561)	(342,194)	(341,930)
Net loans	22,979,205	23,519,429	22,821,109
Premises and equipment, net	544,197	577,608	556,686
Accrued interest receivable	210,883	266,763	245,847
FHA/VA claims receivable, net	34,712	62,281	55,813
Mortgage servicing rights, net	235,411	162,612	150,303
Goodwill, net	769,491	799,001	780,612
Other intangibles, net	132,789	155,945	146,695
Other assets	418,927	392,888	512,694
Total assets	$ 33,247,735	$ 33,386,841	$ 33,197,604

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$ 4,788,926	$ 4,239,866	$ 4,509,944
Certificates of deposit of $100,000 and over	1,623,473	1,817,284	1,602,117
Other interest-bearing	16,902,336	17,441,908	17,318,441
Total deposits	23,314,735	23,499,058	23,430,502
Short-term borrowings	3,048,855	3,224,990	3,076,679
Short- and medium-term senior notes	598,141	20,000	-
Federal Home Loan Bank advances	960,743	1,461,530	1,461,190
Other long-term debt	1,249,688	1,275,780	1,275,509
Accrued interest, expenses and taxes	247,482	281,705	282,211
Other liabilities	595,798	412,947	447,772
Total liabilities	30,015,442	30,176,010	29,973,863

Commitments and contingent liabilities (Note 14)	-	-	-

Shareholders' equity
Convertible preferred stock	12,959	16,478	16,101
Common stock, $5 par value; 300,000,000 shares authorized; 200,055,546 issued and outstanding (206,035,884 at September 30, 2001 and 206,113,331 at December 31, 2001)	1,000,278	1,030,179	1,030,567
Additional paid-in capital	538,007	534,690	535,378
Retained earnings	1,606,363	1,553,309	1,600,153
Unearned compensation	(19,353)	(13,472)	(13,022)
Accumulated other comprehensive income	94,039	89,647	54,564
Total shareholders' equity	3,232,293	3,210,831	3,223,741
Total liabilities and shareholders' equity	$ 33,247,735	$ 33,386,841	$ 33,197,604

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$ 382,905	$ 475,446	$ 1,162,716	$ 1,507,139
Interest on investment securities
Taxable	58,353	63,511	174,755	223,478
Tax-exempt	9,666	14,656	32,932	45,107
Interest on deposits at financial institutions	680	409	1,653	1,546
Interest on federal funds sold and securities purchased under agreements to resell	214	853	1,263	1,856
Interest on trading account assets	2,522	3,418	7,143	12,064
Interest on loans held for resale	19,469	21,773	59,035	52,006
Total interest income	473,809	580,066	1,439,497	1,843,196

Interest expense
Interest on deposits	102,650	184,837	336,792	609,196
Interest on short-term borrowings	9,848	30,025	25,384	160,542
Interest on long-term debt	36,954	42,526	113,606	123,590
Total interest expense	149,452	257,388	475,782	893,328

Net interest income	324,357	322,678	963,715	949,868
Provision for losses on loans	48,000	41,933	137,901	96,133

Net interest income after provision for losses on loans	276,357	280,745	825,814	853,735

Noninterest income
Service charges on deposit accounts	61,126	53,694	170,005	163,401
Mortgage banking revenue	59,606	51,279	154,123	138,689
Merchant services income	528	10,430	10,978	31,392
Factoring commissions and fees	11,571	9,620	31,142	28,700
Trust service income	7,290	6,954	21,529	21,026
Profits and commissions from trading activities	1,831	1,339	4,407	6,226
Investment securities (losses) gains	(1,300)	580	10,736	8,934
Investments and insurance	15,989	13,544	42,997	37,199
Other income	37,465	48,901	106,187	112,859
Total noninterest income	194,106	196,341	552,104	548,426

Noninterest expense
Salaries and employee benefits	139,476	139,062	401,206	404,575
Net occupancy expense	25,923	26,603	77,463	78,143
Equipment expense	20,679	22,026	61,570	66,649
Goodwill amortization	3,652	12,089	10,956	36,184
Other intangibles amortization	4,087	4,240	12,303	12,968
Other expense	82,281	103,571	252,992	307,737
Total noninterest expense	276,098	307,591	816,490	906,256

Earnings before income taxes	194,365	169,495	561,428	495,905
Income taxes	60,136	57,491	173,706	168,209
Net earnings	$ 134,229	$ 112,004	$ 387,722	$ 327,696

Net earnings applicable to common shares	$ 133,969	$ 111,703	$ 386,968	$ 326,630

Earnings per common share
Basic	$ .67	$ .54	$ 1.91	$ 1.59
Diluted	.66	.54	1.88	1.58

Dividends per common share	.33	.33	1.00	1.00

Average common shares outstanding (in thousands)
Basic	200,501	205,798	203,049	205,397
Diluted	202,918	208,330	205,928	207,841

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance, January 1, 2002	$ 16,101	$ 1,030,567	$ 535,378	$ 1,600,153	$ (13,022)	$ 54,564	$ 3,223,741
Comprehensive income
Net earnings	-	-	-	387,722	-	-	387,722
Other comprehensive income, net of taxes
Net change in unrealized gain on available for sale securities	-	-	-	-	-	39,475	39,475
Total comprehensive income							427,197
Dividends
Common dividends	-	-	-	(203,041)	-	-	(203,041)
Preferred dividends - Series E	-	-	-	(754)	-	-	(754)
Common stock issued under employee benefit plans, net of exchanges	-	4,745	22,654	-	(7,778)	-	19,621
Amortization of restricted stock grants	-	-	-	-	1,447	-	1,447
Conversion of preferred stock	(3,142)	817	2,325	-	-	-	-
Cash paid for fractional shares relating to stock split	-	(5,628)	5,286	-	-	-	(342)
Common stock purchased and retired	-	(30,223)	(27,636)	(177,717)	-	-	(235,576)
Balance, September 30, 2002	$ 12,959	$ 1,000,278	$ 538,007	$ 1,606,363	$ (19,353)	$ 94,039	$ 3,232,293

	Before Tax	Tax	Net of Tax
	Amount	Expense	Amount
Disclosure of reclassification amount:
Change in the unrealized gain on available for sale securities arising during the period	$ 51,348	$ (18,576)	$ 32,772
Less: Reclassification for gains included in net earnings	10,736	(4,033)	6,703
Net change in the unrealized gain on available for sale securities	$ 62,084	$ (22,609)	$ 39,475

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001
	(Dollars in thousands)
Operating activities
Net earnings	$ 387,722	$ 327,696
Reconciliation of net earnings to net cash provided (used) by operating activities:
Provision for losses on loans	137,901	96,133
Depreciation and amortization of premises and equipment	49,701	58,582
Amortization of goodwill and other intangibles	23,259	49,152
Amortization and impairment of mortgage servicing rights, net	13,171	30,088
Net amortization of investment securities	9,620	6,765
Net realized gains on sales of investment securities	(10,736)	(8,934)
Gain on sale of residential mortgage loans	(48,608)	(21,555)
Gain on sale of branches	(2,881)	(20,716)
Deferred income tax expense	22,632	27,094
Increase in trading account assets and loans held for resale	(7,111)	(773,146)
Decrease in other assets	49,882	46,797
Net increase in accrued interest, expenses, taxes and other liabilities	284	10,100
Other, net	-	3,112
Net cash provided (used) by operating activities	624,836	(168,832)

Investing activities
Net (increase) decrease in short-term investments	(58,465)	1,751
Proceeds from sales of available for sale securities	370,292	1,115,352
Proceeds from maturities, calls and prepayments of available for sale securities	892,941	1,003,418
Purchases of available for sale securities	(1,027,577)	(207,125)
Net (increase) decrease in loans	(366,532)	56,358
Net cash received from acquired institutions	15,891	61,970
Sale of residential real estate loans	-	1,172,601
Purchases of premises and equipment, net	(39,707)	(25,300)
Net cash (used) provided by investing activities	(213,157)	3,179,025

Financing activities
Net increase (decrease) in deposits	14,882	(189,480)
Net decrease in short-term borrowings	(27,824)	(2,870,466)
Proceeds from issuance of long-term debt	598,593	1,467,415
Repayment of long-term debt	(536,041)	(1,190,820)
Net cash paid for sales of deposits	(137,455)	(189,908)
Proceeds from issuance of common stock	19,621	17,195
Cash paid for fractional shares relating to stock split	(342)	-
Purchase and retirement of common stock	(235,576)	(87,692)
Cash dividends paid	(203,837)	(205,677)
Net cash used by financing activities	(507,979)	(3,249,433)

Net decrease in cash and cash equivalents	(96,300)	(239,240)
Cash and cash equivalents at the beginning of the period	966,913	1,054,702
Cash and cash equivalents at the end of the period	$ 870,613	$ 815,462

Supplemental disclosures
Cash paid for
Interest	$ 502,004	$ 965,445
Income taxes	150,454	131,540
Non-cash items
Unrealized gain on securities available for sale	148,465	141,628
Available for sale securities, pending settlement	148,455	-

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Accounting

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been included.

The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, Union Planters or the Company) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except for newly issued accounting pronouncements discussed below. The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in Appendix C of Union Planters Corporation's Definitive Proxy Statement for the Annual Shareholders' Meeting held April 18, 2002 (the Definitive Proxy Statement including the 2001 Annual Financial Disclosures are referred to as the Proxy and Annual Financial Disclosures). Certain prior period amounts have been reclassified to conform with the 2002 financial reporting presentation.

Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This standard addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition and supercedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." SFAS No. 142 changes the accounting for goodwill and other intangible assets in the following significant respects:

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

Union Planters adopted this standard on January 1, 2002. For the three and nine months ended September 30, 2002, the net impact on the consolidated statement of earnings was an increase in net earnings of $8.0 million and $24.1 million, respectively. See Note 12 for further discussion.

In October 2001, the FASB issued interpretive guidance for SFAS No. 142 affirming that intangible assets acquired through the purchase of branches will continue to be amortized. This resulted in the continued amortization of certain unidentified intangibles included in goodwill associated with branch purchases. During the three and nine months ended September 30, 2002, this amortization expense was $3.7 million and $11.0 million, respectively.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This statement amends the accounting for acquisitions of branches qualifying as a business. Such acquisitions will now be accounted for in accordance with SFAS No. 142. Thus, the requirement to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this statement. During the fourth quarter, Union Planters, will adopt this standard and, as required, restate net earnings for the first three quarters of the year, reversing approximately $6.8 million of pretax amortization expense incurred during the first nine months of 2002. The effect on net earnings for the first nine months of 2002 is expected to be $4.7 million or $.02 per diluted share. Unidentifiable intangible assets included in goodwill with a book value of $61.4 million will continue to be amortized, resulting in quarterly amortization expense of $1.4 million.

Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business and amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." Significant changes in accounting include:

  Establishment of a single accounting model for long-lived assets to be disposed of by sale.
  Goodwill is no longer included in the scope of this guidance.
  Long-lived assets to be abandoned are now required to have depreciable lives that are in accordance with APB Opinion No. 20, "Accounting Changes."
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

Costs associated with Exit or Disposal Activities. In June of 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." Previous guidance required expenses for exit or disposal activities to be accrued when the exit or disposal plan was approved by management and the liability was probable and quantifiable regardless of when the expense would be incurred. This standard requires that liabilities or costs associated with such activities be recognized when incurred. This standard also requires that any such liability be recognized initially at fair value. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002 with earlier application permitted. Union Planters will adopt the new standard as required and does not expect it to have a material impact on the Company's financial condition, results of operations or cash flows.

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

Union Planters previously announced its intent to purchase common shares up to the number of shares issued in the transaction, and at September 30, 2002, all shares had been purchased and retired.

Note 3. Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	September 30, 2002
	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government and federal agencies
U.S. Treasury	$ 64,523	$ 2,788	$ -	$ 67,311
U.S. Government agencies
Collateralized mortgage obligations	1,817,806	43,752	8	1,861,550
Mortgage-backed	369,275	20,490	2	389,763
Other	154,552	7,081	16	161,617
Total U.S. Government and federal agencies	2,406,156	74,111	26	2,480,241
Obligations of states and political subdivisions	760,566	45,351	155	805,762
Other stocks and securities	1,441,833	30,580	1,396	1,471,017
Total available for sale securities	$ 4,608,555	$ 150,042	$ 1,577	$ 4,757,020

	December 31, 2001
	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government and federal agencies
U.S. Treasury	$ 78,414	$ 1,478	$ 156	$ 79,736
U.S. Government agencies
Collateralized mortgage obligations	1,699,771	34,352	1,480	1,732,643
Mortgage-backed	355,830	9,323	621	364,532
Other	324,361	9,421	95	333,687
Total U.S. Government and federal agencies	2,458,376	54,574	2,352	2,510,598
Obligations of states and political subdivisions	1,084,757	24,065	4,049	1,104,773
Other stocks and securities	1,151,115	21,277	7,134	1,165,258
Total available for sale securities	$ 4,694,248	$ 99,916	$ 13,535	$ 4,780,629

Investment securities having a fair value of approximately $2.2 billion at September 30, 2002 and December 31, 2001 were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances.

Included in available for sale investment securities is $271.1 million and $269.9 million of Federal Home Loan Bank and Federal Reserve Bank stock at September 30, 2002 and December 31, 2001, respectively, for which there is no readily determinable market value.

The following table presents the gross realized gains and losses on available for sale investment securities for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Dollars in thousands)

Realized gains	$ 564	$ 591	$ 12,789	$ 11,628
Realized losses	1,864	11	2,053	2,694

The loss during the third quarter of 2002 is related to interest only strips arising from Union Planters' sales and securitizations of mortgage loans, which had an other than temporary decline in value due to increased prepayment speeds on the underlying mortgages that was accounted for as a realized loss.

Note 4. Nonperforming Loans

Nonperforming loans are summarized as follows:

	September 30,	December 31,
	2002	2001
	(Dollars in thousands)

Nonaccrual loans	$ 298,689	$ 234,405
Restructured loans	561	868
Total nonperforming loans	$ 299,250	$ 235,273

FHA/VA government-insured/guaranteed
loans on nonaccrual status	$ 1,659	$ 1,872

Note 5. Allowance for Losses on Loans

The changes in the allowance for losses on loans for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Dollars in thousands)

Beginning balance	$ 353,566	$ 342,868	$ 341,930	$ 335,452
Provision for losses on loans	48,000	41,933	137,901	96,133
Recoveries of loans previously charged off	10,911	29,290	28,860	54,014
Loans charged off	(55,916)	(71,222)	(152,130)	(145,867)
Increase due to acquisitions	-	-	-	5,753
Decrease due to sale of loans	-	(675)	-	(3,291)
Ending balance	$ 356,561	$ 342,194	$ 356,561	$ 342,194

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

Short-term borrowings are summarized as follows:

	September 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)
Balances at period-end
Short-term FHLB advances	$ 400,000	$ 400,000	$ 400,000
Federal funds purchased	1,293,935	1,414,345	1,266,804
Securities sold under agreements to repurchase	1,329,758	1,408,905	1,408,134
Other short-term borrowings	25,162	1,740	1,741
Total short-term borrowings	$ 3,048,855	$ 3,224,990	$ 3,076,679

Federal funds purchased and securities sold under agreements to repurchase
Year-to-date daily average balance	$ 2,176,550	$ 3,370,256	$ 3,198,989
Weighted average interest rate	1.49%	4.43%	2.54%
Short-term FHLB advances
Year-to-date daily average balance	$ 90,842	$ 1,249,817	$ 1,035,616
Weighted average interest rate	1.80%	5.21%	4.93%

Short- and Medium-Term Senior Notes

Union Planters has a $5.0 billion senior and subordinated bank note program. Under the program, Union Planters Bank, N.A. (UPB) may issue senior bank notes with maturities ranging from 30 days to one year from their respective issue dates (Short-Term Senior Notes), senior bank notes with maturities more than one year to 30 years from their respective dates of issue (Medium-Term Senior Notes) and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At September 30, 2002, September 30, 2001 and December 31, 2001, there were no Subordinated Notes outstanding under this program. At September 30, 2002 and December 31, 2001, there were no Short-Term Senior Notes outstanding.

On June 7, 2002, UPB issued $600.0 million in Medium-Term Senior Notes. The notes carry an interest rate of 5.125% annually and mature in June 2007. A summary of the Medium-Term Senior Notes outstanding is as follows:

Medium-Term Senior Notes
	September 30,		December 31,
	2002	2001	2001
(Dollars in thousands)

Fixed-rate notes at period-end	$ 598,141	$ 20,000	$ -
Range of maturities	6/07	10/01	-

Federal Home Loan Bank Advances

Certain of Union Planters' banking and thrift subsidiaries had outstanding advances with original maturity dates of greater than one year from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the outstanding advances. At September 30, 2002, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

	September 30,		December 31,
	2002	2001	2001
(Dollars in thousands)

Balance at period-end	$ 960,743	$ 1,461,530	$ 1,461,190
Range of interest rates	1.71% - 6.92%	1.75% - 6.92%	1.75% - 6.92%
Range of maturities	2002 - 2021	2001 - 2021	2002 - 2021

Other Long-Term Debt

Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the Proxy and Annual Financial Disclosures for additional information regarding these borrowings.

	September 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)

8.20% Trust Preferred Securities	$ 207,244	$ 199,106	$ 199,115
6.25% Subordinated Notes due 2003	74,443	74,391	74,404
6.75% Subordinated Notes due 2005	99,817	99,758	99,773
7.75% Subordinated Notes due 2011	499,242	499,153	499,175
6.50% Putable/Callable Subordinated Notes due 2018	301,607	300,729	300,682
Variable-rate asset-backed certificates	66,667	100,000	100,000
Other long-term debt	668	2,643	2,360
Total other long-term debt	$ 1,249,688	$ 1,275,780	$ 1,275,509

Note 7. Shareholders' Equity

Common Stock

During the second quarter of 2002, the Union Planters Board of Directors declared a three-for-two stock split, in the form of a 50% stock dividend, on the shares of Union Planters common stock. The additional shares were paid on June 6, 2002 to shareholders of record at the close of business on May 22, 2002. As a result of the stock split, 67.6 million shares were issued, and cash in the amount of $.3 million was paid in lieu of fractional shares. All share and per share information has been adjusted for the impact of the split.

Preferred Stock

Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

	September 30,		December 31,
	2002	2001	2001
(Dollars in thousands)
Preferred stock, without par value, 10,000,000 shares authorized

  Series E, 8% cumulative, convertible, preferred stock (stated at liquidation value of
    $25 per share) 518,362 shares issued and outstanding (659,104 at September 30,
    2001 and 644,037 at December 31, 2001)

	$ 12,959	$ 16,478	$ 16,101
Series F preferred stock
300,000 shares authorized, none issued	-	-	-
Total preferred stock	$ 12,959	$ 16,478	$ 16,101

Note 8. Other Noninterest Income and Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Other noninterest income
Bankcard transaction fees	$ 10,313	$ 7,592	$ 28,414	$ 22,552
Letters of credit fees	2,761	2,165	6,950	6,097
Net gain on sales of branches/deposits and other assets	522	18,586	2,851	19,838
Earnings of equity method investments	1,251	1,122	3,820	4,385
Professional employment services, net	7,347	6,180	20,047	19,303
Other income	15,271	13,256	44,105	40,684
Total other noninterest income	$ 37,465	$ 48,901	$ 106,187	$ 112,859

Other noninterest expense
Communications	$ 7,387	$ 8,954	$ 22,075	$ 26,357
Other contracted services	8,688	8,583	25,749	26,366
Postage and carrier	6,451	7,227	19,665	23,247
Advertising and promotion	4,640	4,969	18,151	20,803
Stationery and supplies	4,471	5,415	14,836	17,523
Merchant services expense	(13)	6,781	945	20,199
Other personnel services	4,071	3,853	11,968	10,494
Legal fees and litigation	7,439	3,248	13,797	8,751
Travel	2,490	2,531	7,124	8,254
Miscellaneous charge offs	6,227	10,586	10,936	17,828
Federal Reserve fees	1,653	1,970	5,102	6,106
Taxes other than income	1,494	1,837	4,876	5,563
Accounting and auditing fees	1,521	1,660	4,879	4,514
Consultant fees	935	934	1,468	15,923
Brokerage and clearing fees	1,886	1,183	4,829	5,363
Other real estate expense	3,232	1,462	6,873	4,564
FDIC insurance	998	1,091	3,086	3,351
Dues, subscriptions and contributions	1,458	2,081	4,968	4,118
Bank examiner fees	935	1,007	2,910	3,069
Insurance	1,814	902	4,058	2,726
Provision for losses on FHA/VA foreclosure claims	130	45	503	2,646
Loss (gain) on fixed assets	299	(4,000)	(1,439)	(3,285)
UPExcel expense	8,949	9,846	14,120	17,880
Branch sale and closing expenses	(450)	(2,163)	1,126	(1,380)
Mortgage intangibles expense	(3,478)	15,652	13,171	30,088
Write-off of software	-	3,790	-	3,790
Other noninterest expense	9,054	4,127	37,216	22,879
Total other noninterest expense	$ 82,281	$ 103,571	$ 252,992	$ 307,737

Note 9. Income Taxes

Applicable income taxes for the nine months ended September 30, 2002 were $173.7 million, resulting in an effective tax rate of 30.94%. Applicable income taxes for the same period in 2001 were $168.2 million, resulting in an effective tax rate of 33.92%. The decrease in the effective rate in 2002, as compared to 2001, is due to the change in the mix of taxable and nontaxable revenues and the change in accounting treatment for goodwill. Additionally, other tax strategies were initiated that are designed to enhance the Company's ability to raise Tier I capital and have the added benefit of reducing both federal and state tax expense. The Company anticipates that over the next several quarters, it will sustain an effective tax rate comparable to that of the third quarter of 2002. The tax expense applicable to investment securities gains for the nine months ended September 30, 2002 and 2001 was $4.0 million and $3.3 million, respectively.

At September 30, 2002, the Company had a net deferred tax asset of $19.4 million compared to $67.4 million at December 31, 2001. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of

$58.0 million and $31.8 million at September 30, 2002 and December 31, 2001, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient future taxable income to realize these deferred tax benefits in full. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

Note 10. Earnings Per Share

The calculation of earnings per share is summarized as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Amounts in thousands, except per share data)
Basic:
Net earnings	$ 134,229	$ 112,004	$ 387,722	$ 327,696
Less: Preferred dividends	260	301	754	1,066
Net earnings applicable to common shares	$ 133,969	$ 111,703	$ 386,968	$ 326,630

Average common shares outstanding	200,501	205,798	203,049	205,397

Earnings per common share-basic	$ 0.67	$ 0.54	$ 1.91	$ 1.59

Diluted:
Net earnings	$ 134,229	$ 112,004	$ 387,722	$ 327,696

Average common shares outstanding	200,501	205,798	203,049	205,397
Stock option adjustment	1,438	1,237	1,882	1,042
Preferred stock adjustment	979	1,295	997	1,402
Average common shares outstanding, adjusted	202,918	208,330	205,928	207,841

Earnings per common share-diluted	$ 0.66	$ 0.54	$ 1.88	$ 1.58

Note 11. Mortgage Loan Servicing

Union Planters acted as servicing agent for residential mortgage loans totaling approximately $18.9 billion at September 30, 2002, compared to $16.2 billion at December 31, 2001. The loans serviced for others are not included in Union Planters' consolidated balance sheet. The following table presents a reconciliation of the changes in mortgage servicing rights:

	Nine Months Ended
	September 30,
	2002	2001
	(Dollars in thousands)

Beginning balance	$ 150,303	$ 123,940
Additions	98,279	68,760
Amortization of servicing rights	(28,291)	(30,088)
Net recovery of provision for impairment	15,120	-
Ending balance	$ 235,411	$ 162,612

Union Planters had no valuation allowance associated with the mortgage servicing rights portfolio at September 30, 2002 compared to $15.1 million as of December 31, 2001. The estimated fair value of mortgage servicing rights at September 30, 2002 was $259.4 million. Significant assumptions utilized in estimating the fair value were as follows:

Estimated portfolio prepayment speed	7.0% - 20.6% CPR
Market discount rates	9.5% - 13.0%

Both of the significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the mortgage servicing rights as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At September 30, 2002, the reduction in the current fair value of mortgage servicing rights resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $14.2 million and $82.2 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing.

As a result of the implementation of a new modeling tool used to evaluate mortgage servicing rights, in July of 2002, the Company refined certain estimates, principally prepayment speed estimates, used in each market, which project cash flows from serviced mortgage loans and the fair value of mortgage servicing rights. These changes in estimates resulted in the recovery of $11.9 million in previously recorded impairment in mortgage servicing rights and thus an increase in earnings after taxes of $8.3 million, or $.04 per diluted share for both the quarter and the nine months ended September 30, 2002. As a result of these changes, the mortgage servicing rights for the two strata of mortgage loans having an impairment of $11.9 million at June 30, 2002 had an estimated fair value of $42.1 million more than their recorded value.

Note 12. Intangible Assets

In accordance with SFAS No. 142, most goodwill is no longer subject to amortization. The carrying value of goodwill not subject to amortization was $529.3 million at September 30, 2002 of which $50.7 million was in the "other operating units" line of business, with the remainder in the "banking" line of business. During the third quarter of 2002, Union Planters performed its annual evaluation of goodwill for impairment using a discounted cash flow method. The evaluation resulted in no impairment. Had SFAS No. 142 been implemented prior to 2001, net earnings for the third quarter and first nine months of 2001 would have increased $8.0 million and $24.1 million, respectively. Both basic and diluted earnings per share would have increased $.04 for the quarter and $.12 for the first nine months.

Union Planters' other intangible assets are core deposit intangibles acquired through bank acquisitions and are subject to amortization periods up to 15 years with no residual value. The gross amount of other intangible assets at September 30, 2002 and December 31, 2001 was $232.0 million, with accumulated amortization of $99.2 million at September 30, 2002 and $8.69 million at December 31, 2001. All other intangibles are in the "banking" line of business. The weighted average amortization period is 159.9 months.

Note 13. Line of Business Reporting

	Three Months Ended September 30, 2002				Nine Months Ended September 30, 2002
		Other				Other
		Operating	Parent	Consolidated		Operating	Parent	Consolidated
	Banking	Units	Company	Total	Banking	Units	Company	Total
(Dollars in thousands)

Net interest income (expense)	$ 298,593	$ 45,218	$ (19,454)	$ 324,357	$ 879,563	$ 128,442	$ (44,290)	$ 963,715
Provision for losses on loans	(38,769)	(9,231)	--	(48,000)	(112,163)	(25,738)	--	(137,901)
Noninterest income (1)	94,932	90,886	8,288	194,106	296,446	247,073	8,585	552,104
Noninterest expense	(224,068)	(54,356)	2,326	(276,098)	(633,471)	(181,485)	(1,534)	(816,490)
Earnings (loss) before taxes (1)	$ 130,688	$ 72,517	$ (8,840)	$ 194,365	$ 430,375	$ 168,292	$ (37,239)	$ 561,428

Average assets	$ 27,394,439	$ 4,474,061	$ 644,136	$ 32,512,636	$ 27,735,568	$ 4,299,861	$ 351,161	$ 32,386,590

	Three Months Ended September 30, 2001				Nine Months Ended September 30, 2001
		Other				Other
		Operating	Parent	Consolidated		Operating	Parent	Consolidated
	Banking	Units	Company	Total	Banking	Units	Company	Total
(Dollars in thousands)

Net interest income (expense)	$ 294,699	$ 39,076	$ (11,097)	$ 322,678	$ 862,667	$ 111,683	$ (24,482)	$ 949,868
Provision for losses on loans	(30,666)	(11,267)	--	(41,933)	(79,362)	(16,771)	--	(96,133)
Noninterest income (1)	131,591	64,696	54	196,341	357,932	190,091	403	548,426
Noninterest expense	(242,373)	(62,002)	(3,216)	(307,591)	(726,997)	(171,436)	(7,823)	(906,256)
Earnings (loss) before taxes (1)	$ 153,251	$ 30,503	$ (14,259)	$ 169,495	$ 414,240	$ 113,567	$ (31,902)	$ 495,905

Average assets	$ 30,063,533	$ 3,551,800	$ 182,958	$ 33,798,291	$ 31,403,422	$ 2,951,461	$ 163,192	$ 34,518,075

____________________

  Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $120.5 million and $4.8 million for the three months ended September 30, 2002 and 2001, respectively, and $361.7 million and $67.6 million, respectively, for the nine months ended September 30, 2002 and 2001.

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

Note 15. Derivative Financial Instruments

During the third quarter of 2002, Union Planters entered into an interest rate swap with a notional value of $185 million to hedge the fair value of certain debt. This transaction qualifies as a fair value hedge under SFAS No. 133. The swap and the debt are reported on the balance sheet at current fair value at the end of each period. The changes in fair value of both instruments and the net interest income or expense on the swap are netted against the interest expense related to the debt on the income statement.

At September 30, 2002, the swap had a fair value of $8.1 million, which is included in other assets. The ineffective portion of the hedge resulted in an increase in interest expense of less than $.1 million.

Note 16. Subsequent Event

On October 17, 2002, the Board of Directors approved the repurchase of up to 15 million shares of Union Planters common stock in addition to the 10.7 million shares previously approved. On October 22, 2002, Union Planters repurchased and retired 2.0 million shares of its common stock. To date, 9.0 million of the approved 25.7 million shares have been repurchased and retired.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the notes to the consolidated financial statements included in Appendix C of Union Planters Corporation's Definitive Proxy Statement for the Annual Shareholders' Meeting held April 18, 2002 (the Definitive Proxy Statement including the 2001 Annual Financial Disclosures are referred to as the Proxy and Annual Financial Disclosures), the interim unaudited consolidated financial statements and notes for the three and nine months ended September 30, 2002 included in Part I hereof and the supplemental financial data included in this discussion.

Cautionary Statement Regarding Forward-Looking Information

This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These statements are contained in certain sections that follow, such as Net Interest Income, Provision for Losses on Loans, Noninterest Income, Noninterest Expense, Loans, Interest Rate Risk, as well as Legal Proceedings in Part II, Item 1. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. The words "anticipate," "project," "expect," "believe," "intend," "estimate," "should," "is likely," "target" and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are based on management's expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Examples of factors that could cause future results to vary from current management expectations include the following: the timing and amount of interest rate movements (which can have a significant impact on a financial institution); effects of changes in general economic conditions, as well as economic conditions in markets in which Union Planters conducts business; market and monetary fluctuations and uncertainties in the financial markets; inflation; competition within and outside the financial services industry; technology; risks inherent in originating loans, including prepayment risks, fluctuations in collateral values and changes in customer profiles; loan loss experience, the rate of loan charge-offs and the level of the provision for losses on loans; and changes in accounting principles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), and insurance and securities regulatory agencies, unanticipated regulatory and judicial proceedings, unanticipated results in pending litigation or Internal Revenue Service examinations, changes in the laws, regulations and regulatory policies applicable to Union Planters and its subsidiaries, and Union Planters' success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ materially from current expectations. Union Planters assumes no obligation to update any forward-looking statements that are made from time to time.

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

Allowance for Losses on Loans. The allowance for losses on loans represents management's best estimate of probable losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. The provision for losses on loans is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

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

Estimation of Fair Value. The estimation of fair value is significant to a number of Union Planters' assets, including trading account assets, loans held for resale, available for sale investment securities, mortgage servicing rights, goodwill, other real estate owned, as well as assets and liabilities associated with derivative financial instruments. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Fair values for trading account assets and most available for sale investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of loans held for resale are based on anticipated liquidation values, while the fair values of mortgage servicing rights are based on discounted cash flow analysis utilizing estimated portfolio prepayment speeds and market discount rates. The fair values of residual interests in loans securitized or sold (included as part of available for sale investment securities) are estimated based on prepayment speeds, weighted-average life, expected credit losses and an assumed discount rate. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell. The fair values of derivative financial instruments are calculated using market interest rates. The calculated valuations are periodically confirmed with recognized derivative dealers. Fair values of goodwill are estimated using the present value of discounted cash flows method. Cash flows are estimated by weighting the probability of several possible trends.

Selected Financial Data

The following table presents selected financial highlights for the three- and nine-month periods ended September 30, 2002 and 2001:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2002	2001	Change	2002	2001	Change
	(Dollars in thousands, except per share data)

Net earnings	$ 134,229	$ 112,004	19.8%	$ 387,722	$ 327,696	18.3%
Per share
Basic	.67	.54	24.1	1.91	1.59	20.1
Diluted	.66	.54	22.2	1.88	1.58	19.0
Return on average assets	1.64%	1.31%		1.60%	1.27%
Return on average common equity	16.62	14.18		16.20	14.33
Dividends per common share	$ .33	$ .33		$ 1.00	$ 1.00
Net interest margin (FTE)	4.42%	4.27%		4.47%	4.14%
Net interest spread (FTE)	3.96	3.61		3.98	3.45
Expense ratio	.83	1.20		1.47	1.23
Efficiency ratio	50.13	55.03		50.55	55.95
Book value per common share at period-end				$ 16.09	$ 15.50
Leverage ratio				7.75%	7.23%
Tier 1 Capital to risk weighted assets	9.45	9.36
Common share prices
High closing price	$ 32.64	$ 31.29		$ 33.63	$ 31.29
Low closing price	26.67	25.75		26.67	23.13
Closing price at period-end				27.46	28.60

____________________

FTE = Fully taxable-equivalent basis

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Net noninterest expense (noninterest expense minus noninterest income, excluding significant items identified in the discussions of noninterest income and noninterest expense on pages 19 and 20 as well as goodwill and other intangibles amortization) divided by average assets

Efficiency ratio = Noninterest expense (excluding significant items identified in the discussions of noninterest expense on page 20 and goodwill and other intangibles amortization) divided by net interest income (FTE) plus noninterest income, excluding significant items

The table that follows presents the contributions to diluted earnings per common share. A discussion of the operating results follows this table.

Union Planters Corporation

Contributions to Diluted Earnings per Common Share
	Nine Months Ended		EPS
	September 30,		Increase
	2002	2001	(Decrease)
Net interest income-FTE	$ 4.78	$ 4.69	$ 0.09
Provision for losses on loans	(0.67)	(0.46)	(0.21)
Net interest income after provision for losses on loans-FTE	4.11	4.23	(0.12)

Noninterest income
Service charges on deposit accounts	0.83	0.79	0.04
Mortgage banking revenue	0.75	0.67	0.08
Merchant services income	0.05	0.15	(0.10)
Factoring commissions and fees	0.15	0.14	0.01
Trust service income	0.10	0.10	-
Profits and commissions from trading activities	0.02	0.03	(0.01)
Investment securities gains	0.05	0.04	0.01
Investments and insurance	0.21	0.18	0.03
Other income	0.52	0.55	(0.03)
Total noninterest income	2.68	2.65	0.03

Noninterest expense
Salaries and employee benefits	1.95	1.95	-
Net occupancy expense	0.37	0.38	0.01
Equipment expense	0.30	0.32	0.02
Goodwill amortization	0.05	0.17	0.12
Other intangibles amortization	0.06	0.06	-
Other expense	1.23	1.48	0.25
Total noninterest expense	3.96	4.36	0.40

Earnings before income taxes-FTE	2.83	2.52	0.31
Income taxes-FTE	0.95	0.94	(0.01)
Diluted earnings per common share	$ 1.88	$ 1.58	$ 0.30

Change in net earnings applicable to
diluted earnings per share using
previous year average shares outstanding			$ 0.29
Change in average shares outstanding			0.01
Change in net earnings			$ 0.30

Average diluted shares (in thousands)	205,928	207,841

FTE = Fully taxable-equivalent basis

THIRD QUARTER EARNINGS OVERVIEW

For the third quarter of 2002, Union Planters reported net earnings of $134.2 million, or $.66 per diluted common share, an increase from $112.0 million, or $.54 per diluted common share, for the same period in 2001. These earnings represented annualized returns on average assets and average common equity of 1.64% and 16.62%, respectively, compared to 1.31% and 14.18%, respectively, for the same period in 2001.

EARNINGS ANALYSIS

Net Interest Income

Fully taxable-equivalent net interest income for the third quarter of 2002 was $330.4 million, a decrease of $.9 million over the same quarter last year and a $4.6 million increase from the second quarter of 2002.

The net interest margin for the third quarter of 2002 was 4.42%, which compares to 4.27% and 4.45%, respectively, for the third quarter of 2001 and second quarter of 2002. The net interest rate spread was 3.96% for the third quarter of 2002, an increase from 3.61% for the third quarter of 2001, and unchanged from the second quarter of 2002.

Changes in net interest income and net interest margin since September 30, 2001 are the result of repositioning the balance sheet, which was largely completed during the first quarter of 2002. Reference is made to Union Planters' average balance sheet, analysis of volume and rate changes and Market Risk and Asset/Liability Management section, which follow this discussion, for additional information regarding the changes in net interest income and balance sheet repositioning initiatives.

Over the first nine months of the year, management has established initiatives to reposition the balance sheet to make the most effective use of assets and capital. In this effort, Union Planters has grown transaction and savings accounts, which consists of demand deposit accounts, unlimited transaction interest-bearing accounts and limited transaction savings accounts, reduced reliance on wholesale funding, refinanced long-term debt, focused on pricing of relationships and reduced interest rate risk. The reduction in average rate paid for interest-bearing liabilities is attributable to these management initiatives and the lower interest rate environment. Reference is made to the Market Risk and Asset/Liability Management section for a discussion of the impact of changing interest rates.

Interest Income

The following table presents a breakdown of average earning assets:
	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2002	2001	2002	2002	2001
	(Dollars in billions)

Average earning assets	$ 29.7	$ 30.8	$ 29.4	$ 29.5	$ 31.5
Comprised of:
Loans	83%	82%	82%	83%	81%
Investment securities	16	16	16	16	18
Other earning assets	1	2	2	1	1
____________________

Fully taxable-equivalent yield on average earning assets	6.42%	7.58%	6.61%	6.62%	7.93%

Fully taxable-equivalent interest income decreased $108.7 million for the third quarter of 2002 compared to the same period in 2001. This decline was attributable primarily to a decrease in the average yield on earning assets from 7.58% to 6.42%, which reduced interest income by $87.5 million. The decline in yield is attributable primarily to decline in market interest rates. A $1.1 billion decrease in average earning assets, primarily loans, decreased interest income $21.2 million. Compared to the second quarter of 2002, interest income decreased $4.5 million, which was attributable to a decline in the average yield on earning assets, partly offset by an increase in earning assets.

For the first nine months of 2002, interest income decreased $409.1 million compared to the same period last year. The decrease was driven by a decrease in the average yield on earning assets from 7.93% to 6.62%, causing a $295.8 million decrease in interest income. Average earning assets, primarily investment securities and loans, decreased $2.0 billion, due to the balance sheet repositioning initiatives, which include reduction in available for sale securities, sale and securitization of loans and branch rationalization. The lower average earning assets caused a $113.3 million decrease in interest income.

The decline in average yields on earning assets during the third quarter of 2002 is a result of a lower interest rate environment. While the average yields on earning assets declined, average rates paid for interest-bearing liabilities also decreased, and overall net interest income improved. Reference is made to the Market Risk and Asset/Liability Management discussions for additional information regarding balance sheet management initiatives, changes in interest rates and how the Company is positioned to respond to the changes.

The percentage of loans to total earning assets has increased over the prior year. This change in mix is due to an effort by management to reposition the balance sheet and make more effective use of assets. In this effort, Union Planters has sold selected investment securities and sold or reduced portfolios of low return loan products.

Interest Expense

The following table presents a breakdown of average interest-bearing liabilities:
	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2002	2001	2002	2002	2001
	(Dollars in billions)

Average interest-bearing liabilities	$24.1	$25.7	$24.0	$24.1	$26.7
Comprised of:
Deposits	78%	76%	80%	79%	73%
Short-term borrowings	10	13	9	9	17
FHLB advances and long-term debt	12	11	11	12	10
____________________

Rate paid on average interest-bearing liabilities	2.46%	3.97%	2.65%	2.64%	4.48%

Interest expense decreased $107.9 million in the third quarter of 2002 compared to the same quarter last year. This decrease was driven by a decrease in the average rate paid for interest-bearing liabilities from 3.97% to 2.46%, which primarily resulted from the decline in market interest rates and management pricing initiatives. This reduction in rates paid decreased interest expense $91.0 million. Average interest-bearing liabilities also decreased $1.6 billion, which decreased interest expense an additional $16.9 million. Compared to the second quarter of 2002, interest expense decreased $9.0 million due primarily to the decline in interest rates, slightly offset by an increase in average interest-bearing liabilities.

For the first nine months of 2002, interest expense decreased $417.5 million. The decrease was driven by a decrease in the average rate paid for interest-bearing liabilities from 4.48% to 2.64%, which contributed $330.1 million to the reduced expense. A $2.6 billion decrease in average interest-bearing liabilities also contributed an $86.7 million decrease to interest expense. The decrease in average interest-bearing liabilities related primarily to reduced funding requirements as evidenced by reduced short-term debt.

Provision for Losses on Loans

The provision for losses on loans for the third quarter of 2002 was $48.0 million, or .82% of average loans on an annualized basis. This compares to $41.9 million, or .61% of average loans, for the third quarter of 2001. The higher provision for losses on loans in 2002 is attributable to current economic conditions and the resulting increase in nonperforming loans. Reference is made to the Allowance for Losses on Loans and Nonperforming Loans discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

Noninterest Income

Noninterest income for the third quarter of 2002 was $194.1 million, a decrease of $2.2 million, or 1.1%, from the third quarter of 2001 and an increase of $11.5 million, or 6.3%, from the second quarter of 2002. Adjusted for significant items, noninterest income as a percentage of total revenues (net interest income plus noninterest income) was 38% in the third quarter of 2002, compared to 35% for both the same quarter last year and the second quarter of 2002.

Items included in noninterest income that management considers significant are:
	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2002	2001	2002	2002	2001
	(Dollars in thousands)

Gain on branch sales	$ 522	$ 18,586	$ 730	$ 2,850	$ 19,838
Expiration of merchant services obligation	-	-	8,924	8,924	-
Investment securities (losses) gains	(1,300)	580	2,800	10,736	8,934

Excluding these items, noninterest income was $194.9 million for the current quarter, an increase of $24.7 million from the second quarter of this year and $17.7 million from the same quarter last year. Noninterest income for the first nine months was $529.6 million, a decrease of $9.9 million from the same period last year.

Growth in noninterest income continues to be one of management's priorities, and as such, considerable effort has been devoted to improving its sources. In that effort, Union Planters has, among other things, implemented controls around the administration of pricing for products and services. The major components of noninterest income are presented on the consolidated statement of earnings; following is a discussion of the key components:

Service charges on deposit accounts. These fees were $61.1 million for the third quarter of 2002, an increase of $7.4 million compared to the same period in 2001 and $4.5 million compared to the second quarter of 2002. The increase compared to the second quarter of 2002 is attributable to a significant increase in the volume of insufficient fund fees assessed. For the first nine months of 2002, these fees increased $6.6 million from the same period of 2001 to $170.0 million. The increase from the third quarter and nine months of 2001 is attributable primarily to the implementation of UPExcel pricing initiatives and increased volume of insufficient fund fees assessed.

Mortgage banking revenues. These revenues increased $8.3 million in the third quarter of 2002 compared to the same period in 2001, and increased $14.4 million compared to the second quarter of 2002. For the first nine months of 2002, mortgage banking revenues increased $15.4 million, or 11.1%, to $154.1 million compared to the same period last year. The lower interest rate environment during 2002 increased mortgage loan production and the level of mortgage refinancing activity and resulted in increased mortgage origination fees and gains on mortgage loans sold to the secondary market. Mortgage production was $8.5 billion during the first nine months of 2002 compared to $7.3 billion during the first nine months of 2001. Mortgage production during the third quarter of 2002 was $3.7 billion compared to $2.6 billion during the third quarter of 2001.

Merchant services income. In the fourth quarter of 2001, Union Planters sold its nonstrategic merchant services business and entered into a long-term marketing agreement with the buyer to continue to offer this service to Union Planters' customers. Income was $.5 million in the third quarter of 2002 compared to $10.4 million for the third quarter of last year and $.7 million for the second quarter of 2002 (excluding $8.9 million related to certain obligations arising from the sale, which expired during the second quarter of 2002). For the nine months ended September 30, 2002 and 2001, these revenues were $2.1 million and $31.4 million, respectively.

Factoring commissions and fees. Commissions and fees earned by Capital Factors, a subsidiary of Union Planters, were $11.6 million for the third quarter of 2002, an increase of 9.7% from the second quarter of 2002 and 20.3% from the third quarter of last year. These increases are related to an increased volume of factored receivables and the development of new client relationships. For the first nine months of 2002, these revenues were $31.1 million compared to $28.7 million for the same period last year.

Insurance and investments. This category of noninterest income is comprised of insurance commissions, annuity sales commissions and brokerage fee income. For the third quarter of 2002, these revenues were $16.0 million, an increase of $1.2 million from the second quarter of 2002 and $2.4 million from the third quarter of 2001. For the first nine months of 2002, insurance and investments revenues were $43.0 million compared to $37.2 million for the same period in 2001. The increase during the third quarter and nine months ended September 30, 2002 compared to the third quarter and nine months ended September 30, 2001 is primarily due to a substantial increase in annuity sales.

Other noninterest income. The components of other noninterest income are presented in Note 8 to the unaudited interim consolidated financial statements.

  Professional employment services net revenues generated by Strategic Outsourcing Inc. (SOI), a subsidiary of Union Planters, were $7.3 million for the third quarter of 2002, an increase of $1.2 million compared to the same period in 2001 and a slight increase compared to the second quarter of 2002. For the first nine months of 2002, net revenues were $20.0 million compared to $18.3 million for the same period in 2001. The growth in net revenues is principally related to an increase in the pricing structure for SOI's services.
  Fees for the usage of debit/ATM cards were $10.3 million for the current quarter compared to $7.6 million for the same quarter last year and $10.1 million for the second quarter of 2002. Fees for the first nine months of 2002 were $28.4 million compared to $22.6 million for the same period of last year. This increase is due to the more consistent administration of pricing for bankcard products and services implemented in the fourth quarter of 2001, as well as an increase in debit card transaction volume since the second quarter of 2001.
  Revenues associated with other real estate, principally gain on sale, were $1.5 million for the third quarter of 2002, a slight increase over the same period last year and a slight decrease from the second quarter of 2002. Revenues for the first nine months of 2002 were $6.3 million compared to $3.6 million for the same period last year. The increase is attributable to the corresponding increase in other real estate.
  Revenues from Union Planters' Small Business Administration trading operations were $1.8 million for the third quarter of 2002, a slight increase from both the third quarter of 2001 and the second quarter of 2002. For the first nine months of 2002, these revenues decreased $1.8 million over the same period in 2001due to lower trading volume.

Noninterest Expense

Noninterest expense for the third quarter of 2002 was $276.1 million, which compares to $307.6 million for the third quarter of 2001 and $272.3 million for the second quarter of 2002. For the first nine months of 2002, noninterest expense was $816.5 million compared to $906.3 million for the same period in 2001. The Company's efficiency ratio for the third quarter of 2002, excluding significant items and the amortization of goodwill and other intangibles, was 50.1%, compared to 50.7% for the second quarter of 2002 and 52.0% for the third quarter of 2001.

Items included in noninterest expense that management considers significant are:
	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2002	2001	2002	2002	2001
	(Dollars in thousands)

(Gain)/loss on fixed assets in sold branches	$ (450)	$ (2,163)	$ (151)	$ 1,126	$ (1,380)
Expiration of merchant services obligation	-	-	(647)	(647)	-
Mortgage intangibles expense, net	(3,478)	15,652	12,317	13,171	30,088
UPExcel project expenses	8,949	9,846	1,323	14,120	17,880
Write-off of software	-	3,790	-	-	3,790

Excluding these items, noninterest expense was $271.1 million for the current quarter, a decrease of $9.4 million compared to the same quarter last year and an increase of $11.7 million from the second quarter of 2002. Noninterest expense for the first nine months of 2002 was $788.7 million, a decrease of $67.2 million compared to the same period last year.

UPExcel, a comprehensive strategic initiative introduced by management last year, has driven the reduction of noninterest expense by reducing the number of banking centers, streamlining back office operations and improving procurement practices.

The major components of noninterest expense are presented on the consolidated statement of earnings; following is a discussion of the key components:

Salaries and employee benefits. These expenses were $135.0 million for the third quarter of 2002, an increase of $1.5 million compared to the third quarter of 2001 and $6.4 million compared to the first quarter of 2002. For the first nine months of 2002, salaries and employee benefits decreased $8.6 million compared to the same period last year. The reduction is primarily due to the reduction in full-time equivalent employees. At September 30, 2002, Union Planters had 11,254 full-time equivalent employees, compared to 12,023 and 11,313, respectively, at September 30, 2001 and June 30, 2002.

Occupancy and equipment expense. Net occupancy and equipment expense was $46.6 million for the third quarter of 2002, a decrease of $2.0 million from the third quarter of 2001 and up $1.2 million from the second quarter of 2002. For the first nine months of 2002, these expenses were $138.1 million, a decrease of $6.7 million compared to the same period in 2001. The decreases are primarily attributable to better control over spending, renegotiated contracts with vendors, as well as a decrease in the number of banking locations since June 2001.

Goodwill and other intangibles amortization. These expenses decreased $8.6 million from the third quarter of 2001 and were relatively unchanged compared to the second quarter of 2002. For the nine months ended September 30, 2002, these expenses were $23.3 million compared to $49.2 million for the same period last year. The decrease is due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which discontinued the amortization of goodwill for most acquisitions. Refer to Notes 1 and 12 to the unaudited interim consolidated financial statements for more information.

Mortgage intangibles expense. For the third quarter of 2002, these expenses were a net credit of $3.5 million representing $8.4 million of current quarter amortization of mortgage intangibles and an $11.9 million recovery of previous impairment of mortgage intangibles. See Note 11 to the Unaudited Consolidated Financial Statements for more information. These expenses for the third quarter of 2001 and the second quarter of 2002 were $15.7 million and $12.3 million, respectively.

Other noninterest expenses. The components of other noninterest expense are presented in Note 8 to the unaudited interim consolidated financial statements.

  UPExcel project expenses were $8.9 million compared to $9.8 million for the same quarter last year and $1.3 million for the second quarter of 2002. Project expenses for the first nine months of 2002 were $14.1 million compared to $17.9 million for the same period last year. The decreases are due to the substantial completion of most projects under the initiative. Expenses for the period ended September 30, 2002 included (dollars in thousands):

	Three Months	Nine Months
Consulting fees	$ 949	$ 2,538
Severance accruals	4,111	4,111
Other payroll related expenses	363	1,089
Loss on fixed assets	3,483	4,076
Occupancy and equipment expense	-	938
Travel expense	33	655
Taxes other than income	-	600
Other	10	113
Total UPExcel expenses	$ 8,949	$ 14,120

  For the third quarter and first nine months of 2002, miscellaneous charge-offs decreased $4.4 million and $6.9 million, respectively, compared to 2001. Compared to the second quarter of 2002, miscellaneous charge-offs increased $2.8 million.
  Provisions for losses on FHA/VA foreclosure claims decreased $2.1 million for the nine months ended September 30, 2002 compared to the same period in 2001. There was a slight increase compared to the third quarter of 2001 and a slight decrease compared to the second quarter of 2002.
  Merchant services expense decreased $6.8 million and $19.3 million for the third quarter and first nine months of 2002 compared with 2001 due to the sale of this nonstrategic business in the fourth quarter of 2001.
  Advertising and promotion expense for the third quarter of 2002 decreased $.3 million compared to the third quarter of 2001, and decreased $1.6 million compared to the second quarter of 2002. For the first nine months of 2002, advertising and promotion expenses decreased $2.7 million compared to the same period in 2001. The decreases compared to the third quarter and nine months ended September 30, 2001 are attributable to centralization within the Company of marketing activities, which resulted in more focused advertising and promotions at lower costs. The decrease compared to the second quarter of 2002 is attributable to the timing of product promotions.
  Postage and carrier expense decreased $.8 million and $3.6 million, respectively, for the third quarter and first nine months of 2002 compared with 2001. The decrease compared to the third quarter and nine months ended September 30, 2001 is due to more favorable terms negotiated with carrier services, as well as branch sales occurring since the third quarter of 2001. Compared to the second quarter of 2002, there was a slight decrease.
  Credit-related expenses (expenses related to origination of loan products) increased $3.4 million in the third quarter of 2002 compared to the third quarter of 2001 and $1.3 million over the second quarter of 2002. For the first nine months of 2002, these expenses increased $14.3 million compared to the same period in 2001. The increase is attributable primarily to the increase in mortgage loan production.
  Legal fees and litigation expense increased $4.2 million in the third quarter of 2002 compared to the same period in 2001 and $4.1 million compared with the second quarter of 2002. For the first nine months of 2002, these expenses increased $5.0 million compared to the same period in 2001. Litigation reserves increased $4.1 million during the third quarter of 2002 due to revisions to the range of probable losses of several smaller cases, none of which are expected to have a material impact on the Company.

Accounting changes

For information regarding accounting standards issued which will be adopted in future periods, refer to Note 1 to the Unaudited Consolidated Financial Statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
	Three Months Ended September 30,
	2002			2001
		Interest	FTE		Interest	FTE
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS	(Dollars in thousands)
Interest-bearing deposits at financial institutions	$ 117, 665	$ 680	2.29%	$ 37,747	$ 409	4.30%
Federal funds sold and securities purchased under agreements to resell	50,082	214	1.70	93,199	853	3.63
Trading account assets	249,225	2,522	4.01	218,298	3,418	6.21
Investment securities (1), (2)
Taxable securities	3,837,504	58,353	6.03	3,934,180	63,511	6.40
Tax-exempt securities	761,339	14,592	7.60	1,128,421	21,785	7.66
Total investment securities	4,598,843	72,945	6.29	5,062,601	85,296	6.68

Commercial, financial and agricultural loans	5,334,594	70,526	5.25	5,317,872	92,251	6.88
Foreign loans	302,937	2,211	2.90	452,942	6,162	5.40
Accounts receivable - factoring	765,311	14,436	7.48	689,678	16,730	9.62
Real estate - construction loans	2,304,876	33,465	5.76	2,324,065	46,160	7.88
Real estate - mortgage loans
Secured by 1-4 family residential	4,667,483	91,472	7.78	5,806,047	120,878	8.26
FHA/VA government-insured/guaranteed	178,310	3,518	7.83	187,015	4,142	8.79
Non-farm, non-residential properties	4,913,147	82,211	6.64	4,593,928	92,014	7.95
Multifamily (5 or more) residential	857,246	14,793	6.85	816,099	15,703	7.63
Secured by farmland	493,581	8,430	6.78	441,458	9,130	8.21
Home equity loans	1,294,517	17,161	5.26	842,097	15,818	7.45
Consumer loans	2,128,011	44,217	8.24	2,529,861	55,828	8.76
Direct lease financing	86,699	1,627	7.44	106,493	2,079	7.75
Loans held for resale	1,310,384	19,469	5.89	1,279,379	21,774	6.75
Loans, net of unearned income (1), (3), (4)	24,637,096	403,536	6.50	25,386,934	498,669	7.79
Total earning assets (1), (2), (3), (4)	29,652,911	479,897	6.42	30,798,779	588,645	7.58
Cash and due from banks	677,346			731,088
Premises and equipment	550,560			587,748
Allowance for losses on loans	(347,648)			(337,339)
Goodwill and other intangibles	906,012			960,290
Other assets	1,073,455			1,057,725
Total assets	$ 32,512,636			$ 33,798,291

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market accounts	$ 5,473,845	19,079	1.38	$ 4,855,052	41,835	3.42
Interest-bearing checking	3,392,750	7,692.90		3,111,517	10,540	1.34
Savings deposits	1,390,651	2,886.82		1,347,694	4,783	1.41
Certificates of deposit of $100,000 and over	1,602,051	13,648	3.38	1,957,996	25,240	5.11
Other time deposits	6,858,027	59,345	3.43	8,212,303	102,439	4.95
Total interest-bearing deposits	18,717,324	102,650	2.18	19,484,562	184,837	3.76
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,112,723	7,815	1.47	2,847,994	24,469	3.41
Other	467,884	2,033	1.72	599,437	5,556	3.68
Total short-term debt	2,580,607	9,848	1.51	3,447,431	30,025	3.46
Long-term debt
Federal Home Loan Bank advances	963,358	7,641	3.15	1,461,160	18,097	4.91
Subordinated capital notes	974,171	17,557	7.15	974,030	17,772	7.24
Medium-term senior notes	598,990	7,924	5.25	41,739	713	6.78
Trust Preferred Securities	201,507	2,864	5.64	199,102	4,128	8.23
Other	79,563	968	4.83	102,727	1,816	7.01
Total long-term debt	2,817,589	36,954	5.20	2,778,758	42,526	6.07

Total interest-bearing liabilities	24,115,520	149,452	2.46	25,710,751	257,388	3.97
Noninterest-bearing demand deposits	4,468,380	-		4,172,497	-
Total sources of funds	28,583,900	149,452		29,883,248	257,388
Other liabilities	718,552			772,767
Shareholders' equity
Preferred stock	13,066			17,269
Common equity	3,197,118			3,125,007
Total shareholders' equity	3,210,184			3,142,276
Total liabilities and shareholders' equity	$ 32,512,636			$ 33,798,291
Net interest income (1)		$ 330,445			$ 331,257
Net interest rate spread (1)			3.96%			3.61%
Net interest margin (1)			4.42%			4.27%

Taxable-equivalent adjustments
Loans		$ 1,162			$ 1,450
Investment securities		4,926			7,129
Total		$ 6,088			$ 8,579

______________________

(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.	(3) Includes loan fees in both interest income and the calculation of the yield on income.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.	(4) Includes loans on nonaccrual status.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

ANALYSIS OF VOLUME AND RATE CHANGES
	Three Months Ended September 30, 2002 versus 2001
	Increase
	(Decrease)
	Due to Change in: (1)
	Average	Average	Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest income
Interest-bearing deposits at financial institutions	$ 535	$ (264)	$ 271
Federal funds sold and securities purchased under agreements to resell	(297)	(342)	(639)
Trading account assets	435	(1,331)	(896)
Investment securities (FTE)	(7,534)	(4,816)	(12,350)
Loans, net of unearned income (FTE)	(14,360)	(80,773)	(95,133)
Total interest income	(21,221)	(87,526)	(108,747)

Interest expense
Money market accounts	4,772	(27,528)	(22,756)
Interest-bearing checking	885	(3,734)	(2,849)
Savings deposits	148	(2,045)	(1,897)
Certificates of deposit of $100,000 and over	(4,045)	(7,547)	(11,592)
Other time deposits	(15,082)	(28,010)	(43,092)
Short-term borrowings	(6,238)	(13,939)	(20,177)
Long-term debt	2,623	(8,195)	(5,572)
Total interest expense	(16,937)	(90,998)	(107,935)
Change in net interest income	$ (4,284)	$ 3,472	$ (812)

Percentage decrease in net interest income over the third quarter of 2001			(0.25)%

____________________

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
	Nine Months Ended September 30,
	2002			2001
		Interest	FTE		Interest	FTE
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS	(Dollars in thousands)
Interest-bearing deposits at financial institutions	$ 90,144	$ 1,653	2.45%	$ 43,979	$ 1,546	4.70%
Federal funds sold and securities purchased under agreements to resell	96,708	1,263	1.75	58,701	1,856	4.23
Trading account assets	240,778	7,143	3.97	224,964	12,064	7.17
Investment securities (1), (2)
Taxable securities	3,797,114	174,755	6.15	4,580,886	223,478	6.52
Tax-exempt securities	853,526	50,171	7.86	1,156,343	66,876	7.73
Total investment securities	4,650,640	224,926	6.47	5,737,229	290,354	6.77

Commercial, financial & agricultural loans	5,198,283	209,247	5.38	5,356,156	298,034	7.44
Foreign loans	322,544	8,694	3.60	472,346	21,772	6.16
Accounts receivable - factoring	692,505	40,393	7.80	654,972	54,248	11.07
Real estate - construction loans	2,247,045	102,273	6.09	2,234,353	140,281	8.39
Real estate - mortgage loans
Secured by 1-4 family residential	4,899,673	290,451	7.93	6,258,206	399,660	8.54
FHA/VA government issued/guaranteed	148,199	9,090	8.20	258,541	17,030	8.81
Non-farm, nonresidential properties	4,882,410	250,576	6.86	4,460,503	275,550	8.26
Multifamily (5 or more) residential	843,757	42,443	6.73	789,328	48,070	8.14
Secured by farmland	478,223	24,528	6.86	426,460	27,057	8.48
Home equity loans	1,133,665	45,344	5.35	780,073	49,063	8.41
Consumer loans	2,194,886	138,004	8.41	2,607,420	174,580	8.95
Direct lease financing	94,778	5,348	7.54	107,083	6,378	7.96
Loans held for resale	1,263,265	59,035	6.25	1,055,602	52,006	6.59
Loans, net of unearned income (1), (3), (4)	24,399,233	1,225,426	6.71	25,461,043	1,563,729	8.21
Total earning assets (1), (2), (3), (4)	29,477,503	1,460,411	6.62	31,525,916	1,869,549	7.93
Cash and due from banks	754,279			757,958
Premises and equipment	553,211			597,606
Allowance for losses on loans	(344,296)			(339,423)
Goodwill and other intangibles	914,496			964,628
Other assets	1,031,397			1,011,390
Total assets	$32,386,590			$ 34,518,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market accounts	$ 5,685,775	68,627	1.61	$ 4,387,373	126,730	3.86
Interest-bearing checking	3,374,632	25,604	1.01	3,133,237	32,926	1.40
Savings deposits	1,379,285	10,439	1.01	1,357,941	14,758	1.45
Certificates of deposit of $100,000 and over	1,604,665	42,600	3.55	2,115,872	91,255	5.77
Other time deposits	6,987,396	189,522	3.63	8,442,603	343,527	5.44
Total interest-bearing deposits	19,031,753	336,792	2.37	19,437,026	609,196	4.19
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,069,678	22,809	1.47	3,370,256	111,612	4.43
Other	200,052	2,575	1.72	1,252,332	48,930	5.22
Total short-term debt	2,269,730	25,384	1.50	4,622,588	160,542	4.64
Long-term debt
Federal Home Loan Bank advances	1,247,620	36,478	3.91	1,395,093	55,618	5.33
Subordinated capital notes	974,083	52,669	7.23	869,818	46,563	7.16
Medium-term senior notes	254,605	10,067	5.29	53,846	2,762	6.86
Trust Preferred Securities	199,927	11,120	7.44	199,093	12,383	8.32
Other	93,247	3,272	4.69	102,970	6,264	8.13
Total long-term debt	2,769,482	113,606	5.48	2,620,820	123,590	6.30

Total interest-bearing liabilities	24,070,965	475,782	2.64	26,680,434	893,328	4.48
Noninterest-bearing demand deposits	4,407,565	-		4,047,788	-
Total sources of funds	28,478,530	475,782		30,728,222	893,328
Other liabilities	701,062			722,948
Shareholders' equity
Preferred stock	13,560			18,693
Common equity	3,193,438			3,048,212
Total shareholders' equity	3,206,998			3,066,905
Total liabilities and shareholders' equity	$ 32,386,590			$ 34,518,075
Net interest income (1)		$ 984,629			$ 976,221
Net interest rate spread (1)			3.98%			3.45%
Net interest margin (1)			4.47%			4.14%

Taxable-equivalent adjustments
Loans		$ 3,675			$ 4,584
Investment securities		17,239			21,769
Total		$ 20,914			$ 26,353

______________________

(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.	(3) Includes loan fees in both interest income and the calculation of the yield on income.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.	(4) Includes loans on nonaccrual status.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

ANALYSIS OF VOLUME AND RATE CHANGES
	Nine Months Ended September 30, 2002 versus 2001
	Increase (Decrease)
	Due to Change in: (1)		Total
	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income	(Dollars in thousands)

Interest-bearing deposits at financial institutions	$ 1,091	$ (983)	$ 108
Federal funds sold and securities purchased under agreements to resell	832	(1,424)	(592)
Trading account assets	797	(5,718)	(4,921)
Investment securities (FTE)	(53,014)	(12,414)	(65,428)
Loans, net of unearned income (FTE)	(62,999)	(275,304)	(338,303)
Total interest income	(113,293)	(295,843)	(409,136)

Interest expense
Money market accounts	30,146	(88,249)	(58,103)
Interest-bearing checking	2,383	(9,705)	(7,322)
Savings deposits	228	(4,547)	(4,319)
Certificates of deposit of $100,000 and over	(18,776)	(29,879)	(48,655)
Other time deposits	(52,484)	(101,521)	(154,005)
Short-term borrowings	(57,958)	(77,200)	(135,158)
Long-term debt	9,726	(19,710)	(9,984)
Total interest expense	(86,735)	(330,811)	(417,546)
Change in net interest income	$ (26,558)	$ 34,968	$ 8,410

Percentage increase in net interest income over the first nine months of 2001			0.86%

____________________

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

FINANCIAL CONDITION

Union Planters' total assets were $33.2 billion at September 30, 2002 and December 31, 2001 compared to $33.4 billion at September 30, 2001. Average assets were $32.5 billion for the third quarter of 2002 compared to $33.8 billion for the third quarter of 2001.

Earning assets at September 30, 2002 were $30.4 billion compared to $30.1 billion at December 31, 2001 and $30.5 billion at September 30, 2001. Average earning assets were $29.7 billion for the third quarter of 2002, which compares to $30.8 billion for the same period last year and to $29.4 billion for the second quarter of 2002.

Investment Securities

Union Planters' investment securities portfolio of $4.8 billion at September 30, 2002 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $5.1 billion and $4.8 billion at September 30, 2001 and December 31, 2001, respectively. The decrease in investment securities from September 30, 2001 is consistent with management's strategy of using the investment portfolio to assist in managing the Company's interest rate risk profile and liquidity position. During the first nine months of 2002, Union Planters sold $359.6 million of investment securities at a gain of $10.7 million.

At September 30, 2002, these securities had net unrealized gains of $148.5 million (before income taxes). This compares to net unrealized gains of $141.6 million and $86.4 million, respectively, at September 30, 2001 and December 31, 2001. Refer to Note 3 to the Unaudited Consolidated Financial Statements for the composition of the investment portfolio at September 30, 2002 and December 31, 2001.

U.S. Treasury and U.S. Government agency obligations represented approximately 52% of the investment securities portfolio at September 30, 2002, including government Collateralized Mortgage Obligations (CMOs) and mortgage-backed securities issues, which represented 47% of the portfolio. Union Planters has limited credit risk in the investment portfolio which, at September 30, 2002 consisted of investment grade CMOs representing 25% of the portfolio, municipal obligations representing 17% of the portfolio, and other stocks and securities, primarily Federal Reserve Bank and FHLB stock representing 6% of the portfolio. Union Planters has some credit risk in the investment securities portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the Net Interest Income and Market Risk and Asset/Liability Management discussions for information regarding the market-risk in the investment securities portfolio.

Loans

Loans, net of unearned income, at September 30, 2002 were $23.3 billion compared to $23.9 billion and $23.2 billion at September 30, 2001 and December 31, 2001, respectively. Loans held for resale were $1.9 billion at September 30, 2002 and December 31, 2001 compared to $1.2 billion at September 30, 2001.

Average loans, excluding FHA/VA loans, were $23.1 billion for the third quarter of 2002 compared to $23.9 billion for the same quarter in 2001 and compared to $23.0 billion for the second quarter of 2002. Excluding the impact of loan divestitures of $659.3 million, average loans decreased slightly compared to the same quarter last year.

Allowance for Losses on Loans

The allowance for losses on loans (the Allowance) at September 30, 2002 was $356.6 million, an increase of $14.6 million from December 31, 2001. The Allowance at September 30, 2001 was $342.2 million. The increase in the allowance from December 31, 2001 related to higher provision for losses on loans in 2002 due to current economic conditions and the resulting increase in nonperforming loans. Annualized net charge-offs as a percentage of average loans were .77% for the third quarter of 2002, an increase from .69% in the third quarter of 2001. Union Planters' loan portfolio has no significant concentration in terms of industry, geography, product type or size of individual borrowing relationship. Management does not expect any significant changes in the level of nonperforming assets in the near future. While the timing of actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the allowance for loan losses. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

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

A periodic review of selected credits (based on loan size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with the management personnel assigned with accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters' credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. These reviews provide information, which assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

The following table provides a reconciliation of the Allowance at the dates indicated and certain key ratios for the nine-month periods ended September 30, 2002 and 2001 and for the year ended December 31, 2001:
	Nine Months Ended		Year Ended
	September 30,		December 31,
	2002	2001	2001
	(Dollars in thousands)

Beginning balance	$ 341,930	$ 335,452	$ 335,452

Loans charged off
Commercial, financial and agricultural	(55,473)	(45,508)	(59,171)
Foreign	(6,121)	(22)	(819)
Accounts receivable - factoring	(10,300)	(7,993)	(13,123)
Real estate - construction	(2,706)	(2,058)	(2,667)
Real estate - mortgage
Secured by 1-4 family residential	(30,320)	(43,150)	(51,422)
Non-farm, nonresidential properties	(8,904)	(5,844)	(9,034)
Multifamily (5 or more) residential	(2,357)	(446)	(471)
Secured by farmland	(594)	(605)	(968)
Home equity	(2,248)	(1,098)	(1,472)
Consumer	(33,017)	(38,557)	(52,812)
Direct lease financing	(90)	(586)	(586)
Total charge-offs	(152,130)	(145,867)	(192,545)

Recoveries on loans previously charged off
Commercial, financial and agricultural	7,789	11,723	14,486
Foreign	143	437	531
Accounts receivable - factoring	981	2,160	3,744
Real estate - construction	466	614	721
Real estate - mortgage
Secured by 1-4 family residential	3,057	18,734	19,287
Non-farm, nonresidential properties	966	2,178	2,652
Multifamily (5 or more) residential	144	82	91
Secured by farmland	67	218	258
Home equity	281	290	326
Consumer	14,927	17,500	22,657
Direct lease financing	39	78	109
Total recoveries	28,860	54,014	64,862

Net charge-offs	(123,270)	(91,853)	(127,683)
Provision charged to expense	137,901	96,133	131,963
Allowance related to the sale of certain loans	-	(3,291)	(3,555)
Increase due to acquisition	-	5,753	5,753
Balance at end of period	$ 356,561	$ 342,194	$ 341,930

Total loans, net of unearned income, at end of period	$ 23,335,765	$ 23,861,623	$ 23,163,039
Less: FHA/VA government insured/guaranteed loans	(213,169)	(177,182)	(133,751)
Loans used to calculate ratios	$ 23,122,596	$ 23,684,441	$ 23,029,288

Average total loans, net of unearned income, during period	$ 23,135,969	$ 24,405,442	$ 24,187,130
Less: Average FHA/VA government-insured/guaranteed loans	(148,199)	(258,541)	(252,924)
Average loans used to calculate ratios	$ 22,987,770	$ 24,146,901	$ 23,934,206

Credit Quality Ratios (1)
Allowance for losses on loans/loans, net of unearned income	1.54%	1.44%	1.48%
Net charge-offs/average loans, net of unearned income (2)	.72	.51	.51
Provision for losses on loans/average loans, net of unearned income (2)	.80	.53	.53

____________________

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans (FHA/VA loans) since they represent minimal credit risk.

(2) Amounts annualized for September 30, 2002 and 2001.

Nonperforming Assets

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties
	September 30,		June 30,
	2002	2001	2002
	(Dollars in thousands)

Nonaccrual loans	$ 298,689	$ 219,722	$ 269,496
Restructured loans	561	873	562
Total nonperforming loans	299,250	220,595	270,058

Foreclosed properties
Other real estate owned, net	80,445	62,247	72,287
Other foreclosed property	557	1,370	794
Total foreclosed properties	81,002	63,617	73,081

Total nonperforming assets	$ 380,252	$ 284,212	$ 343,139

Loans past due 90 days or more and still accruing interest	$ 186,440	$ 152,564	$ 201,647

FHA/VA government-insured/guaranteed loans
Loans past due 90 days or more and still accruing interest	$ 57,701	$ 68,339	$ 35,086
Nonaccrual loans	1,659	1,985	1,668

Ratios (1)
Nonperforming loans/loans, net of unearned income	1.29%	.93%	1.17%
Nonperforming assets/loans, net of unearned income plus foreclosed properties	1.64	1.20	1.48
Allowance for losses on loans/nonperforming loans	119	155	131
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	.81	.64	.87

____________________

(1) FHA/VA government-insured/guaranteed loans are excluded from loans in the ratio calculations.

The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:
	Nonaccrual Loans (1)			Loans Past Due 90 Days or More (1)
	September 30,		June 30,	September 30,		June 30,
	2002	2001	2002	2002	2001	2002
	(Dollars in thousands)
Loan Type
Commercial, financial and agricultural	$ 128,639	$ 63,070	$ 117,941	$ 20,451	$ 20,746	$ 22,806
Foreign	6,822	792	30	-	30	-
Real estate - construction	34,136	20,901	22,976	7,404	7,780	11,201
Real estate - mortgage
Secured by 1-4 family residential	37,672	60,141	40,758	135,045	92,633	142,181
Non-farm, nonresidential properties	69,141	68,906	64,268	10,285	22,844	9,968
Multifamily (5 or more) residential	14,154	-	14,688	6,129	-	8,288
Secured by farmland	4,322	-	4,483	1,269	-	1,220
Home equity	2,481	4,390	2,864	2,079	3,292	1,594
Consumer	1,309	1,507	1,450	3,674	5,085	4,272
Direct lease financing	13	15	38	104	154	117
Total	$ 298,689	$ 219,722	$ 269,496	$ 186,440	$ 152,564	$ 201,647

____________________

(1) See the preceding table for the amount of FHA/VA government-insured guaranteed/loans on nonaccrual and past due 90 days or more and still accruing interest.

Loans Other than FHA/VA Loans. Nonperforming assets increased $37.1 million over the second quarter of 2002 and $96.0 million over September 30, 2001. A general increase in all categories of nonperforming assets has been experienced since the third quarter of 2001 primarily due to prevailing economic conditions. During the third quarter of 2002, there has been a decrease in loans past due more than 90 days and an increase in foreclosed property due to action taken on past due accounts. Management does not expect any significant changes in the level of nonperforming assets for the next several quarters and believes the risk of losses in nonperforming assets will be mitigated by the diversity of the loan portfolio and the generally sound collateralization practices across the banking franchise. These are forward-looking statements, and actual results could differ because of several factors, including those mentioned in the Cautionary Statements Regarding Forward-Looking Information at the beginning of this discussion.

Loans past due 90 days or more and still accruing interest totaled $186.4 million, or .81% of loans, at September 30, 2002 compared to $152.6 million, or .64%, and $201.6 million, or .87 % of loans, at September 30, 2001 and June 30, 2002, respectively. The preceding table details the composition of these loans. As discussed above, the increase in these loans related primarily to the slowing of the economy.

FHA/VA Loans. FHA/VA government-insured/guaranteed loans do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio, and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled $57.7 million at September 30, 2002, which compares to $68.3 million and $35.1 million at September 30, 2001 and June 30, 2002, respectively. At September 30, 2002, September 30, 2001 and June 30, 2002, $1.7 million, $2.0 million and $1.7 million, respectively, of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. No loss of principal is expected from these loans.

FHA/VA Foreclosure Claims

Provisions for losses related to FHA/VA claims are provided through noninterest expense as provisions for losses on FHA/VA foreclosure claims, and the corresponding liability is carried in other liabilities. The provision for losses on FHA/VA foreclosure claims was $.5 million for both the three and nine months ended September 30, 2002. At September 30, 2002, the Company had a reserve for FHA/VA claims losses of $2.4 million compared to $5.9 million and $2.9 million at September 30, 2001 and June 30, 2002, respectively.

Potential Problem Assets

Potential problem assets consist of assets that are generally secured and are not currently considered nonperforming. They include those assets where information about possible credit problems has raised serious doubts as to the ability of the borrowers to comply with present repayment terms. Historically, such assets have been loans, which have ultimately become nonperforming. At September 30, 2002, Union Planters had potential problem assets (all loans) aggregating $39.2 million, comprised of 11 loans, the largest of which was $10.0 million. This compares to potential problem assets (all loans) aggregating $55.5 million, comprised of 15 loans, at September 30, 2001 and $69.7 million, or 16 loans, at June 30, 2002.

Capital Expenditures

During the first nine months of 2002, the Company capitalized approximately $39.7 million in expenditures for premises and equipment. Included in this amount are expenditures for hardware and software, as well as consulting fees directly related to their installation.

Deposits

Union Planters' deposit base is its primary source of liquidity and consists of deposits from the communities served by Union Planters.

	Average Deposits
	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2002	2001	2002	2002	2001
	(Dollars in thousands)

Noninterest-bearing demand	$ 4,468,380	$ 4,172,497	$ 4,336,433	$ 4,407,565	$ 4,047,788
Money market	5,473,845	4,855,052	5,796,259	5,685,775	4,387,373
Interest-bearing checking	3,392,750	3,111,517	3,392,033	3,374,632	3,133,237
Savings	1,390,651	1,347,694	1,398,395	1,379,285	1,357,941
Total transaction and saving accounts	14,725,626	13,486,760	14,923,120	14,847,257	12,926,339
Other time	6,858,027	8,212,303	7,019,691	6,987,396	8,442,603
Certificates of deposit of $100,000 and over	1,602,051	1,957,996	1,578,785	1,604,665	2,115,872
Total time deposits	8,460,078	10,170,299	8,598,476	8,592,061	10,558,475
Total average deposits	$ 23,185,704	$ 23,657,059	$ 23,521,596	$ 23,439,318	$ 23,484,814

Average deposits were $23.2 billion for the third quarter of 2002 compared to $23.7 billion for the third quarter of 2001 and $23.5 billion for the second quarter of 2002. Average transaction and savings accounts, which consists of demand deposit accounts, unlimited transaction interest-bearing accounts and limited transaction savings accounts, for the third quarter of 2002 increased $1.2 billion from the third quarter of 2001 and decreased $197.5 million from the second quarter of 2002. The increase from the third quarter of 2001 has been driven by weak performance in financial markets as well as the offering of a standard set of deposit products throughout the Union Planters organization. Overall, deposits decreased $471.4 million from September 30, 2001 and $242.0 million from the December 31, 2001. Average deposits were impacted over the past year by sales of branches having deposit balances of over $500 million. Excluding these sales, deposits for the third quarter of 2002 increased $98.9 million over the third quarter of 2001 and decreased $148.9 million from December 31, 2001.

Short-Term Borrowings

Short-term borrowings were $3.0 billion at September 30, 2002 compared to $3.2 billion at September 30, 2001 and $2.5 billion at June 30, 2002. Average short-term borrowings for the third quarter of 2002 declined $866.8 million and $509.4 million, respectively, compared to the same quarter last year and the second quarter of 2002. The composition of this decrease, primarily short-term FHLB advances, federal funds purchased and securities sold under agreements to repurchase, has resulted from the strategic repositioning of the balance sheet referenced in the Investment Securities, Loan, and Market Risk and Asset/Liability Management discussions. Reference is made to the Investment Securities, Loan, and Market Risk and Asset/Liability Management discussions for additional information.

Short- and Medium-Term Senior Notes

On June 7, 2002, UPB issued $600.0 million in Medium-Term Senior Notes under its $5.0 billion senior and subordinated bank note program. The notes carry an interest rate of 5.125% annually and mature in June 2007. The funds from the issuance were used for general corporate purposes. At December 31, 2001, there were no notes outstanding under this program. At September 30, 2001, there was $20.0 million outstanding.

Shareholders' Equity

Union Planters' total shareholders' equity increased $8.6 million from December 31, 2001 to $3.2 billion at September 30, 2002. The major items affecting shareholders' equity are as follows:

  $ 183.9 million increase due to retained net earnings (net earnings less dividends paid)
  $ 39.5 million increase due to the net change in the unrealized gain or loss on available for sale investment securities
  $ 21.1 million increase due to common stock issued for employee benefit plans
  $ 235.9 million decrease due to common shares repurchased and retired (7.6 million shares repurchased)

The Board of Directors authorized the purchase from time to time of up to 10.7 million shares. During 2002, 6.0 million shares were purchased, bringing the total purchased under this authorization to 7.0 million. The Board of Directors also authorized the purchase of 6.5 million shares issued in the Jefferson Heritage acquisition. During 2002, 3.0 million shares were purchased under this authorization, which completed the acquisition of the shares issued.

Subsequent to September 30, 2002, the Board of Directors' authorized the repurchase and retirement of up to an additional 15.0 million shares under the Company's share repurchase program. The Company intends to continue the repurchase program in a manner consistent with its objective to maintain a targeted leverage ratio of 7.5% or higher.

Capital Adequacy

The following table presents information concerning Union Planters Corporation's and Union Planters Bank, National Association's risk-based capital and capital adequacy ratios. The regulatory capital ratios qualify both entities for the "well-capitalized" regulatory classification.

Union Planters Corporation

Risk-Based Capital

	September 30,		December 31,
	2002	2001	2001
	(Dollars in millions)

Tier 1 capital	$ 2,442	$ 2,371	$ 2,440
Total capital	3,630	3,588	3,628
Risk-weighted assets	25,848	25,338	25,021
Ratios
Leverage (1)	7.75%	7.23%	7.56%
Tier 1 risk-based capital	9.45	9.36	9.75
Total risk-based capital	14.04	14.16	14.46
Total shareholders' equity/total assets (at period-end)	9.72	9.62	9.71
Average shareholders' equity/average total assets	9.90	8.88	9.06

    Based on period-end capital and quarterly adjusted average assets.

Union Planters Bank, National Association

Risk-Based Capital

	September 30,		December 31,
	2002	2001	2001
	(Dollars in millions)

Tier 1 capital	$ 2,480	$ 2,290	$ 2,259
Total capital	3,091	2,887	2,854
Risk-weighted assets	25,621	24,480	24,406
Ratios
Leverage (1)	7.97%	7.25%	7.24%
Tier 1 risk-based capital	9.68	9.36	9.26
Total risk-based capital	12.07	11.79	11.70

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

Parent company liquidity is achieved and maintained by dividends received from subsidiaries, interest on advances to subsidiaries and interest on its available for sale investment securities portfolio. At September 30, 2002, the parent company had cash and cash equivalents totaling $434.7 million, which compares to $408.3 million and $518.4 million, respectively, at September 30, 2002 and December 31, 2001. Net working capital (total assets maturing within one year less similar liabilities) was $413.1 million, which compares to $393.1 million and $502.0 million, respectively, at September 30, 2001 and December 31, 2001.

At October 1, 2002, the parent company could have received dividends from subsidiaries of $357.7 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries will be dependent on the future earnings and capital and liquidity considerations. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Union Planters' assets and liabilities are principally financial in nature, and the resulting earnings, primarily net interest income, are subject to change as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect pricing decisions on assets and liabilities, and the resulting net interest income represents approximately 63% of Union Planters' revenues for the three months ended September 30, 2002. Consequently, a substantial part of Union Planters' risk-management activities are devoted to managing interest rate risk. Currently, Union Planters does not have significant risks related to foreign exchange, commodities or equity risk.

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

The scenarios include immediate "shocks" to current rates of 200 basis points up, 100 basis points down and a "most likely" scenario in which current rates are moved according to economic forecasts and management's expectations of changes in administered rates.

The results of these simulations are compared to policy guidelines approved by the ALCO Committee, which limit the change in net interest income to 20% of net earnings when compared with the base case (flat) scenario. Management targets a neutral rate risk profile.

The impact of changes in interest rates on net earnings, stated in terms of annual dollar amount and percentage of net earnings, are as follows:

	September 30, 2002		December 31, 2001
	(Dollars in millions)

Immediate 200 basis point rise in rates	$ 31.5	6.1%	$ (12.4)	(2.8)%
Immediate 100 basis point decline in rates	(20.7)	(4.0)	(3.4)	(1.0)
Most likely change in rates (a)	(7.4)	(1.4)	(0.9)	(1.0)

____________________

(a) The most likely change scenario at September 30, 2002 was updated to reflect the 50 basis point reduction in the targeted federal funds rate by the Federal Open Market Committee on November 6, 2002. Inherent in the simulation is the assumption that the federal funds rate will remain at 1.25% through June 2003 and then increase to 1.75% by September 2003. At December 31, 2001 the scenario reflects a 175 basis point increase in federal funds rate over the last 8 months of simulation.

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

The following Repricing Gap analysis illustrates the cash flows and repricings under a stable rate environment that are fundamental to the simulations used by management to manage the interest rate risk position of the Company:

Union Planters Corporation and Subsidiaries

Repricing Gap Analysis at September 30, 2002
	Interest-Sensitive Within (1) and (7)
	0-90	91-180	181-365	1-3	3-5	5-15	Over	Noninterest-
	Days	Days	Days	Years	Years	Years	15 Years	Bearing	Total
	(Dollars in millions)
Assets
Loans and leases (2), (3) and (4)	$ 10,870	$ 1,786	$ 2,776	$ 5,219	$ 1,624	$ 305	$ 17	$ 763	$ 23,360
Investment securities (5) and (6)	812	328	636	1,485	567	694	87	148	4,757
Other earning assets	2,336	-	-	-	-	-	-	-	2,336
Other assets	-	-	-	-	-	-	-	2,795	2,795
Total assets	$ 14,018	$ 2,114	$ 3,412	$ 6,704	$ 2,191	$ 999	$ 104	$ 3,706	$ 33,248

Sources of funds
Money market deposits (7) and (8)	$ 4,357	$ -	$ 531	$ 531	$ -	$ -	$ -	$ -	$ 5,419
Savings and interest-bearing checking deposits (7) and (8)	1,567	-	-	1,567	-	1,614	-	-	4,748
Other time deposits	1,400	1,249	1,541	1,833	689	21	2	-	6,735
Certificates of deposit of $100,000 and over	460	260	328	391	184	1	-	-	1,624
Short-term borrowings	3,049	-	-	-	-	-	-	-	3,049
Federal Home Loan Bank advances	500	-	100	141	-	220	-	-	961
Other long-term debt	67	-	-	75	698	801	207	-	1,848
Noninterest-bearing deposits	-	-	-	-	-	-	-	4,788	4,788
Other liabilities	-	-	-	-	-	-	-	844	844
Shareholders' equity	-	-	-	-	-	-	-	3,232	3,232
Total sources of funds	$ 11,400	$ 1,509	$ 2,500	$ 4,538	$ 1,571	$ 2,657	$ 209	$ 8,864	$ 33,248

Interest rate swaps (9)	(185)	-	-	-	185	-	-	-
Interest rate sensitivity gap	2,433	605	912	2,166	805	(1,658)	(105)	(5,158)
Cumulative interest rate sensitivity gap (8)	2,433	3,038	3,950	6,116	6,921	5,263	5,158
Cumulative gap as a percentage of total assets (8)	7%	9%	12%	18%	21%	16%	16%

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

(5) The scheduled maturities of mortgage-backed securities and CMOs include principal prepayments of these securities using proprietary models and their estimates of prepayment speeds.

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
  If all money market, interest-bearing checking and savings deposits had been included in the 0-90 Days category above, the cumulative gap as a percentage of total assets would have been negative 5% and 4%, respectively, for the 0-90 Days and 91-180 Days categories and positive 1%, 14%, 16% and 16%, respectively, for the 1-3 Years, 3-5 Years, 5-15 Years and over 15 Years categories at September 30, 2002.
  The notional value of interest rate swaps at September 30, 2002 is $185 million.

Item 4 - Controls and Procedures

Union Planters maintains disclosure controls and procedures that are designed to ensure that information Union Planters is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Union Planters' Chief Executive Officer and its Chief Financial Officer have evaluated the effectiveness of these disclosure controls and procedures as of a date within the 90 day period prior to the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Union Planters' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Union Planters and/or its various subsidiaries are parties to certain pending or threatened civil actions, which are described in Item 3, Part I of the Union Planters' 2001 Form 10-K, Form 8-K dated June 6, 2002 and in Note 20 to Union Planters' consolidated financial statements, in the Proxy and Annual Financial Disclosures, and Item 1, Part II of Union Planters' Form 10-Q for the quarter ended June 30, 2002, to which reference is made. Various other legal proceedings pending against Union Planters and /or its subsidiaries have arisen in the ordinary course of business.

While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that neither Union Planters' financial position, results of operations nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. There were no material developments during the third quarter of 2002 in any of the pending or threatened actions that affected such opinion.

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits:

10	Union Planters Corporation Amended and Restated 1996 Executive Plan
99(a)	906 Certification of Chief Executive Officer
99(b)	906 Certification of Chief Financial Officer

Reports on Form 8-K:

	Date of Current Report	Subject
1.	July 18, 2002	Press release announcing second quarter 2002 earnings, reported under Item 5.
2.	August 13, 2002

Statements under oath of the Principal Executive Officer and the Principal Financial Officer in accordance with the Securities and Exchange Commissions June 27, 2002 order requiring sworn statements pursuant to Section 21 (a) (1) of the Securities Act of 1934, furnished under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNION PLANTERS CORPORATION
(Registrant)

Date: November 13, 2002	By: /s/ Jackson W. Moore
Jackson W. Moore, Chairman,
President and Chief Executive Officer

Date: November 13, 2002	By: /s/ Bobby L. Doxey
Bobby L. Doxey,
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer

CERTIFICATIONS

I, Jackson W. Moore certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Planters Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

 /s/ Jackson W. Moore

Jackson W. Moore,

Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Bobby L. Doxey certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Planters Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

 /s/ Bobby L. Doxey

Bobby L. Doxey,

Senior Executive Vice President, Chief Financial Officer and

Chief Accounting Officer

Exhibit Index

Exhibit number	Description
10	Union Planters Corporation Amended and Restated 1996 Executive Plan
99(a)	906 Certification of Chief Executive Officer
99(b)	906 Certification of Chief Financial Officer