Form 10-K
period 2002-12-31
UNION PLANTERS CORP
filed 2003-03-14
CIK 100893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________ to ________

Commission File No.   1-10160

UNION PLANTERS CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-0859007
(State of incorporation)	(IRS Employer Identification No.)

Union Planters Corporation
6200 Poplar Avenue
Memphis, Tennessee 38119
(Address of principal executive offices)

Registrant's telephone number, including area code: (901) 580-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock having a par value of $5 per share and associated Preferred Share Purchase Rights	New York Stock Exchange

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

Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant at June 28, 2002 was approximately $6,564,631,403

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT'S CLASSES OF COMMON STOCK

CLASS	OUTSTANDING AT FEBRUARY 28, 2003
Common Stock having a par value of $5 per share	198,682,318

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held April 17, 2003, including 2002 Annual Financial Disclosures are incorporated into Parts I, II and III of Form 10-K.

Form 10-K Index

Page

Part I *

Item 1. BUSINESS *

Item 1a. Executive Officers of the Registrant *

Item 2. Properties *

Item 3. Legal Proceedings *

Part II *

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters *

Item 6. Selected Financial Data *

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations *

Item 7A. Quantitative and Qualitative Disclosures About Market Risk *

Item 8. Financial Statements and Supplementary Data *

Part III *

Item 10. Directors and Executive Officers of the Registrant *

Item 11. Executive Compensation *

Item 12. Security Ownership of Certain Beneficial Owners and Management *

Item 13. Certain Relationships and Related Transactions *

Item 14. Controls and Procedures *

Part IV *

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K *

SIGNATURES *

Risk Factors

Cautionary Statement Regarding Forward-Looking Information

This Annual Report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. The words "anticipate," "project," "expect," "believe," "intend," "estimate," "should," "is likely," "target" and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are based on management's expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Examples of factors that could cause future results to vary from current management expectations include the following: the timing and amount of interest rate movements (which can have a significant impact on a financial institution); effects of changes in general economic conditions, as well as economic conditions in markets in which Union Planters Corporation (Union Planters or the Company) conducts business and the impact in the United States of hostilities abroad; market and monetary fluctuations and uncertainties in the financial markets; inflation; competition within and outside the financial services industry; technology; risks inherent in originating loans, including prepayment risks, fluctuations in collateral values and changes in customer profiles; loan loss experience, the rate of loan charge-offs and the level of the provision for losses on loans; and changes in enacted tax rates and accounting principles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve Board), and insurance and securities regulatory agencies, unanticipated regulatory and judicial proceedings, unanticipated results in pending litigation or Internal Revenue Service examinations, changes in the laws, regulations and regulatory policies applicable to Union Planters and its subsidiaries, and Union Planters' success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ materially from current expectations. Union Planters assumes no obligation to update any forward-looking statements that are made from time to time.

Part I

Item 1. Business

General

Union Planters Overview

Union Planters, headquartered in Memphis, Tennessee, is the largest bank holding company headquartered in Tennessee and is among the 30 largest bank holding companies based in the United States, with $34.14 billion in total assets at December 31, 2002. Union Planters Bank, National Association (Union Planters Bank or UPB), the principal banking subsidiary, was founded in 1869 and operates in 12 states: Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. UPB offers a full range of commercial and consumer financial solutions through a network of 762 banking offices, 965 ATMs and the resources of specialized business units and subsidiaries. Trust services include investment management, personal trust services, employee benefit administration and proprietary mutual funds. Investment and insurance services include annuities, brokerage, life insurance, home and auto insurance, commercial property and casualty insurance, crop and hail insurance, environmental insurance and title insurance. Union Planters provides a full range of mortgage products through Union Planters banking centers and a network of mortgage production offices. Capital Factors, Inc. (Capital Factors), based in Boca Raton, Florida, provides receivable-based commercial financing and related fee-based credit, collection and management information services. Capital Factors has regional offices in Atlanta, Georgia; Charlotte, North Carolina; Dallas, Texas; Los Angeles, California; New York, New York; and an office specializing in financing to the rental car industry in San Ramon, California. Strategic Outsourcing, Inc. (SOI), based in Charlotte, North Carolina, provides professional employment services such as payroll administration, tax reporting, compliance, workers' compensation, insurance and benefits management.

Information about Union Planters' business segments and nonbanking lines of business is contained under (and incorporated by reference to) the headings "Union Planters Overview" and "Noninterest Income" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Segment Review" and in Note 18 to the consolidated financial statements beginning on pages F-4, F-13, F19 and F-74, respectively, in Appendix F of the Definitive Proxy Statement for the Annual Shareholders' Meeting to be held April 17, 2003 (the Definitive Proxy Statement, including the 2002 Annual Financial Disclosures are referred to as the "Proxy and Annual Financial Disclosures.")

Union Planters completed one acquisition in 2000 and one acquisition in 2001 and none in 2002. Information about the banking organizations acquired since January 1, 2000, their asset size and the consideration paid is included in (and incorporated by reference to) the table titled "Acquisitions Completed Since January 1, 2000" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and in Note 2 to the consolidated financial statements in the Proxy and Annual Financial Disclosures. Management currently expects the level of acquisition activity in 2003 to be limited.

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

Supervision and Regulation

General

As a registered bank holding company, Union Planters is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 (BHCA). Each of Union Planters' banking subsidiaries, including its federal savings bank subsidiary, is a member of the Federal Deposit Insurance Corporation (the FDIC) and as such their deposits are insured by the FDIC to the maximum extent provided by law.

Union Planters currently has three banking subsidiaries, the principal subsidiary being Union Planters Bank, a national banking association which is subject to supervision and examination by the Office of the Comptroller of the Currency (the Comptroller) and the FDIC. The state bank subsidiary of Union Planters is subject to supervision and examination by the FDIC and the Tennessee Department of Financial Institutions. Union Planters' federal savings bank subsidiary is subject to supervision and examination by the Office of Thrift Supervision (OTS). Union Planters' banking subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of their customers and depositors. These laws and regulations include requirements to maintain reserves against deposits, restrictions on the types and amounts of loans and other extensions of credit that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made, as well as the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banking subsidiaries. In addition to the impact of regulation, the banking subsidiaries are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Set forth below are brief descriptions of selected laws and regulations applicable to Union Planters and its subsidiaries. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. Changes in an applicable law or regulation could have a material effect on the business of Union Planters.

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

Acquisitions

Under the BHCA, Union Planters must obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also restricts Union Planters' ability to acquire direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation, as discussed below. The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any region of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the CRA), as amended. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. Based on their most recent CRA compliance examinations, Union Planters' subsidiary banks and federal savings bank have all received at least a "satisfactory" CRA rating.

Impact of the Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act allows banking organizations, such as Union Planters, to be affiliated with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company, and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve Board determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least "satisfactory." Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting nonbanking activities which had been determined by Federal Reserve Board order or regulation prior to the Gramm-Leach Bliley Act, to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

The Federal Reserve Board and the Treasury Secretary determine what activities qualify as financial in nature and have adopted regulations identifying certain activities as financial in nature or incidental to financial activities, as well as the procedures that allow a financial holding company to request the Board's approval to conduct an activity that is complementary to a financial activity. A financial holding company is not required to obtain prior Federal Reserve Board approval in order to engage in the financial activities identified in the Act or the Federal Reserve Board regulations, other than in connection with an acquisition of a thrift institution. However, a financial holding company cannot commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. If any of a financial holding company's depository institution subsidiaries ceases being well capitalized or well managed and compliance is not achieved within 180 days, a financial holding company may be forced to divest its depository institutions.

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

The Gramm-Leach-Bliley Act containes a number of other provisions that affect Union Planters' operations and the operations of all financial institutions, including consumer privacy protections, which allow financial institutions to disclose nonpublic personal financial information to third parties only after customers have had the opportunity to "opt out" of such disclosures.

Union Planters meets the eligibility requirements to elect the status of a financial holding company, but has not elected such status.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act), Union Planters and any other bank holding company may acquire a bank located in any state, subject to certain deposit-percentage limitations, aging requirements and other restrictions. The Interstate Act generally permits a bank to conduct interstate branching through acquisitions of banks in other states, unless the state in question adopted legislation prior to June 1, 1997 to "opt-out" of interstate banking. Management anticipates that substantially all of Union Planters' banking subsidiaries, including any which may be acquired in the future, would ultimately be merged with and into UPB to the extent allowed by law.

The Interstate Act also permits a bank to establish de novo branches in another state to the extent de novo interstate branching is expressly permitted by the laws of that state.

Capital

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio (Risk-Based Capital Ratio) of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet commitments such as standby letters of credit) is 8%. At least one-half of Total Capital must be composed of Tier 1 Capital which generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and certain nonfinancial equity investments, less goodwill and certain other intangible assets. The remainder, denominated "Tier 2 Capital," generally consists of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities.

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

All of Union Planters' banking subsidiaries are subject to Risk-Based and Leverage Capital Ratio requirements adopted by their respective federal regulators, which are substantially similar to those adopted by the Federal Reserve Board. Each of Union Planters' banking subsidiaries satisfied the minimum capital requirements applicable to it and had the capital levels required to qualify as a "well-capitalized" institution under the prompt corrective action provisions discussed below. A bank's capital classifications may have an influence on a bank's business activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. Applicable capital and ratio information is as follows:

	Actual		Minimum Capital Adequacy		"Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in millions)
2002
Leverage (Tier 1 Capital to Average Assets)
Union Planters	$2,409	7.47%	$1,290	4.00%	-	N/A
UPB	2,310	7.25	1,274	4.00	$1,593	5%
Tier 1 Capital (to Risk-Weighted Assets)
Union Planters	$2,409	9.40%	$1,025	4.00%	-	N/A
UPB	2,310	9.08	1,019	4.00	$1,529	6%
Total Capital (to Risk-Weighted Assets)
Union Planters	$3,560	13.89%	$2,050	8.00%	-	N/A
UPB	2,919	11.47	2,038	8.00	$2,548	10%

2001
Leverage (Tier 1 Capital to Average Assets)
Union Planters	$2,440	7.56%	$1,292	4.00%	-	N/A
UPB	2,259	7.24	1,248	4.00	$1,560	5%
Tier 1 Capital (to Risk-Weighted Assets)
Union Planters	$2,440	9.75%	$1,000	4.00%	-	N/A
UPB	2,259	9.26	967	4.00	$1,464	6%
Total Capital (to Risk-Weighted Assets)
Union Planters	$3,617	14.47%	$1,999	8.00%	-	N/A
UPB	2,854	11.70	1,952	8.00	$2,441	10%

Neither Union Planters nor any of its banking subsidiaries has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the joint regulations thereunder adopted by the federal banking agencies require the banking regulators to take prompt corrective action if depository institutions do not meet their minimum capital requirements. A depository institution is considered to be significantly undercapitalized if it has a Total Capital Ratio of less than 6.0%; a Tier I Capital ratio of less than 3.0%; or a Leverage Ratio of less than 3.0%. An institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. "Tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets, with certain exceptions.

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

There are statutory and regulatory limitations on the payment of dividends to Union Planters by its banking subsidiaries. UPB, a national banking association, is required by federal law to obtain the prior approval of the Comptroller for the declaration of dividends if the total of all dividends to be declared by the board of directors of such bank in any year would exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. Union Planters' state-chartered banking subsidiary is subject to similar restrictions on the payment of dividends under Tennessee law. The payment of dividends by the thrift subsidiary is subject to regulation of the Office of Thrift Supervision. Furthermore, all depository institutions are prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. At January 1, 2003, under dividend restrictions imposed under federal and state laws, Union Planters' banking subsidiaries could declare aggregate dividends of approximately $245 million without obtaining prior regulatory approval. During 2002, Union Planters' banking subsidiaries declared $620 million in dividends to Union Planters. Future dividends will depend primarily upon the level of earnings of the banking subsidiaries of Union Planters. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

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

Anti-Terrorism Legislation.

The USA Patriot Act of 2001 was enacted in response to the events of September 11, 2001 and contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Treasury Secretary broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations.

Recent Legislative Initiatives

On July 30, 2002, the Sarbanes-Oxley Act of 2002 became law, addressing the reporting, accounting, corporate governance and business practices of companies, as well as financial and other professionals who have relationships with public companies such as Union Planters. In addition, the NYSE has pending proposed changes to its corporate governance and listing requirements. Union Planters continues to monitor the regulatory, accounting and corporate governance requirements as they are proposed and finalized as a part of its securities law compliance efforts.

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

Personnel

As of December 31, 2002, Union Planters, including all subsidiaries, had 10,836 full-time equivalent employees.

Website

The address of Union Planters' Internet website is http://www.unionplanters.com. Union Planters makes available free of charge through this Internet website the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Proxy Statements and amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission (SEC). Reports, proxy and information statements and other information regarding the Company also are contained on SEC's Internet website, http://www.sec.gov.

Statistical Disclosures

The following table presents the maturities and sensitivities of certain of Union Planters' loans to changes in interest rates at December 31, 2002:

	Due Within One Year	Due After One But Within Five Years	Due After Five Years
(Dollars in thousands)
Commercial, financial and agricultural (1)	$ 3,824,023	$ 1,728,282	$ 405,014
Real Estate - Construction	1,419,850	773,006	69,037
Foreign	195,220	16,104	6,246
Total	$ 5,439,093	$ 2,517,392	$ 480,297

Fixed Rate		$ 818,523	$ 81,487
Variable Rate		$ 1,698,869	$ 398,810

____________________
(1) Includes accounts receivable-factoring and direct lease financing.

The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2002 (dollars in thousands):

Under 3 Months	$ 413,846
3 to 6 Months	283,404
6 to 12 Months	307,530
Over 12 Months	574,216
Total	$ 1,578,996

Additional statistical information can be found in the Proxy and Annual Financial Disclosures.

Item 1a. Executive Officers of the Registrant

The following lists the executive officers of Union Planters. Executive officers of Union Planters are elected annually. Information regarding the executive officers, their present positions held with Union Planters and its subsidiaries, their ages as of March 7, 2003, and their principal occupations for the last five years are as follows:

	Position of Executive Officers
Name	with Union Planters and UPB	Age

Jackson W. Moore	Chairman, President and Chief Executive Officer	54

Bobby L. Doxey	Senior Executive Vice President and Chief Financial Officer	55

Adolfo Henriques	Southern Banking Group Chief Executive and Head of Commercial Banking	49

Alan W. Kennebeck	Senior Executive Vice President Director of Financial Services	57

Lou Ann Poynter	Senior Executive Vice President Mortgage Banking	56

Michael B. Russell	Senior Executive Vice President Manager of Credit Policy	48

Steven J. Schenck	Midwest Banking Group Chief Executive and Head of Credit Improvement	54

John V. White, Jr.	Central Banking Group Chief Executive and Head of Retail Banking and Financial Services	55

Mr. Moore was elected Chairman and Chief Executive Officer of Union Planters in September 2000. Mr. Moore had been President of Union Planters since April 1989 and was elected President of UPB January 1, 1998. In April 1994, Mr. Moore was elected Chief Operating Officer of Union Planters and was elected to the same position with UPB January 1, 1998. He is also a Director of PSB Bancshares, Inc. and a Vice President and Director of its subsidiary, Peoples Southern Bank (not an affiliate bank of Union Planters), located in Clanton, Alabama. He has served on the Boards of Union Planters and UPB since 1986.

Mr. Doxey, was appointed Senior Executive Vice President in March 2000, and currently serves as Chief Financial Officer. Prior to joining Union Planters, Mr. Doxey was a Senior Vice President and Financial Systems Project Manager and Manager of Organizational Profitability Measurement with Banc One Corporation. He was Senior Vice President and Controller for Banc One Corporation from 1996 to 1998.

Mr. Henriques was appointed Senior Executive Vice President in June 2001, and currently serves as Southern Banking Group Chief Executive and Head of Commercial Banking. Previously, Mr. Henriques was Chairman and Chief Executive Officer of Union Planters Bank in Florida. Prior to joining Union Planters in February 1998, Mr. Henriques was Chairman of NationsBank for South Florida.

Mr. Kennebeck was appointed Senior Executive Vice President in June 2001, and currently serves as Director of Financial Services. Previously, Mr. Kennebeck was Senior Executive Vice President for Retail Services for Union Planters. Prior to joining Union Planters in February 2000, Mr. Kennebeck was President and Chief Executive Officer of AMCORE Investment Group and Chairman of AMCORE Insurance Group, Inc., AMCORE Investment Services, Inc. and Investment Management Group. He was also Executive Vice President of AMCORE Financial, Inc.

Ms. Poynter was appointed Senior Executive Vice President in June 2001, and currently serves as Head of Mortgage Banking. Previously, Ms. Poynter was Executive Vice President and Regional Bank Group Manager of the Southeast Region for Union Planters since October 2000. Prior to that, she was Chairman and Chief Executive Officer of Union Planters Bank in Hattiesburg, Mississippi, a position she held since November 1997.

Mr. Russell was appointed Senior Executive Vice President in June 2001, and currently serves as Manager of Credit Policy. Previously, Mr. Russell was Senior Executive Vice President of Lending and Credit Administration for Union Planters since April 2000. From November 1998 until April 2000, he was Executive Vice President and Senior Lending Officer. Previously, he had been the Corporate Risk Analysis Manager with responsibility for credit review, compliance, data security and business resumption. Mr. Russell has been an officer of UPB for more than eighteen years.

Mr. Schenck was appointed Senior Executive Vice President in June 2001, and currently serves as Midwest Banking Group Chief Executive and Head of Credit Improvement. Previously, Mr. Schenck was President and Chief Executive Officer of Union Planters Bank in Indiana. Between March 1999 and the third quarter of 2000, he was President and Chief Executive Officer of Union Planters Bank in Indianapolis. From 1993 to 1999, Mr. Schenck was Senior Vice President of First Chicago NBD, responsible for certain Indiana banking markets and Manager of Indiana Credit.

Mr. White was appointed Senior Executive Vice President in June 2001, and currently serves as Central Banking Group Chief Executive and Head of Retail Banking and Financial Services. Previously, Mr. White was Executive Vice President of Union Planters and President and Chief Executive Officer of Union Planters Bank of Memphis. From 1993 until joining Union Planters in May 2000, Mr. White was Executive Vice President of National City Corporation with responsibilities for the Indiana Retail Banking Group.

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

As of December 31, 2002, Union Planters operated 19 banking offices in Alabama, 34 in Arkansas, 72 in Florida, 86 in Illinois, 72 in Indiana, 24 in Iowa, 29 in Kentucky, 23 in Louisiana, 116 in Mississippi, 81 in Missouri, 191 in Tennessee and 15 in Texas. The mortgage operations of UPB operate 28 mortgage production offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Nevada, North Carolina, Ohio, Texas and Washington. The majority of these locations are owned. Union Planters' subsidiaries also operate 965 twenty-four-hour automated teller locations. A wholly-owned subsidiary, Capital Factors, Inc., has operations in leased facilities in Boca Raton, Florida and Ft. Lauderdale, Florida; Los Angeles, California; San Ramon, California; New York, New York; Charlotte, North Carolina; Dallas, Texas; and Atlanta, Georgia.

There are no material encumbrances on any of the Company-owned properties.

Item 3. Legal Proceedings

Union Planters and/or various subsidiaries, including UPB, are parties to various pending civil actions, all of which are being defended vigorously. Additionally, the Company and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business. While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that neither Union Planters' financial position, results of operations nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings.

As previously reported in reports filed by Union Planters with the Securities and Exchange Commission:

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

A complaint was filed in February 2000 by John Connors in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, naming as defendants Magna Bank (subsequently merged into UPB), Magna's Chief Executive Officer, its Board of Directors and its outside legal counsel. Magna was acquired by the Company on July 1, 1998. The complaint is related to collection efforts by UPB against the plaintiff on a line of credit and a series of notes. The complaint alleges breach of fiduciary duty by the defendants in failing to dispose of certain collateral in a commercially reasonable manner and interference with plaintiff's contractual and business affairs. The plaintiff is seeking compensatory and punitive damages of three hundred million dollars. Based on information received to date, the Union Planters believes that the claims are without merit and is vigorously defending this action.

UPB, as successor to Magna Bank, is presently a defendant in various suits filed in Illinois, related to various trusts owned by SBU, Inc., a Missouri corporation, and SBU of Illinois, Inc., an Illinois corporation (collectively, "SBU"). The trusts were funded with structured settlement proceeds the plaintiffs had received in settlement of accident cases and invested with SBU. Magna Bank served as trustee. The suits are related to losses the plaintiffs incurred after SBU terminated Magna as trustee and moved the trust assets to another corporation designated by SBU. Magna filed legal proceedings opposing the transfer of the trust assets but was ordered by the Illinois State Trial and Appellate Court to release the assets. The trust assets were then misappropriated after they were transferred to Flag Finance, the successor trustee designated by SBU. Plaintiffs have filed several actions naming UPB, other banks, James Gibson (a principal in both SBU and Flag Finance), brokerage houses, accounting firms, law firms and individuals and are seeking compensatory and punitive damages. The pending suits are identified as: Burgard and McCraken et al v. UPB et al filed in July 2001 in the Twentieth Judicial Circuit of St. Clair County, Illinois which includes thirteen individual plaintiffs seeking compensatory and punitive damages of $16,344,100; Clark et al v. UPB et al filed in October 2001 in the Third Judicial Circuit of Madison County, Illinois which includes eight individual plaintiffs seeking compensatory damages of $5,347,451; Gaudreault et al v. UPB et al filed in March 2001 in the Third Judicial Circuit of Madison County, Illinois which includes four individual plaintiffs seeking compensatory damages of $4,947,754; Hicks v. UPB et al filed in August 2000 in the Fourth Judicial Circuit of Marion County, Illinois in which the plaintiff is seeking compensatory and punitive damages totaling twenty million dollars; Cange v. UPB et al filed in January 2000 in the Twentieth Judicial Circuit of St. Clair County, Illinois in which the plaintiff is seeking compensatory damages totaling $46,000; Vaughn v. UPB et al filed in December 2002 in the Circuit Court for the City of St. Louis, Missouri in which the plaintiff is seeking compensatory damages of $800,000; Topsakalyan et al v. UPB et al filed in September 2000 in the Circuit Court of Cook County, Illinois which includes numerous individual plaintiffs seeking compensatory and punitive damages totaling $300.0 million dollars. The Circuit Court Judge dismissed the Topsakalyan case with prejudice in December 2002, and the plaintiffs have appealed to the First District Court of Appeals of Illinois. James v. UPB et al filed in August 2002 in the Twentieth Judicial Circuit of St. Clair County, Illinois which is a putative class action seeking compensatory and punitive damages totaling $77,805,510. The proposed class in James includes individuals who are named plaintiffs in the above cases who will have to opt out of the class to pursue their individual suits. Union Planters believes that the claims against it are without merit and is vigorously defending the actions.

Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The information required by Item 5 is included in Table 12 captioned "Selected Quarterly Data" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

Item 6. Selected Financial Data

The information required by Item 6 is included under the heading "Selected Financial Data" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is included under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," included on pages F-4 through F-41 in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 7A is included under the subheading "Market Risk and Asset/Liability Management" and in Table 9 captioned "Rate Sensitivity at December 31, 2002," included in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is included in Table 12 captioned "Selected Quarterly Data" and the Consolidated Financial Statements in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning "Executive Officers of the Registrant" is included in Part I (Item 1a) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of Item 401 of Regulation S-K and incorporated by reference herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 as to certain beneficial owners and management is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

Equity compensation plans:	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Securities available for future issuance under equity compensation plans
Approved by shareholders (1)	11,315,274	$25.25	13,053,112
Not approved by shareholders (2)	7,684,551	27.94	3,481,529
Total	18,999,825	$26.34	16,534,641

    Securities outstanding are related to the Union Planters 1983 Stock incentive plan, 1992 Stock Incentive Plan and various plans assumed through acquisitions. The securities assumed through acquisitions aggregated 1,522,900 and had a weighted average exercise price of $18.29. Securities available for future issue relate only to the 1992 Stock incentive plan, which may include the issuance of restricted stock grants as described in Note 13 to the to the consolidated financial statements on page F-67 of Appendix F of Proxy and Annual Financial Disclosures.
    Securities outstanding and available for future issue relate to the Union Planters 1998 Stock Incentive Plan for Officers and Employees

The 1998 Stock Incentive Plan for Officers and Employees, which was not presented to or approved by shareholders, allows for 11.5 million shares of Union Planters' common stock to be issued through the exercise of nonstatutory stock options to all officers (except executive officers) and employees of Union Planters and its subsidiaries who were employed on the date of grant. The option price is the market value of Union Planters' shares at the date of grant. Options granted become exercisable three years after the date of grant and expire ten years after the date of grant.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 as to transactions and relationships with certain directors and executive officers of Union Planters and their associates is included under the heading "Certain Relationships and Transactions" in the Proxy and Annual Financial Disclosures, which information is incorporated herein by reference.

Item 14. Controls and Procedures

Union Planters maintains disclosure controls and procedures that are designed to ensure that information Union Planters is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Union Planters' Chief Executive Officer and its Chief Financial Officer have evaluated the effectiveness of these disclosure controls and procedures as of a date within the 90 day period prior to the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Union Planters' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)

The following audited consolidated financial statements of Union Planters and its Subsidiaries, included in the Proxy and Annual Financial Disclosures, are incorporated herein by reference in response to Part II, Item 8:

Report of Management
Report of Independent Accountants
Consolidated Balance Sheet - December 31, 2002 and 2001
Consolidated Statement of Earnings -Years ended December 31, 2002, 2001 and 2000
Consolidated Statement of Changes in Shareholders' Equity - Years ended December 31, 2002, 2001 and 2000
Consolidated Statement of Cash Flows - Years ended December 31, 2002, 2001 and 2000
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

(b)	Reports on Form 8-K:

Date of Current Report	Subject Reported Under Item 5
October 17, 2002	Press Release announcing Third Quarter 2002 net earnings, reported under Item 5
January 16, 2003	Press Release announcing 2002 Fourth Quarter and Year-End operating results, reported under Item 5

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION PLANTERS CORPORATION
(Registrant)
Date: March 14, 2003	By: /s/ Jackson W. Moore
Jackson W. Moore, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2003:
/s/ Jackson W. Moore	/s/ Bobby L. Doxey
Jackson W. Moore	Bobby L. Doxey
Chairman, President, Chief Executive Officer and	Senior Executive Vice President, Chief Financial Officer and
Director	Chief Accounting Officer

/s/ Albert M. Austin	/s/ Samuel W. Bartholomew, Jr.
Albert M. Austin	Samuel W. Bartholomew, Jr.
Director	Director

/s/ George W. Bryan	/s/ John R. Roberts
George W. Bryan	John R. Roberts
Director	Director

/s/ James E. Harwood	/s/ Michael S. Starnes
James E. Harwood	Michael S. Starnes
Director	Director

/s/ Parnell S. Lewis, Jr.	/s/ Robert R. Waller, M.D.
Parnell S. Lewis, Jr.	Robert R. Waller, M.D.
Director	Director

/s/ Jorge M. Perez	/s/ Richard A. Trippeer, Jr
Jorge M. Perez	Richard A. Trippeer, Jr.
Director	Director

/s/ Lou Ann Poynter	/s/ Spence L. Wilson
Lou Ann Poynter	Spence L. Wilson
Senior Executive Vice President and Director	Director

I, Jackson W. Moore certify that:

1. I have reviewed this Annual report on Form 10-K of Union Planters Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

 /s/ Jackson W. Moore

Jackson W. Moore

Chairman, President and Chief Executive Officer

I, Bobby L. Doxey certify that:

1. I have reviewed this annual report on Form 10-K of Union Planters Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

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

Amended and Restated Bylaws, as most recently amended on October 18, 2001, of Union Planters Corporation (incorporated by reference to
Exhibit 3 to Union Planters Corporation's Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)

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

4(e)

Amended and Restated Issuing and Paying Agency Agreement between Union Planters Bank, National Association and Bank One Trust Company, N.A. (successor to The First National Bank of Chicago) for the Bank Note Program under which Union Planters Bank, National Association can issue Senior and Subordinated Bank Notes with maturities ranging from 30 days to 30 years (the "Bank Note Program"), including as Exhibits A-1 through A-4 the forms of the Global Senior and Subordinated Bank Notes (Fixed and Floating Rate) (incorporated by reference to Exhibit 4(a) to Union Planters Corporation's Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)

4(f)

Amended and Restated Interest Calculation Agreement between Union Planters Bank, National Association and Bank One Trust Company, N.A. (successor to The First National Bank of Chicago) for the Bank Note Program (incorporated by reference to Exhibit 4(b) to Union Planters Corporation's Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)

4(g)

Amended and Restated Administrative Procedures for use in the Bank Note Program (incorporated by reference to Exhibit 4(c) to Union Planters Corporation's Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)

4(h)

Global Senior Bank Notes (Fixed Rate) issued in the Bank Note Program on June 7, 2002 (incorporated by reference to Exhibit 4(d) to Union Planters Corporation's Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)

10(a)*

Union Planters Corporation 1983 Stock Incentive Plan as amended January 18, 1990 and approved by shareholders on April 20, 1990 (incorporated by reference to Exhibit 4(a) filed as part of Registration Statement No. 33-35928, filed July 23, 1990)

10(b)*

Union Planters Corporation 1992 Stock Incentive Plan as Amended and Restated February 19, 2002 and approved by shareholders April 18, 2002 (incorporated by reference to Exhibit 10(b) to Union Planters Corporation's Quarterly Report on Form 10-Q dated June 30, 2002 Commission File No. 1-10160)

10(c)*	Union Planters 1998 Stock Incentive Plan for Officers and Employees (filed herewith)
10(d)*

Union Planters Corporation Amended and Restated 1996 Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2002, Commission File No. 1-10160)

10(e)*

Deferred Compensation Agreements between Union Planters Corporation and Union Planters National Bank and certain outside directors (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission File No. 0-6919)

10(f)*

Union Planters Corporation Supplemental Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 1995, Commission File No. 1-10160)

10(g)*

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

10(i)*

Trust Under Union Planters Corporation Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10(m) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(j)*

Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10(n) to Union Planters Corporation's Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)

10(k)*	Amended Executive Financial Service Plan 2000 (incorporated by reference to Exhibit 10(bb) to Union Planters Corporation's Form 10-K dated December 31, 2001, Commission File No. 1-10160)
10(l)*

Union Planters Corporation Executive Performance Goals for Restricted Stock Awards (incorporated by reference to Exhibit 10(gg) to Union Planters Corporation's Form 10-K dated December 31, 2000, Commission File No. 1-10160)

10(m)*

Union Planters Corporation 2002 Senior Management Performance Incentive Plan (incorporated by reference to Exhibit 10(a) to Union Planters Corporation's Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)

10(n)*

Amended and Restated Employment Agreement between Union Planters Corporation and Jackson W. Moore 1997 (incorporated by reference to Exhibit 10(cc) to Union Planters Corporation's Form 10-K dated December 31, 2001, Commission File No. 1-10160)

10(o)*

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

Employment Agreement between Union Planters Corporation and Alan W. Kennebeck (incorporated by reference to Exhibit 10(z) to Union Planters Corporation's Form 10-K dated December 31, 1999, Commission File No. 1-10160)

10(y*)

Employment Agreement between Union Planters Corporation and Adolfo Henriques (incorporated by reference to Exhibit 10(dd) to Union Planters Corporation's Form 10-K dated December 31, 2001, Commission File No. 1-10160)

10(z)*

Employment Agreement between Union Planters Corporation and Steven Schenck (incorporated by reference to Exhibit 10(ee) to Union Planters Corporation's Form 10-K dated December 31, 2000, Commission File No. 1-10160)

10(aa)*

Employment Agreement between Union Planters Corporation and John V. White, (incorporated by reference to Exhibit 10(ff) to Union Planters Corporation's Form 10-K dated December 31, 2000, Commission File No. 1-10160)

21	Subsidiaries of the Registrant (filed herewith)
23	Consent of PricewaterhouseCoopers LLP (filed herewith)
99(a)

Information under the headings "Election of Directors," "Director Compensation," "Union Planters Stock Ownership by Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation" and "Certain Relationships and Transactions" and in Appendix F of the Definitive Proxy Statement of Union Planters Corporation for the Annual Shareholders' Meeting to be held
April 17, 2003, including 2002 Annual Financial Disclosures, as filed on Schedule 14A with the Securities and Exchange Commission on
March 7, 2003 (Commission File No. 1-10160) and incorporated herein by reference.

99(b)	906 Certification of Chief Executive Officer
99(c)	906 Certification of Chief Financial Officer

*Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K