Form 10-Q
period 2003-03-31
UNION PLANTERS CORP
filed 2003-05-14
CIK 100893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common stock $5 par value	198,525,622

UNION PLANTERS CORPORATION AND SUBSIDIARIES

Form 10-Q For the Three Months Ended March 31, 2003

INDEX

Page

Part I. FINANCIAL INFORMATION *

Item 1 - Financial Statements (unaudited) *

CONSOLIDATED BALANCE SHEET *

CONSOLIDATED STATEMENT OF EARNINGS *

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY *

CONSOLIDATED STATEMENT OF CASH FLOWS *

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS *

Note 1. Principles of Consolidation and Basis of Presentation *

Note 2. Investment Securities *

Note 3. Allowance for Losses on Loans and Nonperforming Loans *

Note 4. Transfers of Financial Assets *

Note 5. Intangible Assets *

Note 6. Borrowings *

Note 7. Shareholders' Equity *

Note 8. Preferred Stock of Subsidiary *

Note 9. Other Noninterest Income and Expense *

Note 10. Income Taxes *

Note 11. Earnings Per Share *

Note 12. Derivative Financial Instruments *

Note 13. Line of Business Reporting *

Note 14. Contingent Liabilities *

Note 15. Subsequent Event *

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations *

Item 3 - Quantitative and Qualitative Disclosures About Market Risk *

Item 4 - Controls and Procedures *

PART II - OTHER INFORMATION *

Item 1 - Legal Proceedings *

Item 2 - Changes in Securities and Use of Proceeds *

Item 3 - Defaults Upon Senior Securities *

Item 4 - Submission of Matters to a Vote of Security Holders *

Item 5 - Other Information *

Item 6 - Exhibits and Reports on Form 8-K *

SIGNATURES *

CERTIFICATIONS *

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Assets
Cash and due from banks	$ 842,860	$ 671,419	$ 1,008,078
Interest-bearing deposits at financial institutions	105,452	78,052	116,208
Federal funds sold and securities purchased under agreements to resell	43,885	24,937	122,069
Trading account assets	294,669	253,334	266,322
Loans held for resale	2,081,114	1,191,794	2,430,298
Available for sale securities	6,083,615	4,828,814	5,467,283
Loans:
Commercial, financial and agricultural	5,176,219	5,082,746	5,216,820
Foreign	188,366	340,857	217,570
Accounts receivable - factoring	732,154	675,899	666,731
Real estate - construction	2,313,278	2,245,889	2,261,893
Real estate - mortgage
Secured by 1-4 family residential	4,281,303	5,163,616	4,472,626
Non-farm, nonresidential properties	5,098,396	4,896,649	5,027,161
Multi-family (5 or more) residential	822,713	841,370	843,631
Secured by farmland	482,903	467,118	489,584
Home equity	1,674,379	1,028,002	1,538,088
Consumer	1,900,904	2,225,097	1,989,835
Direct lease financing	67,012	99,913	73,768
Total loans	22,737,627	23,067,156	22,797,707
Less: Unearned income	(23,012)	(20,800)	(22,975)
Allowance for losses on loans	(350,962)	(351,452)	(350,931)
Net loans	22,363,653	22,694,904	22,423,801
Premises and equipment, net	532,663	553,742	540,183
Accrued interest receivable	204,454	222,820	207,869
Mortgage servicing rights, net	240,287	184,981	264,295
Goodwill, net	743,212	715,000	743,212
Other intangibles, net	183,441	206,308	188,729
Other assets	441,523	436,647	366,016
Total assets	$ 34,160,828	$ 32,062,752	$ 34,144,363

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$ 5,109,821	$ 4,369,138	$ 5,035,464
Time deposits of $100,000 and over	1,636,165	1,681,139	1,674,952
Other interest-bearing	17,797,243	17,711,608	16,620,024
Total deposits	24,543,229	23,761,885	23,330,440
Short-term borrowings	2,512,290	1,654,296	3,635,208
Short- and medium-term senior notes	601,300	-	600,045
Federal Home Loan Bank advances	959,687	1,460,856	960,029
Other long-term debt	1,201,349	1,273,849	1,227,699
Accrued interest, expenses and taxes	258,630	281,891	260,275
Other liabilities	794,784	395,579	904,385
Total liabilities	30,871,269	28,828,356	30,918,081

Commitments and contingent liabilities (Note 14)	-	-	-

Shareholders' equity
Convertible preferred stock	10,110	13,404	10,194
Common stock, $5 par value; 300,000,000 shares authorized; 198,737,222 issued and outstanding (205,215,341 at March 31, 2002 and 198,434,384 at December 31, 2002)	993,686	1,026,077	992,172
Additional paid-in capital	542,265	538,057	537,417
Retained earnings	1,706,733	1,623,602	1,639,465
Unearned compensation	(21,603)	(12,553)	(20,118)
Accumulated other comprehensive income	58,368	45,809	67,152
Total shareholders' equity	3,289,559	3,234,396	3,226,282
Total liabilities and shareholders' equity	$ 34,160,828	$ 32,062,752	$ 34,144,363

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(Dollars in thousands)
Interest income
Interest and fees on loans	$ 342,309	$ 393,659
Interest on investment securities
Taxable	51,757	55,041
Tax-exempt	8,633	13,145
Interest on deposits at financial institutions	452	576
Interest on federal funds sold and securities purchased under agreements to resell	155	698
Interest on trading account assets	2,287	2,278
Interest on loans held for resale	28,009	22,527
Total interest income	433,602	487,924

Interest expense
Interest on deposits	80,412	121,649
Interest on short-term borrowings	9,272	7,903
Interest on long-term debt	32,613	38,277
Total interest expense	122,297	167,829

Net interest income	311,305	320,095
Provision for losses on loans	48,649	44,991

Net interest income after provision for losses on loans	262,656	275,104

Noninterest income
Service charges on deposit accounts	57,722	52,293
Mortgage banking revenues	86,475	49,662
Factoring commissions and fees	9,900	9,025
Professional employment organization, net revenues	6,391	5,454
Bankcard transaction fees	9,683	8,012
Investment securities gains	18,956	9,236
Financial services	17,734	19,488
Other income	24,484	22,203
Total noninterest income	231,345	175,373

Noninterest expense
Salaries and employee benefits	136,918	132,763
Net occupancy expense	25,743	25,808
Equipment expense	20,194	21,055
Intangibles amortization	5,290	5,458
Mortgage intangibles expense	81,802	4,332
Other expense	81,514	76,437
Total noninterest expense	351,461	265,853

Earnings before income taxes	142,540	184,624
Income taxes	8,829	57,122
Net earnings	$ 133,711	$ 127,502

Net earnings applicable to common shares	$ 133,510	$ 127,268

Earnings per common share
Basic	$ .67	$ .61
Diluted	.67	.61

Dividends per common share	.33	.33

Average common shares outstanding (in thousands)
Basic	198,549	205,449
Diluted	200,355	208,363

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Income	Total
	(Dollars in thousands)
Balance, December 31, 2002	408	$ 10,194	198,434	$ 992,172	$ 537,417	$ 1,639,465	$ (20,118)	$ 67,152	$ 3,226,282
Comprehensive income
Net earnings	-	-	-	-	-	133,711	-	-	133,711
Other comprehensive income, net of taxes:
Net change in unrealized gain on available for sale securities	-	-	-	-	-	-	-	(8,784)	(8,784)
Total comprehensive income									124,927
Dividends
Common dividends	-	-	-	-	-	(66,242)	-	-	(66,242)
Preferred dividends - Series E	-	-	-	-	-	(201)	-	-	(201)
Common stock issued under employee benefit plans, net of exchanges	-	-	297	1,482	4,796	-	(2,128)	-	4,150
Amortization of restricted stock grants	-	-	-	-	-	-	643	-	643
Conversion of preferred stock	(4)	(84)	6	32	52	-	-	-	-
Balance, March 31, 2003	404	$ 10,110	198,737	$ 993,686	$ 542,265	$ 1,706,733	$ (21,603)	$ 58,368	$ 3,289,559

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(Dollars in thousands)
Operating activities
Net earnings	$ 133,711	$ 127,502
Reconciliation of net earnings to net cash provided by operating activities:
Provision for losses on loans	48,649	44,991
Depreciation and amortization of premises and equipment	16,580	16,782
Amortization of goodwill and other intangibles	5,290	5,458
Amortization and impairment of mortgage servicing rights, net	81,802	4,332
Net amortization of investment securities	3,472	2,421
Net realized gains on sales of investment securities	(18,956)	(9,236)
Gain on sale of residential mortgage loans	(47,135)	(13,228)
Gain on sale of branches	(2,026)	(1,599)
Deferred income tax (benefit) expense	(3,995)	4,929
Decrease in trading account assets and loans held for resale	367,972	684,978
(Increase) decrease in other assets	(88,756)	130,883
Net increase (decrease) in accrued interest, expenses, taxes and other liabilities	4,646	(54,713)
Other, net	-	481
Net cash provided by operating activities	501,254	943,981

Investing activities
Net decrease (increase) in short-term investments	10,756	(23,701)
Proceeds from sales of available for sale securities	748,106	274,247
Proceeds from maturities, calls and prepayments of available for sale securities	807,564	331,648
Purchases of available for sale securities	(2,371,948)	(663,288)
Net (increase) decrease in loans	(24,291)	76,572
Purchases of premises and equipment	(10,260)	(27,231)
Proceeds from premises and equipment	518	11,790
Net cash used by investing activities	(839,555)	(19,963)

Financing activities
Net increase in deposits	1,194,541	376,935
Net decrease in short-term borrowings	(1,122,918)	(1,419,968)
Repayment of long-term debt	(25,344)	(2,007)
Net cash paid for sales of deposits	(16,106)	(40,761)
Net cash received from deposits assumed	37,286	-
Proceeds from sale of subsidiary stock, net	86,893	-
Proceeds from issuance of common stock	6,855	7,494
Purchase and retirement of common stock	-	(46,933)
Cash dividends paid	(66,308)	(69,335)
Net cash provided (used) by financing activities	94,899	(1,194,575)

Net decrease in cash and cash equivalents	(243,402)	(270,557)
Cash and cash equivalents at the beginning of the period	1,130,147	966,913
Cash and cash equivalents at the end of the period	$ 886,745	$ 696,356

Supplemental disclosures
Cash paid for
Interest	$ 127,328	$ 182,738
Income taxes	408	19,629
Non-cash items
Unrealized gain on securities available for sale	92,690	72,266
Available for sale securities, pending settlement	305,344	-
Transfers to other real estate from loans	35,788	3,614

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Principles of Consolidation and Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods have been included.

The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, Union Planters or the Company) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting except for newly issued accounting pronouncements discussed below. The notes included herein should be read in conjunction with the 2002 Annual Financial Disclosures (Annual Financial Disclosures) attached as Appendix F of Union Planters Definitive Proxy Statement for the Annual Shareholders' Meeting held April 17, 2003, which is filed on Schedule 14A and incorporated by reference in Union Planters' Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the 2003 financial reporting presentation.

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, Acquisitions of Certain Financial Institutions, which amended the accounting for acquisitions of branches qualifying as a business. Such acquisitions are now accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. During the fourth quarter of 2002, Union Planters adopted this standard and, as required, reversed approximately $6.8 million of pre-tax amortization expense incurred during the first nine months of 2002. The financial position and results of operations for the quarter ended March 31, 2002 have been restated, as required, to reflect the adoption of SFAS No. 147.

Costs associated with Exit or Disposal Activities. In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Previous guidance required expenses for exit or disposal activities to be accrued when management approved the exit or disposal plan and the liability was probable and quantifiable regardless of when the expense would be incurred. This standard requires that liabilities or costs associated with such activities be recognized when incurred. This standard also requires that any such liability be recognized initially at fair value. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002 with earlier application permitted. Union Planters adopted the new standard on January 1, 2003. The adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

Stock-Based Compensation. Union Planters has currently elected not to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value based method of accounting for stock options and similar equity awards. As permitted under SFAS No. 123, Union Planters continues to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost, except for stock grants. Had compensation cost for Union Planters stock option plans been consistently expensed based on fair value at the grant date for awards under the methodology prescribed under SFAS No. 123, Union Planters' net income and earnings per share would have been reduced as shown in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2003 and 2002 respectively: expected dividend yield of 4.59% and 4.44%; expected volatility of 26.79%, and 32.89%; risk-free interest rate of 2.16% and 1.56%; and an expected life of 2.3 years for both periods. Forfeitures are recognized as they occur. This schedule excludes the earnings impact of options acquired and accelerated through acquisitions.

	Three months ended March 31,
	2003	2002
	(Dollars in millions, except per share data)
Weighted average fair value per share, at grant date	$ 4.19	$ 3.60

Net earnings - as reported	$ 133.7	$ 127.5
Net earnings - pro-forma	130.7	124.1
Earnings per share - as reported
Basic (1)	.67	.61
Diluted	.67	.61
Earnings per share - pro-forma
Basic (1)	.66	.60
Diluted	.65	.60

(1)For the purpose of calculating basic earnings per share, net earnings is adjusted by the dividend on preferred stock, which was $201.4 thousand in 2003 and $233.9 thousand in 2002.

Recent Accounting Pronouncements

Derivative Financial Instruments. In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is effective for contracts entered into or modified after June 30, 2003. Union Planters is still assessing the impact of this statement but does not expect it to have a material effect on the Company's financial condition, results of operations or cash flows.

Note 2. Investment Securities

The following is a summary of Union Planters investment securities, all of which were classified as "available for sale":

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
March 31, 2003
U.S. Government and federal agencies
U.S. Treasury	$ 64,764	$ 2,335	$ 2	$ 67,097
U.S. Government agencies
Collateralized mortgage obligations	1,111,184	11,388	8	1,122,564
Mortgage-backed	1,651,979	17,122	-	1,669,101
Other	1,147,034	11,744	844	1,157,934
Total U.S. Government and federal agencies	3,974,961	42,589	854	4,016,696
Obligations of states and political subdivisions	681,330	36,232	88	717,474
Collateralized mortgage obligations	877,675	13,021	1,856	888,840
Other stocks and securities	456,959	4,166	520	460,605
Total available for sale securities	$ 5,990,925	$ 96,008	$ 3,318	$ 6,083,615

December 31, 2002
U.S. Government and federal agencies
U.S. Treasury	$ 65,732	$ 2,529	$ 7	$ 68,254
U.S. Government agencies
Collateralized mortgage obligations	927,983	14,763	9	942,737
Mortgage-backed	1,190,094	24,866	1,197	1,213,763
Other	1,009,661	13,312	17	1,022,956
Total U.S. Government and federal agencies	3,193,470	55,470	1,230	3,247,710
Obligations of states and political subdivisions	715,187	34,508	135	749,560
Collateralized mortgage obligations	1,016,480	17,356	2,649	1,031,187
Other stocks and securities	435,906	3,620	700	438,826
Total available for sale securities	$ 5,361,043	$ 110,954	$ 4,714	$ 5,467,283

Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains (losses) on available for sale securities for the three months ended March 31, 2003:

	Before Tax	Tax	Net of Tax
	Amount	Expense	Amount
(Dollars in thousands)
Three months ended March 31, 2003
Change in the unrealized gains/losses on available for sale securities arising during the period	$ 5,406	$ 2,060	$ 3,346
Less: Reclassification for gains included in net earnings	18,956	(6,826)	12,130
Net change in the unrealized gain on available for sale securities	$ (13,550)	$ 4,766	$ (8,784)

Investment securities having a fair value of approximately $2.4 billion at March 31, 2003 and at December 31, 2002 were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances.

Included in available for sale investment securities is $275.9 million and $273.6 million of FHLB and Federal Reserve Bank stock at March 31, 2003 and December 31, 2002, respectively, for which there is no readily determinable market value.

The following table presents the gross realized gains and losses on available for sale investment securities for the three months ended March 31, 2003:

	Three Months Ended
	March 31,
	(Dollars in thousands)
	2003	2002
Realized gains	$ 19,408	$ 9,425
Realized losses	(452)	(189)

The losses during the first quarter of 2003 are related to interest only strips arising from Union Planters' sales and securitizations of mortgage loans, which had an other than temporary decline in value due to increased prepayment speeds on the underlying mortgages that was accounted for as a realized loss.

Note 3. Allowance for Losses on Loans and Nonperforming Loans

The changes in the allowance for losses on loans for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended
	March 31,
	2003	2002
	(Dollars in thousands)
Beginning balance	$ 350,931	$ 341,930
Provision for losses on loans	48,649	44,991
Recoveries of loans previously charged off	9,094	8,798
Loans charged off	(57,712)	(44,267)
Ending balance	$ 350,962	$ 351,452

Nonperforming loans are summarized as follows:

	March 31,	December 31,
	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$ 242,164	$ 262,609
Restructured loans	481	511
Total nonperforming loans	$ 242,645	$ 263,120

Note 4. Transfers of Financial Assets

Union Planters acted as servicing agent on behalf of others for residential mortgage loans totaling approximately $20.6 billion at March 31, 2003, compared to $20.0 billion at December 31, 2002. The principal balances of loans serviced for others are not included in Union Planters' consolidated balance sheet. The following table presents a reconciliation of the changes in mortgage servicing rights:

	Three Months Ended
	March 31,
	2003	2002
	(Dollars in thousands)
Mortgage Servicing Rights, Net
Beginning balance	$ 264,295	$ 150,303
Additions	57,794	39,010
Amortization of servicing rights	(10,267)	(9,569)
(Provision for) recovery of impairment	(71,535)	5,237
Ending balance	$ 240,287	$ 184,981

	Three Months Ended
	March 31,
	2003	2003
	(Dollars in thousands)
Valuation Allowance
Beginning balance	$ 12,297	$ 15,120
Provision for (recovery of) impairment	71,535	(5,237)
Ending balance	$ 83,832	$ 9,833

The estimated fair value of mortgage servicing rights at March 31, 2003 was $241.6 million. Significant assumptions utilized in estimating the fair value were as follows:

Estimated portfolio prepayment speeds	14.5% - 36.9% CPR
Market discount rates	9.0% - 12.0%

Both of the significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the mortgage servicing rights as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At March 31, 2003, the reduction in the current fair value of mortgage servicing rights resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $41.1 million and $86.9 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing.

Note 5. Intangible Assets

In accordance with SFAS No. 142, most goodwill is no longer subject to amortization but is assessed at least annually for impairment. The carrying value of goodwill not subject to amortization was $743.2 million at March 31, 2003 and December 31, 2002 and $715.0 million at March 31, 2002. At each of these dates, $50.7 million of the goodwill was in the "other operating units" line of business, with the remainder in the "banking" line of business.

Union Planters' other intangible assets are core deposit intangibles acquired through bank acquisitions and other unidentified intangibles arising from branch purchases and are subject to amortization periods up to 15 years with no residual value. The gross amount of other intangible assets at March 31, 2003, December 31, 2002 and March 31, 2002 was $316.3 million, with accumulated amortization of $132.9 million, $127.6 million and $110.0 million, respectively. All other intangibles are in the "banking" line of business. The weighted average amortization period is 165.3 months. Amortization expense over the next five years on current other intangibles is expected to be:

(Dollars in thousands)
Total 2003	$ 20,857
2004	20,757
2005	20,628
2006	20,279
2007	18,340

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

Short-term borrowings are summarized as follows:

	March 31,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Balances at period-end
Federal funds purchased	$ 1,168,656	$ 334,686	$ 898,670
Securities sold under agreements to repurchase	1,294,096	1,319,610	1,394,899
Other short-term borrowings	49,538	-	1,341,639
Total short-term borrowings	$ 2,512,290	$ 1,654,296	$ 3,635,208

Federal funds purchased and securities sold under agreements to repurchase
Year-to-date daily average balance	$ 2,547,340	$ 2,062,268	$ 2,182,949
Weighted average interest rate	1.05%	1.47%	1.40%
Short-term FHLB advances
Year-to-date daily average balance	$ 456,667	$ 57,778	$ 167,945
Weighted average interest rate	1.28%	1.82%	1.69%

Short- and Medium-Term Senior Notes

Union Planters has a $5.0 billion senior and subordinated bank note program. Under the program, Union Planters Bank, National Association (UPB) may issue senior bank notes with maturities ranging from 30 days to one year from their respective issue dates (Short-term Senior Notes), senior bank notes with maturities more than one year to 30 years from their respective dates of issue (Medium-term Senior Notes) and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At March 31, 2003, there were no Subordinated Notes and no Short-term Senior Notes outstanding under this program.

During 2002, UPB issued $600 million in 5.125% fixed-rate Medium-term Senior Notes. The notes mature in June 2007. The amount of Medium-term Senior Notes outstanding at March 31, 2003 and December 31, 2002, was $601.3 million and $600.0 million, respectively. These amounts include valuation adjustments related to hedging activities of $3.0 million and $1.8 million at March 31, 2003 and December 31, 2002, respectively.

Federal Home Loan Bank Advances

Certain of Union Planters' banking and thrift subsidiaries had outstanding advances with original maturity dates of greater than one year from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the outstanding advances. At March 31, 2003, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

	March 31,		December 31,
	2003	2002	2002
(Dollars in thousands)
Balance at period-end	$ 959,687	$ 1,460,856	$ 960,029
Range of interest rates	1.35% - 6.55%	1.75% - 6.92%	1.35% - 6.55%
Range of maturities	2003 - 2021	2002 - 2021	2003 - 2021

Other Long-Term Debt

Union Planters' other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in the Proxy and Annual Financial Disclosures for additional information regarding these borrowings.

	March 31,		December 31,
	2003	2002	2002
	(Dollars in thousands)
8.20% Trust Preferred Securities	$ 199,159	$ 199,124	$ 199,151
6.25% Subordinated Notes due 2003	74,470	74,417	99,832
6.75% Subordinated Notes due 2005	99,847	99,788	74,457
7.75% Subordinated Notes due 2011	499,287	499,197	499,265
6.50% Putable/Callable Subordinated Notes due 2018	301,417	300,636	301,512
Variable-rate asset-backed certificates	16,667	100,000	41,667
Other long-term debt	661	687	663
Valuation adjustments related to hedging activities	9,841	-	11,152
Total other long-term debt	$ 1,201,349	$ 1,273,849	$ 1,227,699

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

Preferred Stock

Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

	March 31,		December 31,
	2003	2002	2002
(Dollars in thousands)
Preferred stock, without par value, 10,000,000 shares authorized
Series E, 8% cumulative, convertible, preferred stock (stated at liquidation value of $25 per share) 404,391 shares issued and outstanding (536,148 at March 31, 2002 and 407,770 at December 31, 2002)	$ 10,110	$ 13,404	$ 10,194
Series F preferred stock
300,000 shares authorized, none issued	-	-	-
Total preferred stock	$ 10,110	$ 13,404	$ 10,194

Note 8. Preferred Stock of Subsidiary

In March 2003, Union Planters Preferred Funding Corporation (UPPFC), an indirect majority-owned, consolidated subsidiary of Union Planters, issued 1,000 shares of 7.75% non-cumulative, perpetual preferred stock, Series B (Series B Preferred Shares), with a liquidation value of $100,000 per share to another wholly-owned subsidiary of Union Planters, U.P. REIT Holdings, Inc. (UP REIT Holdings). UPPFC is a real-estate investment trust (REIT) established for the purpose of acquiring, holding and managing real estate mortgage assets. All of the Series B Preferred Shares were subsequently sold privately to non-affiliates without registration. These securities qualify as Tier I capital and are included in the consolidated balance sheet in other liabilities. Dividends on the Series B Preferred Shares are payable quarterly and will be recorded in the consolidated statement of earnings in other noninterest expense.

The Series B Preferred Shares are redeemable on or after July 15, 2023 and redeemable at the discretion of UPPFC in the event that the Series B Preferred Shares cannot be accounted for as Tier 1 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Series B Preferred Shares will not be fully tax deductible. The total amount of Series B Preferred Shares issued and outstanding on March 31, 2003, as reported in other liabilities on the consolidated balance sheet net of discount and issuance costs, was $86.9 million.

Concurrent with the issuance of the Series B Preferred Shares, UPPFC also issued 3,736 shares of non-cumulative, perpetual preferred stock, Series C (Series C Preferred Shares), with a liquidation value of $100,000 per share to UP REIT Holdings. The holder of each of the Series C Preferred Shares is entitled to dividends, payable quarterly, at an annual rate of three month LIBOR plus 3% on the liquidation value. Additionally, the Series C Preferred Shares rank equal to the Series B Preferred Shares. At March 31, 2003, UP REIT Holdings continued to own all of the Series C Preferred Shares. So long as the Series C Preferred Shares are owned by Union Planters or a consolidated subsidiary, neither the shares nor dividends paid thereon will be reflected in the consolidated financial statements.

The Series B Preferred Shares and the Series C Preferred Shares are not convertible into any other securities of UPPFC, Union Planters or any of its subsidiaries. The Series B Preferred Shares are, however, automatically exchangeable at the direction of the Office of the Comptroller of the Currency (OCC) for preferred stock of UPB, having substantially the same terms as the Series B Preferred Shares in the event UPB becomes undercapitalized under the OCC's "prompt corrective actions" regulations, insolvent or, in the OCC's sole discretion, in danger of becoming undercapitalized. Should UPPFC not pay dividends on the Series B Preferred Shares or the Series C Preferred Shares, both UPPFC and UPB will be precluded from paying dividends on their common stock until dividends have been paid on the Series B Preferred Shares for four consecutive quarters.

Note 9. Other Noninterest Income and Expense

	Three Months Ended
	March 31,
	2003	2002
Other noninterest income
Merchant services income	$ 1,418	$ 803
Profits and commissions from Small Business Administration trading activities	1,108	1,314
Letters of credit fees	2,741	1,953
Other real estate revenue	1,285	2,672
Net gain on sales of branches/deposits and other assets	2,026	1,599
Earnings of equity method investments	1,814	1,355
Other income	14,092	12,507
Total other noninterest income	$ 24,484	$ 22,203

Other noninterest expense
Communications	$ 7,042	$ 7,301
Other contracted services	10,686	8,690
Postage and carrier	6,374	6,658
Advertising and promotion	9,710	7,254
Stationery and supplies	4,185	4,684
Other personnel services	4,097	3,935
Legal fees and litigation	2,647	3,068
Travel	2,345	2,486
Miscellaneous charge-offs	4,620	1,959
Federal Reserve fees	1,501	1,713
Taxes other than income	587	2,272
Accounting, tax and audit fees	765	1,877
Consultant fees	2,006	427
Brokerage and clearing fees on trading activities	1,322	1,473
Other real estate expense	1,792	1,011
FDIC insurance	925	1,033
Dues, subscriptions and contributions	935	2,121
Bank examiner fees	996	989
Insurance	1,987	987
Credit related expenses	10,620	9,836
Other noninterest expense	6,372	6,663
Total other noninterest expense	$ 81,514	$ 76,437

Note 10. Income Taxes

Applicable income taxes for the three months ended March 31, 2003 were $8.8 million, resulting in an effective tax rate of 6.19%. Applicable income taxes for the same period in 2002 were $57.1 million, resulting in an effective tax rate of 30.94%. During the first quarter of 2003, the Company recorded two transactions causing the substantial decrease in the effective tax rate from the first quarter of 2002 to the first quarter of 2003: a current federal tax benefit of $25.0 million related to the completion of a transaction designed to raise Tier 1 capital and an $11.0 million current federal tax benefit related to a reversal of previously established tax liability, which was no longer needed.

At March 31, 2003, the Corporation had a net deferred tax asset of $23.1 million compared to $14.3 million at December 31, 2002. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of $34.3 million and $39.1 million at March 31, 2003 and December 31, 2002, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient future taxable income to realize in full these deferred tax benefits. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

Note 11. Earnings Per Share

The calculation of earnings per share is summarized as follows:

	Three Months Ended
	March 31,
	2003	2002
	(amounts in thousands, except per share data)
Basic:
Net earnings	$ 133,711	$ 127,502
Less: Preferred dividends	201	234
Net earnings applicable to common shares	$ 133,510	$ 127,268

Average common shares outstanding	198,549	205,449

Earnings per common share-basic	$ 0.67	$ 0.61

Diluted:
Net earnings	$ 133,711	$ 127,502

Average common shares outstanding	198,549	205,449
Stock option adjustment	1,045	1,838
Preferred stock adjustment	761	1,076
Average common shares outstanding, adjusted	200,355	208,363

Earnings per common share-diluted	$ 0.67	$ 0.61

Excluded from the computation of diluted shares were options to purchase 4.8 million and 2.3 million shares that were outstanding at March 31, 2003 and 2002, respectively, because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Note 12. Derivative Financial Instruments

Union Planters uses derivative instruments to manage risk associated with certain assets and liabilities.

The Company's mortgage commitment pipeline is exposed to interest rate risk associated with interest rate lock commitments (IRLCs) extended to individuals who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs are nondesignated derivatives and are recorded at fair value with changes in value recorded in current earnings. The fair value of these IRLCs at March 31, 2003 was $20.7 million compared to $18.7 million at December 31, 2002. The Company is also exposed to credit and interest-rate risk related to its mortgage inventory from the time a loan is closed until completion of normal post-closing review and the subsequent sale of the loan, normally 60 to 90 days.

To mitigate interest rate risk associated with mortgage activities, Union Planters enters into mandatory and optional short-term forward contracts, which are contracts for delayed delivery of mortgages in which the Company agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates. Since derivative instruments that hedge other derivative instruments do not qualify for hedge treatment under SFAS No. 133, IRLCs and associated forwards are effectively accounted for as marked-to-market through earnings. Forwards associated with closed loans pending review and sale are designated as fair value hedges and maintained at fair value with changes in value recorded in earnings. The fair value of forward contracts at March 31, 2003 was ($27.3) million compared to ($48.8) million at December 31, 2002.

Gains/losses on nondesignated IRLCs, related derivative contracts and ineffectiveness of fair value mortgage hedge agreements totaled a net amount of $4.8 million for the first quarter of 2003 compared to ($2.8) million for the first quarter of 2002 and $8.1 million for the fourth quarter of 2002, and are included in mortgage banking revenue.

The Company commits to buy certain loans under best efforts commitments, which are agreements whereby a correspondent lender or broker has the option to sell a loan to the Company at a stated price. If the correspondent lender or broker does not exercise the option, no transaction takes place. Under the provisions of SFAS No. 133, the best efforts commitments are defined as undesignated derivatives and therefore are marked-to-market. The impact on the consolidated financial statements of best efforts commitments is immaterial.

To mitigate interest rate risk associated with certain deposits and debt, Union Planters has entered into interest rate swaps that qualify as fair value hedges. The swaps and the related debt are reported on the balance sheet at current fair value at the end of each period. The changes in fair value of both the hedged item and the swap along with the net interest income or expense on the swap are netted against the interest expense related to the hedged item on the statement of earnings. During the first quarter of 2003, Union Planters entered into two-interest rate swaps with a notional value of $1.0 billion to hedge the fair value of certain debt.

At March 31, 2003, all of Union Planters' interest rate swap agreements had a fair value of $19.5 million, which is included in other assets. The ineffective portion of the hedge had an immaterial impact on interest expense during the quarter ended March 31, 2003. No swaps were outstanding during the quarter ended March 31, 2002.

During the first quarter of 2003, Union Planters terminated an interest rate swap agreement and its associated deposit hedging relationship. As a result, the fair value adjustment of the original pool of deposits at the date of termination, $4.3 million, will be amortized over 47 months, which was the remaining life of the pool. Amortization related to this terminated hedge and a similar hedge terminated during 2002 had an immaterial impact on interest expense.

Note 13. Line of Business Reporting

	Three Months Ended March 31, 2003
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 272,845	$ 34,662	$ 12,940	$ (9,142)	$ 311,305
Provision for losses on loans	(31,400)	(6,299)	(10,950)	-	(48,649)
Noninterest income (1)	147,240	61,732	22,357	16	231,345
Noninterest expense	(195,685)	(118,125)	(34,907)	(2,744)	(351,461)
Earnings (loss) before taxes (1)	$ 193,000	$ (28,030)	$ (10,560)	$ (11,870)	$ 142,540

Average assets	$ 27,499,059	$ 3,573,735	$ 1,295,178	$ 864,026	$ 33,231,998

	Three Months Ended March 31, 2002
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 292,275	$ 27,231	$ 12,959	$ (12,370)	$ 320,095
Provision for losses on loans	(36,469)	(6,301)	(2,221)	-	(44,991)
Noninterest income (1)	115,102	37,749	22,375	147	175,373
Noninterest expense	(192,646)	(35,668)	(35,524)	(2,015)	(265,853)
Earnings (loss) before taxes (1)	$ 178,262	$ 23,011	$ (2,411)	$ (14,238)	$ 184,624

Average assets	$ 27,753,461	$ 3,147,873	$ 1,345,516	$ 179,838	$ 32,426,688

____________________

  Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $461.6 million and $70.5 million for the three months ended March 31, 2003 and 2002, respectively.

Note 14. Contingent Liabilities

Union Planters and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business and are parties to various pending civil actions, all of which are being defended vigorously. Certain proceedings previously outstanding have been subsequently settled within previously estimated amounts. While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information including evaluations by outside counsel, management is of the opinion that neither Union Planters' financial position, results of operations nor liquidity will be materially adversely affected by the ultimate resolution of pending or threatened legal proceedings. Activity affecting the Company's litigation reserve (i.e., provision for losses and settlement of claims) was not material to the Company's operations for the three months ended March 31, 2003 or 2002. Reference is made to Part II Item 1 for a discussion of legal proceedings.

Note 15. Subsequent Event

Between April 1, 2003 and May 12, 2003, Union Planters repurchased and retired 1.3 million shares of its common stock. Through May 12, 2003, 10.3 million of the approved 25.7 million shares have been repurchased and retired under repurchase plans previously approved by the Board of Directors.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the notes to the consolidated financial statements included in Appendix F of Union Planters Corporation's Definitive Proxy Statement for the Annual Shareholders' Meeting held April 17, 2003 (the Definitive Proxy Statement including the 2002 Annual Financial Disclosures are referred to as the Proxy and Annual Financial Disclosures), the interim unaudited consolidated financial statements and notes for the three months ended March 31, 2003 Part I hereof and the supplemental financial data included in this discussion.

Cautionary Statement Regarding Forward-Looking Information

This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These statements are contained in certain sections that follow, such as Net Interest Income, Efficiency, Income Taxes, Provision for Losses on Loans, Noninterest Income, Noninterest Expense, Loans, Interest Rate Risk, as well as Market Risk and Asset/Liability Management in Item 3 and Legal Proceedings in Part II, Item 1. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. The words "anticipate," "project," "expect," "believe," "intend," "estimate," "should," "is likely," "target" and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are based on management's expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Examples of factors that could cause future results to vary from current management expectations include the following: the timing and amount of interest rate movements (which can have a significant impact on a financial institution); effects of changes in general economic conditions, as well as economic conditions in markets in which Union Planters conducts business and impact in the United States of hostilities abroad; market and monetary fluctuations and uncertainties in the financial markets; inflation; competition within and outside the financial services industry; technology; risks inherent in originating loans, including prepayment risks, fluctuations in collateral values and changes in customer profiles; loan loss experience, the rate of loan charge-offs, the level of the provision for losses on loans and the receipt of information subsequent to the reporting date impacting the collectability of loans; and changes in enacted tax laws and regulations and accounting principles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), and insurance and securities regulatory agencies, unanticipated regulatory and judicial proceedings, unanticipated results in pending litigation or Internal Revenue Service examinations, changes in the laws, regulations and regulatory policies applicable to Union Planters and its subsidiaries, and Union Planters' success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ materially from current expectations. Union Planters assumes no obligation to update any forward-looking statements that are made from time to time.

Selected Financial Data

The following table presents selected financial data for the three-month periods ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,		Percentage
	2003	2002	Change
	(Dollars in thousands, except per share data)
Net earnings	$ 133,711	$ 127,502	4.9%
Per share
Basic	.67	.61	9.8
Diluted	.67	.61	9.8
Return on average assets	1.63%	1.59%
Return on average common equity	17.08	16.10
Dividends per common share	$ .33	$ .33
Net interest margin (FTE)	4.24%	4.53%
Net interest spread (FTE)	3.86	4.02
Expense ratio	1.28	.94
Efficiency ratio	61.28	49.80
Book value per common share at period-end	$ 16.50	$ 15.70
Leverage ratio	8.00%	7.85%
Tier 1 Capital to risk-weighted assets	10.04	9.99
Common share prices
High closing price	$ 29.90	$ 32.39
Low closing price	26.24	29.33
Closing price at period-end	26.29	31.59

____________________

FTE = Fully taxable-equivalent basis

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Net noninterest expense (noninterest expense minus noninterest income, excluding amortization of mortgage servicing rights and all other intangibles) divided by average assets

Efficiency ratio = Noninterest expense (excluding amortization of mortgage servicing rights and all other intangibles) divided by net interest income (FTE) plus noninterest income

FIRST QUARTER EARNINGS OVERVIEW

For the first quarter of 2003, Union Planters reported net earnings of $133.7 million, or $.67 per diluted common share, an increase from $127.5 million, or $.61 per diluted common share, for the same period in 2002. These earnings represented annualized returns on average assets and average common equity of 1.63% and 17.08%, respectively, compared to 1.59% and 16.10%, respectively, for the same period in 2002.

EARNINGS ANALYSIS

Net Interest Income

Fully taxable-equivalent net interest income for the first quarter of 2003 was $316.8 million, a decrease of $11.5 million from the same quarter last year. The net interest margin for the first quarter of 2003 was 4.24%, which compares to 4.53% for the first quarter of 2002. The net interest rate spread was 3.86% for the first quarter of 2003, which compares to 4.02% for the first quarter of 2002. Changes in net interest income and net interest margin since the first quarter of 2002 are the result of declining yield on earning assets due to lower interest rates and customer-driven refinancing of loans exceeding the favorable impact of lower rates on deposits liabilities and borrowings. Reference is made to Union Planters' average balance sheet, analysis of volume and rate changes and Market Risk and Asset/Liability Management section, in Item 3, which follow this discussion, for additional information regarding the changes in net interest income and balance sheet repositioning initiatives.

Interest Income

The following table presents a breakdown of average earning assets:

	Three Months Ended
	March 31,		December 31,
	2003	2002	2002
	(Dollars in billions)
Average earning assets	$ 30.3	$ 29.4	$ 29.4
Comprised of:
Loans	75%	78%	76%
Investment securities	17	15	15
Loans held for resale	7	5	7
Other earning assets	1	2	2
____________________

Fully taxable-equivalent yield on average earning assets	5.87%	6.85%	6.15%

Fully taxable-equivalent interest income decreased $57.0 million for the first quarter of 2003 compared to the same period in 2002. This decline was attributable primarily to a decrease in the average yield on earning assets from 6.85% to 6.15%, which reduced interest income by $1.31 billion. The decline in yield is attributable primarily to declines in market interest rates and the planned run-off of selected loan products. The impact of lower rates was partly offset by a $948.0 million increase in average earning assets, primarily home equity loans, investment securities and loans held for resale, which increased interest income $1.25 billion. Reference is made to the Market Risk and Asset/Liability Management discussion in Item 3 for additional information regarding balance sheet management initiatives changes in interest rates and how the Company is positioned to respond to the changes.

Interest Expense

The following table presents a breakdown of average interest-bearing liabilities:

	Three Months Ended
	March 31,		December 31,
	2003	2002	2002
	(Dollars in billions)
Average interest-bearing liabilities	$ 24.7	$ 24.1	$ 24.6
Comprised of:
Deposits	75%	80%	75%
Short-term borrowings	13	9	14
Federal Home Loan Bank advances and long-term debt	12	11	11

Rate paid on average interest-bearing liabilities	2.01%	2.83%	2.22%

Interest expense decreased $45.5 million in the first quarter of 2003 compared to the same quarter last year. This decrease was driven by a decline in the average rate paid for interest-bearing liabilities from 2.83% to 2.01%, which primarily resulted from the decline in market interest rates. This reduction in rates paid decreased interest expense $41.6 million. Average interest-bearing liabilities also decreased $598.5 million, which reduced interest expense an additional $3.9 million.

Provision for Losses on Loans

The provision for losses on loans for the first quarter of 2003 was $48.6 million, or .88% of average loans on an annualized basis. This compares to $45.0 million, or .69% of average loans, for the first quarter of 2002. The higher provision for losses on loans in 2003 is attributable to current economic conditions and the resulting increase in net charge-offs. Reference is made to the Allowance for Losses on Loans and Nonperforming Loans discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

Noninterest Income

Noninterest income for the first quarter of 2003 was $231.3 million, an increase of $56.0 million, or 32%, from the first quarter of 2002. The major components of noninterest income are presented on the consolidated statement of earnings; following is a discussion of the key components:

Service charges on deposit accounts. These fees were $57.7 million for the first quarter of 2003, an increase of $5.4 million compared to the same period in 2002. The increase is primarily attributable to the implementation of UPExcel pricing initiatives and increased volume of insufficient fund items.

Mortgage banking revenues. These revenues increased $36.8 million to $86.5 million in the first quarter of 2003 compared to the same period in 2002. Increased mortgage refinancing activity during the first quarter of 2003, driven by the low interest rate environment, resulted in increased gains on mortgage loans sold to the secondary market and miscellaneous fees.

Factoring commissions and fees. Commissions and fees earned were $9.9 million for the first quarter of 2003, an increase of 9.7% from the first quarter of last year. These increases are primarily related to an increased volume of factored receivables. Factoring volume was $934 million for the first quarter of 2003 compared to $864 million for the same period last year.

Professional employment organization, net revenues. Net revenues were $6.4 million for the first quarter of 2003, a 17.2% increase compared to the same period in 2002. The growth in net revenues is principally related to an improvement in the pricing structure for these services.

Bankcard transaction fees. These fees totaled $9.7 million for the current quarter compared to $8.0 million for the same quarter last year. This increase is due to an increase in debit card fees and transaction volume.

Investment securities gains. Securities gains for the first quarter were $19.0 million, up $9.7 million compared to the same period last year. The increase is related to gains on sales of securities partially offset by a $.4 million impairment expense related to interest only strips arising from the sales and securitizations of mortgage loans, which had an other than temporary decline in value due to increased prepayment speeds on the underlying mortgages.

Financial services. This category of noninterest income is comprised of trust services fees and commissions, insurance commissions, annuity sales commissions and brokerage fee income. For the first quarter of 2003, these revenues were $17.7 million, a $1.8 million decrease from the first quarter of 2002. The decrease was driven by a decrease in the volume of insurance products and, to a lesser extent, a decrease in trust accounts and the average market value of assets under administration and a decrease in volume of trades generating brokerage fee income.

Other noninterest income. The components of other noninterest income are presented in Note 9 to the unaudited interim consolidated financial statements. Changes in other components include:

  Revenues associated with other real estate, principally gain on sale, were $1.3 million for the first quarter of 2003, a decrease of $1.4 million compared to the same period last year. The decrease is attributable to a large gain on sale of ORE recognized in 2002.
  Revenues from Union Planters' Small Business Administration loan trading operations were $1.1 million for the first quarter of 2003, a decrease of $.2 million from the first quarter of 2002 due to lower trading volume.

Noninterest Expense

Noninterest expense for the first quarter of 2003 was $351.5 million, which compares to $265.9 million for the first quarter of 2002. The Company's efficiency ratio, which excludes the amortization of all intangibles, for the first quarter of 2003 was 61.28%, compared to 49.80% for the first quarter of 2002. The increase is related to a $71.5 million impairment of mortgage intangibles discussed under mortgage intangibles expense.

The major components of noninterest expense are presented on the consolidated statement of earnings; following is a discussion of the key components:

Salaries and employee benefits. These expenses were $136.9 million for the second quarter of 2003, an increase of $4.2 million compared to the first quarter of 2002. The increase is primarily due to commissions on increased mortgage revenue slightly offset by a decrease in employees. At March 31, 2003, Union Planters had 10,786 full-time equivalent employees, compared to 11,608 at March 31, 2002.

Occupancy and equipment expense. Net occupancy and equipment expense was $45.9 million for the first quarter of 2003, a slight decrease from the first quarter of 2002.

Mortgage intangibles expense. For the first quarter of 2003, these expenses were $81.8 million, which included $71.5 million in impairment of mortgage servicing rights. For the first quarter of 2002 these expenses were $4.6 million, which included a $5.2 million recovery of previous impairment of mortgage servicing rights. The increase in impairment expense is a result of declining mortgage interest rates during the first quarter of 2003, which resulted in a reduction in the fair value of mortgage servicing rights. See Note 4 to the unaudited consolidated financial statements for more information.

Other intangibles amortization. These expenses were $5.3 million for the first quarter of 2003 and were a slight decrease compared to the first quarter of 2002. Refer to Note 5 to the unaudited interim consolidated financial statements for more information.

Other noninterest expenses. The components of other noninterest expense are presented in Note 8 to the unaudited interim consolidated financial statements. Changes in other components include:

  For the first quarter of 2003, miscellaneous charge-offs increased $2.7 million compared to the same period in 2002, primarily driven by an increase in charge-offs related to overdrawn accounts.
  Advertising and promotion expense for the first quarter of 2003 increased $2.5 million compared to the first quarter of 2002 due to new advertising campaigns launched during the first quarter of 2003.
  Other contracted services increased $2.0 million for the first quarter of 2003 compared to the first quarter of 2002, primarily due to expenses associated with the restructuring of certain wholly- and majority-owned subsidiaries.
  Consulting fees increased $1.5 million for the first quarter of 2003 compared to the first quarter of 2002, related to several projects, the largest of which is to improve Union Planters' credit process.

Income Taxes

Applicable income taxes for the three months ended March 31, 2003 were $8.8 million, resulting in an effective tax rate of 6.19%. Applicable income taxes for the same period in 2002 were $57.1 million, resulting in an effective tax rate of 30.94%. During the first quarter of 2003, the Company recorded current federal tax benefits of $25.0 million related to the completion of a transaction designed to raise Tier 1 capital and $11.0 million related to a reversal of previously established tax liability, which was no longer needed. These two transactions drove the lower effective tax rate. The tax expense applicable to investment securities gains for the three months ended March 31, 2003 and 2002 was $6.8 million and $3.6 million, respectively. For the remainder of 2003, the Company anticipates its effective tax rate will be between 30% and 32%. Additionally, the tax consequences of the aforementioned capital-raising transaction were recorded based on enacted tax laws at the time of the transaction. Legislation currently being considered in the U.S. Senate could be enacted that would retroactively reverse the tax benefit of the transaction. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Business Segment Review

Union Planters is managed along traditional and nontraditional banking lines and has two reportable business segments, Banking and Mortgage Banking. For the first quarter of 2003 and 2002, banking accounted for 77% and 82%, respectively, of total revenues (the sum of net interest income and noninterest income.) For the same periods, mortgage banking accounted for 18% and 13% of total revenues, respectively. Reference is made to Note 13 to the unaudited consolidated financial statements for additional information regarding Union Planters' segments.

Banking. The banking segment consists of traditional deposit taking and lending functions, including consumer, commercial and corporate lending, as well as the origination of mortgage loans both to be retained in the loan portfolio and to be sold into the secondary market; retail banking; online banking and trade-finance activities.

Earnings before income taxes were $193.0 million for the first quarter of 2003, an increase of $14.7 million over the first quarter of 2002. This increase is primarily the result of noninterest income, which increased 28% or $32.1 million over the same period last year, partly offset by decreased net interest income. Continued pressure on the net interest margin from historically low interest rates caused net interest income to decrease $19.4 million for the first quarter of 2003 compared to the first quarter of 2002. Noninterest income increased due primarily to $9.2 million in increased investment securities gains; $12.9 million in gains on sale of mortgages originated by bank branches and $7.1 million in increased service charges and bankcard transaction fees. Changes to provision for losses on loans and noninterest expense were slight and mostly offsetting.

Mortgage Banking. Mortgage banking includes the origination, sale and servicing of both fixed and adjustable -rate single family first mortgage loans. While certain mortgage loans are retained in the loan portfolio, mortgage loans originated in the mortgage banking segment are principally sold into the secondary market, with servicing rights typically retained by Union Planters.

During the first quarter of 2003, the mortgage banking segment generated a pre-tax loss of $28.0 million, compared to a pre-tax profit of $23.0 million for the first quarter of 2002. The decrease is primarily related to higher noninterest expense, which was partially offset by increased noninterest and net interest income. Noninterest expense increased $82.5 million primarily due to $71.5 million in impairment of mortgage servicing rights during the first quarter of 2003 compared to a recovery of $5.2 million in impairment recorded for the first quarter of 2002. Noninterest income increased $23.4 million for the first quarter of 2003 compared to the first quarter of 2002, primarily due to $18.2 million in gains on sales of loans and $5.2 million in increased servicing and fee income. Net interest income increased due to the increased volume of loans held for resale.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest Income/ Expense	FTE Yield/ Rate	Average Balance	Interest Income/ Expense	FTE Yield/ Rate
ASSETS	(Dollars in thousands)
Interest-bearing deposits at financial institutions	$ 186,914	$ 452	0.98%	$ 60,188	$ 576	3.88%
Federal funds sold and securities purchased under agreements to resell	49,840	155	1.26	163,739	698	1.73
Trading account assets	250,235	2,287	3.71	229,104	2,278	4.03
Loans held for resale	2,030,213	28,009	5.60	1,417,299	22,526	6.45
Investment securities (1), (2)
Taxable securities	4,394,265	51,757	4.78	3,536,217	55,041	6.31
Tax-exempt securities	690,028	13,106	7.70	1,013,687	20,065	8.03
Total investment securities	5,084,293	64,863	5.17	4,549,904	75,106	6.69

Commercial, financial and agricultural loans	5,180,711	60,993	4.77	5,058,284	70,775	5.67
Foreign loans	209,377	1,362	2.64	341,090	3,476	4.13
Accounts receivable - factoring	679,816	12,876	7.68	624,669	12,329	8.00
Real estate - construction loans	2,269,957	30,081	5.37	2,199,492	34,499	6.36
Real estate - mortgage loans
Secured by 1-4 family residential	4,386,125	81,261	7.51	5,236,125	104,583	8.10
Non-farm, non-residential properties	5,060,147	77,747	6.23	4,843,725	85,286	7.14
Multifamily (5 or more) residential	834,464	12,880	6.26	841,185	13,405	6.46
Secured by farmland	486,779	7,750	6.46	465,828	7,951	6.92
Home equity	1,600,416	18,451	4.68	980,633	13,190	5.45
Consumer loans	1,955,312	38,835	8.05	2,272,753	47,799	8.53
Direct lease financing	69,735	1,114	6.48	102,295	1,650	6.54
Loans, net of unearned income (1), (3), (4)	22,732,839	343,350	6.13	22,966,079	394,943	6.97
Total earning assets (1), (2), (3), (4)	30,334,334	439,116	5.87	29,386,313	496,127	6.85
Cash and due from banks	664,796			879,383
Premises and equipment, net	539,439			556,288
Allowance for losses on loans	(329,786)			(341,518)
Goodwill and other intangibles, net	870,037			923,767
Other assets	1,153,178			1,022,455
Total assets	$ 33,231,998			$ 32,426,688

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market accounts	$ 5,722,316	15,674	1.11	$ 5,790,702	26,334	1.84
Interest-bearing checking	3,462,093	4,729	0.55	3,338,516	9,111	1.11
Savings deposits	1,408,927	1,755	0.51	1,348,342	3,886	1.17
Time deposits of $100,000 and over	1,643,022	12,768	3.15	1,727,563	16,192	3.80
Other time deposits	6,345,182	45,486	2.91	6,992,927	66,126	3.83
Total interest-bearing deposits	18,581,540	80,412	1.76	19,198,050	121,649	2.57
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,547,340	7,722	1.23	2,062,268	7,642	1.50
Other	779,259	1,550	0.81	87,999	261	1.20
Total short-term debt	3,326,599	9,272	1.13	2,150,267	7,903	1.49
Long-term debt
Federal Home Loan Bank advances	959,857	6,864	2.90	1,461,060	15,422	4.28
Subordinated capital notes	975,030	16,578	6.90	974,037	17,556	7.31
Medium-term senior notes	599,974	6,844	4.63	-	-	-
Trust Preferred Securities	209,713	1,819	3.52	199,120	4,128	8.41
Other	29,552	508	6.97	101,210	1,171	4.69
Total long-term debt	2,774,126	32,613	4.77	2,735,427	38,277	5.67

Total interest-bearing liabilities	24,682,265	122,297	2.01	24,083,744	167,829	2.83
Noninterest-bearing demand deposits	4,672,871	-		4,417,321	-
Total sources of funds	29,355,136	122,297		28,501,065	167,829
Other liabilities	696,720			706,267
Shareholders' equity
Preferred stock	10,158			14,351
Common equity	3,169,984			3,205,005
Total shareholders' equity	3,180,142			3,219,356
Total liabilities and shareholders' equity	$ 33,231,998			$ 32,426,688
Net interest income (1)		$ 316,819			$ 328,298
Net interest rate spread (1)			3.86%			4.02%
Net interest margin (1)			4.24%			4.53%

Taxable-equivalent adjustments
Loans		$ 1,041			$ 1,284
Investment securities		4,473			6,920
Total		$ 5,514			$ 8,204

______________________
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.	(3) Includes loan fees in both interest income and the calculation of the yield on income.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available	(4) Includes loans on nonaccrual status.
for sale securities.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

ANALYSIS OF VOLUME AND RATE CHANGES

	Three Months Ended March 31, 2003 versus 2002
	Increase
	(Decrease)
	Due to Change in: (1)
	Average	Average	Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest income
Interest-bearing deposits at financial institutions	$ (192)	$ 68	$ (124)
Federal funds sold and securities purchased under agreements to resell	(391)	(152)	(543)
Trading account assets	73	(64)	9
Loans for resale	7,891	(2,408)	5,483
Investment securities (FTE)	10,961	(21,204)	(10,243)
Loans, net of unearned income (FTE)	(9,060)	(42,533)	(51,593)
Total interest income	9,282	(66,293)	(57,011)

Interest expense
Money market accounts	(307)	(10,353)	(10,660)
Interest-bearing checking	351	(4,733)	(4,382)
Savings deposits	183	(2,314)	(2,131)
Time deposits of $100,000 and over	(762)	(2,662)	(3,424)
Other time deposits	(5,715)	(14,925)	(20,640)
Short-term borrowings	1,699	(330)	1,369
Long-term debt	572	(6,236)	(5,664)
Total interest expense	(3,979)	(41,553)	45,532
Change in net interest income	$ 5,303	$ (107,846)	$ (11,479)

Percentage decrease in net interest income over the first quarter of 2002			(3.5)%

____________________

FTE = Fully taxable-equivalent basis

(1) The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the dollar amounts of the change in each.

FINANCIAL CONDITION

Union Planters' total assets were $34.2 billion at March 31, 2003, compared to $34.1 billion at December 31, 2002 and $32.1 billion at March 31, 2002. Average assets were $33.2 billion for the first quarter of 2003 compared to $32.4 billion for the first quarter of 2002.

Earning assets at March 31, 2003 were $31.2 billion compared to $31.1 billion at December 31, 2002 and $29.4 billion at March 31, 2002. Average earning assets were $30.3 billion for the first quarter of 2003, which compares to $29.4 billion for the same period last year and $30.3 billion for the fourth quarter of 2002.

Loans held for resale were $2.1 billion at March 31, 2003 compared to $2.4 billion at December 31, 2002 and $1.2 billion at March 31, 2002.

Investment Securities

Union Planters' investment securities portfolio of $6.1 billion at March 31, 2003 consisted entirely of available for sale securities, which are carried on the balance sheet at fair value. This compares to investment securities of $5.5 billion and $4.8 billion at December 31, 2002 and March 31, 2002, respectively. Average investment securities were $5.1 billion for the first quarter of 2003, compared with $4.6 billion for the fourth and first quarters of 2002. The purchase and sale transactions in the investment portfolio were designed to adjust the Company's interest rate risk profile. Gains of $19.0 million were recognized on sales of $748.0 million of investment securities.

At March 31, 2003, Union Planters' available for sale securities had net unrealized gains of $92.7 million (before income taxes.) This compares to net unrealized gains of $106.2 million at December 31, 2002. Refer to Note 2 to the unaudited consolidated financial statements for the composition of the investment portfolio at March 31, 2002 and December 31, 2002.

U.S. Treasury and U.S. Government agency obligations represented approximately 66% of the investment securities portfolio at March 31, 2003, 71% of which were government collateralized mortgage obligations (CMOs) and mortgage-backed securities issues. Union Planters has some credit risk in the investment securities portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. At March 31, 2003, the limited credit risk in the investment portfolio consisted of 15% investment grade CMOs, 90% of which are rated A or greater, 12% municipal obligations, 90% of which were rated A or better, and 7% other stocks and securities, primarily Federal Reserve Bank and FHLB stock. Reference is made to the Net Interest Income and Market Risk and Asset/Liability Management discussions for information regarding the market-risk in the investment securities portfolio.

Loans

Loans, net of unearned income at March 31, 2003 were $22.7 billion compared to $22.8 billion and $23.0 billion at December 31, 2002 and March 31, 2002, respectively. Decreases due to refinancing of residential mortgage loans and planned run-off of indirect consumer loans and brokered home equity loans were partly offset by increases in home equity lines of credit. Commercial loan demand was weak during the first quarter of 2003 and is expected to remain low until business conditions improve. Excluding the impact of loan divestitures, average loans decreased $223.9 million compared to the same quarter last year.

Allowance for Losses on Loans

The allowance for losses on loans (the Allowance) at March 31, 2003 was $351.0 million, a slight increase from December 31, 2002. The Allowance at March 31, 2002 was $351.5 million. The increase in the Allowance from December 31, 2002 related to higher provision for losses on loans in 2003 due to current economic conditions. Annualized net charge-offs as a percentage of average loans were .88% for the first quarter of 2003, an increase from .63% in the first quarter of 2002. Union Planters' loan portfolio has no significant concentration in terms of industry, geography, product type or size of individual borrowing relationship. As detailed in the following tables, the Allowance as a percentage of nonperforming loans (net of FHA/VA government-insured/guaranteed loans) improved to 145% at March 31, 2003, up from 133% at December 31, 2002 due primarily to a $20.5 million decrease in nonperforming loans. Over the remainder of 2003, management expects that the level of nonperforming loans will continue to gradually improve assuming the economy begins to recover. This does not necessarily mean that nonperforming loans are expected to decrease from each quarter to the next. Similarly, management believes net charge-offs will improve but does not expect a significant decrease in their level until late 2003, again assuming the economy begins to recover. While the timing of the actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the allowance for loan losses. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Union Planters maintains the Allowance at a level deemed sufficient to absorb probable losses in the loan portfolio at the balance sheet date. The Allowance is reviewed quarterly to assess the risk in the portfolio. This methodology includes assigning loss factors to loans with similar characteristics for which inherent probable loss can be assessed. The loss factors are based on historical experience as adjusted for current business and economic conditions and are applied to the respective portfolios to assist in determining of the overall adequacy of the Allowance.

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

The following table provides a reconciliation of the Allowance at the dates indicated and certain key ratios for the three month periods ended March 31, 2003 and 2002 and for the year ended December 31, 2002:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Beginning balance	$ 350,931	$ 341,930	$ 341,930

Loans charged off
Commercial, financial and agricultural	(17,520)	(14,754)	(92,584)
Foreign	(2,093)	-	(7,695)
Accounts receivable - factoring	(11,270)	(3,113)	(16,182)
Real estate - construction	(1,677)	(1,614)	(3,785)
Real estate - mortgage
Secured by 1-4 family residential	(8,449)	(8,980)	(38,970)
Non-farm, nonresidential properties	(2,291)	(2,335)	(13,994)
Multifamily (5 or more) residential	(1,551)	(57)	(3,459)
Secured by farmland	(55)	(94)	(1,033)
Home equity	(920)	(771)	(3,009)
Consumer	(11,444)	(12,548)	(44,583)
Direct lease financing	(442)	1	(102)
Total charge-offs	(57,712)	(44,267)	(225,396)

Recoveries on loans previously charged off
Commercial, financial and agricultural	2,406	1,863	9,954
Foreign	358	116	249
Accounts receivable - factoring	750	282	1,345
Real estate - construction	162	146	575
Real estate - mortgage
Secured by 1-4 family residential	388	520	3,625
Non-farm, nonresidential properties	600	295	1,352
Multifamily (5 or more) residential	9	10	147
Secured by farmland	55	50	141
Home equity	188	79	423
Consumer	4,178	5,433	18,645
Direct lease financing	-	4	40
Total recoveries	9,094	8,798	36,496

Net charge-offs	(48,618)	(35,469)	(188,900)
Provision charged to expense	48,649	44,991	197,901
Balance at end of period	$ 350,962	$ 351,452	$ 350,931

Total loans, net of unearned income, at end of period	$ 22,714,614	$ 23,046,356	$ 22,774,733
Less: FHA/VA government insured/guaranteed loans	(261,564)	(131,885)	(231,895)
Loans, net of FHA/VA government-insured/guaranteed loans	$ 22,453,050	$ 22,914,471	$ 22,542,838

Average total loans, net of unearned income, during period	$ 22,732,839	$ 22,966,079	$ 23,114,646
Less: Average FHA/VA government-insured/guaranteed loans	(251,619)	(137,066)	(165,851)
Average loans used to calculate ratios	$ 22,481,220	$ 22,829,013	$ 22,948,795

Credit Quality Ratios, net of FHA/VA government-insured/guaranteed loans (1)
Allowance for losses on loans/loans, net of unearned income	1.56%	1.53%	1.56%
Net charge-offs/average loans, net of unearned income (2)	.88	.63	.82
Provision for losses on loans/average loans, net of unearned income (2)	.88	.80	.86

Credit Quality Ratios (unadjusted for FHA/VA government-insured/guaranteed loans)
Allowance for losses on loans/loans, net of unearned income	1.55%	1.53%	1.54%
Net charge-offs/average loans, net of unearned income (2)	.87	.63	.82
Provision for losses on loans/average loans, net of unearned income (2)	.87	.79	.86

____________________

(1) Ratio calculations exclude FHA/VA government-insured/guaranteed loans (FHA/VA loans), which represent minimal credit risk to Union Planters.

(2) Amounts annualized for March 31, 2003 and 2002.

The increase in write-offs of accounts receivable - factoring over the first quarter of last year is primarily relates to receivables Union Planters purchased from multiple factoring clients that are due from one customer that the factoring clients have in common, a multi-national retailer of consumer goods that has recently emerged from bankruptcy proceedings. Union Planters established a specific reserve for this customer during 2002.

Nonperforming Assets

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties

	March 31,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Nonaccrual loans	$ 242,740	$ 273,749	$ 264,099
Restructured loans	481	2,892	511
Total nonperforming loans	243,221	276,641	264,610
Less: FHA/VA government-insured/guaranteed loans on nonaccrual status	(576)	(1,824)	(1,490)
Total nonperforming loans, net of FHA/VA government-insured/guaranteed loans	$ 242,645	$ 274,817	$ 263,120

Foreclosed properties
Other real estate owned, net	$ 68,676	$ 60,502	$ 78,339
Other foreclosed property	995	898	797
Total foreclosed properties	$ 69,671	$ 61,400	$ 79,136

Total nonperforming assets	$ 312,892	$ 338,041	$ 343,746
Total nonperforming assets, net of FHA/VA government-insured/guaranteed loans	$ 312,316	$ 336,217	$ 342,256

Loans past due 90 days or more and still accruing interest	$ 266,026	$ 226,571	$ 258,183
Less: FHA/VA government-insured/guaranteed loans past due 90 days or more and still accruing interest	(62,099)	(38,941)	(62,836)
Loans past due 90 days or more and still accruing interest, net of FHA/VA government-insured/guaranteed loans	$ 203,927	$ 187,630	$ 195,347

Ratios, net of FHA/VA government-insured/guaranteed loans (1)
Nonperforming loans/loans, net of unearned income	1.08%	1.20%	1.17%
Nonperforming assets/loans, net of unearned income plus foreclosed properties	1.39	1.46	1.51
Allowance for losses on loans/nonperforming loans	145	128	133
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	.91	.82	.87

Ratios (unadjusted for FHA/VA government-insured/guaranteed loans)
Nonperforming loans/loans, net of unearned income	1.07%	1.20%	1.16%
Nonperforming assets/loans, net of unearned income plus foreclosed properties	1.37	1.46	1.50
Allowance for losses on loans/nonperforming loans	144	127	133
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	1.17	.98	1.13

____________________

(1) Ratio calculations exclude FHA/VA loans, which represent minimal credit risk to Union Planters.

The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest, both excluding FHA/VA loans, is as follows:

	Nonaccrual Loans (1)			Loans Past Due 90 Days or More (1)
	March 31,		December 31,	March 31,		December 31,
	2003	2002	2002	2003	2002	2002
	(Dollars in thousands)
Loan Type
Commercial, financial and agricultural	$ 98,755	$ 109,779	$ 108,640	$ 16,823	$ 25,570	$ 24,498
Foreign	5,124	30	-	426	-	-
Real estate - construction	30,798	30,922	36,960	8,371	2,314	2,395
Real estate - mortgage
Secured by 1-4 family residential	26,714	45,362	37,594	155,339	130,606	147,062
Non-farm, nonresidential properties	61,267	57,270	61,249	6,105	16,831	8,215
Multifamily (5 or more) residential	11,022	17,437	9,962	3,944	4,314	4,254
Secured by farmland	5,100	4,141	4,025	874	640	1,565
Home equity	2,458	3,871	2,940	5,381	1,799	3,333
Consumer	926	3,080	1,239	5,605	4,889	4,025
Direct lease financing	-	33	-	1,059	667	-
Total	$ 242,164	$ 271,925	$ 262,609	$ 203,927	$ 187,630	$ 195,347

____________________

(1) See the preceding table for the amount of FHA/VA government-insured/guaranteed loans on nonaccrual and past due 90 days or more and still accruing interest.

Nonperforming Assets and past due loans, excluding FHA/VA government-insured/guaranteed loans. Nonperforming assets decreased $29.9 million compared to the fourth quarter of 2002. Decreases in nonaccrual loans excluding FHA/VA loans, and foreclosed properties drove nonperforming assets to its lowest level since December 2001. Management anticipates further reductions in nonperforming assets this year, subject to favorable economic and business conditions. These are forward-looking statements, and actual results could differ because of several factors, including those mentioned in the Cautionary Statements Regarding Forward-Looking Information at the beginning of this discussion.

Loans past due 90 days or more and still accruing interest increased $8.6 million, to .91% of loans, at March 31, 2003 compared to .87% at December 31, 2002 and .82% at March 31, 2002, respectively. The preceding table details the composition of these loans.

Nonperforming and past due FHA/VA Loans. FHA/VA government-insured/guaranteed loans do not, in management's opinion, have traditional credit risk inherent in the balance of the loan portfolio, and risk of principal loss is considered minimal. FHA/VA loans past due 90 days or more and still accruing interest totaled less than $62.1 million at March 31, 2003, which compares to $62.8 million and $38.9 million at December 31, 2002 and March 31, 2002, respectively. At March 31, 2003, less than $1 million of these loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates. This compares to $1.5 million at December 31, 2002 and $1.8 million at March 31, 2002. No loss of principal is expected from these loans.

Potential Problem Assets

Potential problem assets consist of assets that are generally secured and are not currently considered nonperforming. They include those assets where information about possible credit problems has raised serious doubts as to the ability of the borrowers to comply with present repayment terms. Historically, such assets have been loans, which have ultimately become nonperforming. At March 31, 2003, Union Planters had identified potential problem assets (all loans) aggregating $45.2 million, comprised of three loans, the largest of which was $21.0 million. This compares to potential problem assets (all loans) aggregating $42.8 million, comprised of eight loans at December 31, 2002. The preceding statements are based on information available as of March 31, 2003. The receipt of information subsequent to this date could result in changes in the actual amounts and numbers of both potential problem assets and problem assets. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Capital Expenditures

During the first quarter of 2003, the Company capitalized approximately $10.3 million in expenditures for premises and equipment. Included in this amount are expenditures for hardware and software, as well as consulting fees directly related to their installation.

Deposits

Union Planters' deposit base is its primary source of liquidity and consists of deposits from the communities served in Union Planters' twelve-state market area. The composition of average deposits was as follows:

	Average Deposits
	Three Months Ended
	March 31,		December 31,
	2003	2002	2002
Noninterest-bearing deposits	$ 4,672,871	$ 4,417,321	$ 4,771,560
Money market deposit	5,722,316	5,790,702	5,396,761
Interest-bearing checking	3,462,093	3,338,516	3,465,012
Savings deposits	1,408,927	1,348,342	1,382,436
Total transaction and saving accounts	15,266,207	14,894,881	15,015,769
Other time deposits	6,345,182	6,992,927	6,547,745
Time deposits of $100,000 and over	1,643,022	1,727,563	1,695,729
Total time deposits	7,988,204	8,720,490	8,243,474
Total average deposits	$ 23,254,411	$ 23,615,371	$ 23,259,243

Average deposits decreased slightly for the first quarter of 2003 compared to the fourth quarter of 2002 and $361.0 million compared to the first quarter of 2002. Increases in average transaction and savings accounts, 1.7% compared to the fourth quarter 2002 and 2.5% compared to the first quarter of 2002, were more than offset by the elimination of higher cost time deposits. Excluding the impact of deposits divested through sales of branches, deposits for the first quarter of 2003 decreased $231.7 million compared to the first quarter of 2002. The impact of branch sales for the first quarter 2003 compared to the fourth quarter 2002 was immaterial.

Borrowings

Total borrowings at March 31, 2003 were $5.27 billion compared to $6.43 billion at December 31, 2002 and $4.39 billion at March 31, 2002. The decrease in debt from December 31, 2002 is primarily related to the increase in funding available from deposits. The increase from March 31, 2002 is to support the larger portfolio of available for sale securities and loans held for resale. The Consolidated Average Balance Sheet and Interest Rates and Note 6 to the consolidated financial statements provide additional information regarding Union Planters' borrowings.

Shareholders' Equity

Union Planters' total shareholders' equity increased $63.3 million from December 31, 2002 to $3.29 billion at March 31, 2003. The major items affecting shareholders' equity are as follows:

  $ 67.3 million increase due to retained net earnings (net earnings less dividends paid)
  $ 4.9 million increase due to common stock issued for employee benefit plans
  $ 8.9 million decrease due to the net change in the unrealized gain or loss on available for sale investment securities

Between April 1, 2003 and May 12, 2003 Union Planters repurchased and retired 1.3 million shares of common stock under prior authorizations by the Union Planters Board of Directors to repurchase up to 25.7 million shares.

Capital Adequacy

The following table presents information concerning Union Planters Corporation's and Union Planters Bank, National Association's risk-based capital and capital adequacy ratios. The regulatory capital ratios qualify Union Planters Bank, National Association for the "well-capitalized" regulatory classification.

Union Planters Corporation

Risk-Based Capital

	March 31,		December 31,
	2003	2002	2002
	(Dollars in millions)

Tier 1 capital	$ 2,579	$ 2,468	$ 2,409
Total risk-based capital	3,729	3,641	3,560
Risk-weighted assets	25,681	24,691	25,624
Ratios
Leverage (1)	8.00%	7.85%	7.47%
Tier 1 risk-based capital	10.04	9.99	9.40
Total risk-based capital	14.52	14.75	13.89
Total shareholders' equity/total assets (at period-end)	9.60	10.05	9.42

    Based on period-end capital and quarterly adjusted average assets.

As more fully discussed in Note 8 to the unaudited consolidated financial statements, during the first quarter of 2003, preferred stock of Union Planters Preferred Funding Corporation was sold to non-affiliated third parties resulting in an increase in Tier 1 capital of $86.9 million.

Union Planters Bank, National Association

Risk-Based Capital

	March 31,		December 31,
	2003	2002	2002
	(Dollars in millions)

Tier 1 capital	$ 2,367	$ 2,324	$ 2,310
Total capital	2,976	2,927	2,919
Risk-weighted assets	24,491	24,137	25,439
Ratios
Leverage (1)	7.43%	7.61%	7.25%
Tier 1 risk-based capital	9.29	9.63	9.08
Total risk-based capital	11.68	12.08	11.47

    Based on period-end capital and quarterly adjusted average assets.

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

At April 1, 2003, the parent company could have received dividends from subsidiaries of $66.8 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries will be dependent on the future earnings and capital and liquidity considerations. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Union Planters' assets and liabilities are principally financial in nature, and the resulting earnings, primarily net interest income, are subject to change as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect pricing decisions on assets and liabilities, and the resulting net interest income represents approximately 57% of Union Planters' revenues for the three months ended March 31, 2003. Consequently, a substantial part of Union Planters' risk-management activities are devoted to managing interest rate risk. Currently, Union Planters does not have significant risks related to foreign exchange, commodities or equity risk.

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

Short and intermediate-term interest rate risk is measured using net interest income (NII) shock analysis that measures the change in NII given a deterministic change in interest rates. The change is measured over a twelve month horizon under the following interest rate scenarios:

  Stable Rates (Base) - Where current market interest rates remain unchanged
  Shocks of +100 and +200 basis points where market interest rates receive an immediate, parallel and sustained increase along a stable rate curve, and administered interest rates are adjusted based on management's assumptions
  Shock of -100 basis points where market interest rates receive an immediate, parallel and sustained decrease along a stable rate curve, and administered interest rates are adjusted based on management's assumptions

The results of these simulations are compared to maximum exposure limits approved by the ALCO Committee and the Union Planters Board of Directors. The dollar change in NII between the Base scenario and each shock scenario is divided by net earnings to determine the percentage exposure to each rate shock. The maximum exposure limits for each rate shock are as follows:

  +200 -10.0% change in Base Net Earnings
  +100   -7.5% change in Base Net Earnings
  -100   -7.5% change in Base Net Earnings

The impact of changes in interest rates on net earnings, stated in terms of annual dollar amount, are as follows:

	March 31, 2003	December 31, 2002
	(Dollars in millions)
Immediate 200 basis point rise in interest rates	$ 21.8	$ 32.4
Immediate 100 basis point rise in interest rates	12.8	18.3
Immediate 100 basis point decline in interest rates	(13.7)	(17.9)

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

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Union Planters and/or its various subsidiaries are parties to certain pending or threatened civil actions, which are described in Note 20 to Union Planters' consolidated financial statements, in the Proxy and Annual Financial Disclosures, and Item 3, Part I of Union Planters' Form 10-K for the year ended December 31, 2002, to which reference is made. Various other legal proceedings pending against Union Planters and /or its subsidiaries have arisen in the ordinary course of business.

While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that neither Union Planters' financial position, results of operations nor liquidity will be materially adversely, affected by the ultimate resolution of pending or threatened legal proceedings. There were no material developments during the first quarter of 2003 in any of the pending or threatened actions that affected such opinion.

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits:

3(b)	Union Planters Corporation Amended and Restated Bylaws
Additional exhibits accompanying this report:
99(a)	906 Certification of Chief Executive Officer
99(b)	906 Certification of Chief Financial Officer

Reports on Form 8-K:

	Date of Current Report	Subject
1.	January 18, 2003	Press release announcing fourth quarter and year-end 2002 earnings, reported under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNION PLANTERS CORPORATION
(Registrant)

Date: May 14, 2003	By: /s/ Jackson W. Moore
Jackson W. Moore, Chairman,
President and Chief Executive Officer

Date: May 14, 2003	By: /s/ Bobby L. Doxey
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

Date: May 14, 2003

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

Date: May 14, 2003

 /s/ Bobby L. Doxey

Bobby L. Doxey,

Senior Executive Vice President, Chief Financial Officer and

Chief Accounting Officer

Exhibit Index

Exhibit number	Description
3(b)	Union Planters Corporation Amended and Restated Bylaws
99(a)	906 Certification of Chief Executive Officer
99(b)	906 Certification of Chief Financial Officer