Form 10-Q
period 2003-06-30
UNION PLANTERS CORP
filed 2003-08-14
CIK 100893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common stock $5 par value	196,009,493

UNION PLANTERS CORPORATION AND SUBSIDIARIES

Form 10-Q For the Three Months Ended June 30, 2003

INDEX

Page

Part I. FINANCIAL INFORMATION *

Item 1 - Financial Statements (unaudited) *

CONSOLIDATED BALANCE SHEET *

CONSOLIDATED STATEMENT OF EARNINGS *

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY *

CONSOLIDATED STATEMENT OF CASH FLOWS *

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS *

Note 1. Principles of Consolidation and Basis of Presentation *

Note 2. Available for Sale Securities *

Note 3. Allowance for Losses on Loans and Nonperforming Loans *

Note 4. Transfers of Financial Assets *

Note 5. Intangible Assets *

Note 6. Borrowings *

Note 7. Shareholders' Equity *

Note 8. Preferred Stock of Subsidiary *

Note 9. Other Noninterest Income and Expense *

Note 10. Income Taxes *

Note 11. Earnings Per Share *

Note 12. Derivative Financial Instruments *

Note 13. Lines of Business Reporting *

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

SIGNATURES *

CERTIFICATIONS *

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Assets
Cash and due from banks	$ 925,500	$ 734,841	$ 1,008,078
Interest-bearing deposits at financial institutions	145,910	148,029	116,208
Federal funds sold and securities purchased under agreements to resell	74,598	61,232	122,069
Trading account assets	291,728	258,438	266,322
Loans held for resale	2,647,721	1,066,449	2,430,298
Available for sale securities	6,596,273	4,929,238	5,467,283
Loans:
Commercial, financial and agricultural	5,244,088	5,338,494	5,216,820
Foreign	255,392	324,302	217,570
Accounts receivable - factoring	633,367	701,895	666,731
Real estate - construction	2,408,361	2,248,047	2,261,893
Real estate - mortgage
Secured by 1-4 family residential	3,691,072	4,989,259	4,472,626
Non-farm, nonresidential properties	5,112,378	4,926,978	5,027,161
Multi-family (5 or more) residential	796,127	841,253	843,631
Secured by farmland	489,412	484,446	489,584
Home equity	1,811,300	1,201,772	1,538,088
Consumer	1,847,013	2,162,755	1,989,835
Direct lease financing	60,661	92,602	73,768
Total loans	22,349,171	23,311,803	22,797,707
Less: Unearned income	(23,589)	(22,282)	(22,975)
Allowance for losses on loans	(344,756)	(353,566)	(350,931)
Net loans	21,980,826	22,935,955	22,423,801
Premises and equipment, net	521,219	549,701	540,183
Accrued interest receivable	204,991	215,128	207,869
Mortgage servicing rights, net	226,354	199,215	264,295
Goodwill, net	743,185	714,988	743,212
Other intangibles, net	178,251	199,608	188,729
Other assets	450,665	395,629	366,016
Total assets	$ 34,987,221	$ 32,408,451	$ 34,144,363

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$ 5,691,928	$ 4,435,648	$ 5,035,464
Time deposits of $100,000 and over	1,582,463	1,636,034	1,674,952
Other interest-bearing	17,724,131	17,132,471	16,620,024
Total deposits	24,998,522	23,204,153	23,330,440
Short-term borrowings	3,029,537	2,484,822	3,639,763
Short- and medium-term senior notes	613,091	600,000	600,045
Federal Home Loan Bank advances	459,345	961,086	960,029
Other long-term debt	1,204,813	1,265,511	1,227,699
Accrued interest, expenses and taxes	206,736	266,443	260,275
Other liabilities	1,192,975	376,392	899,830
Total liabilities	31,705,019	29,158,407	30,918,081

Commitments and contingent liabilities (Note 14)	-	-	-

Shareholders' equity
Convertible preferred stock	9,946	13,107	10,194
Common stock, $5 par value; 300,000,000 shares authorized; 196,315,446 issued and outstanding (202,799,858 at June 30, 2002 and 198,434,384 at December 31, 2002)	981,577	1,013,999	992,172
Additional paid-in capital	543,862	547,177	537,417
Retained earnings	1,709,998	1,606,664	1,639,465
Unearned compensation	(23,751)	(18,627)	(20,118)
Accumulated other comprehensive income	60,570	87,724	67,152
Total shareholders' equity	3,282,202	3,250,044	3,226,282
Total liabilities and shareholders' equity	$ 34,987,221	$ 32,408,451	$ 34,144,363

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Interest income
Interest and fees on loans	$ 334,166	$ 386,152	$ 676,475	$ 779,812
Interest on available for sale securities
Taxable	53,236	61,360	104,993	116,401
Tax-exempt	8,339	10,121	16,972	23,266
Interest on deposits at financial institutions	482	397	934	973
Interest on federal funds sold and securities purchased under agreements to resell	235	351	390	1,049
Interest on trading account assets	2,470	2,343	4,758	4,621
Interest on loans held for resale	30,122	17,041	58,131	39,566
Total interest income	429,050	477,765	862,653	965,688

Interest expense
Interest on deposits	84,072	112,494	164,484	234,142
Interest on short-term borrowings	8,266	7,632	17,538	15,535
Interest on long-term debt	28,632	38,375	61,245	76,653
Total interest expense	120,970	158,501	243,267	326,330

Net interest income	308,080	319,264	619,386	639,358
Provision for losses on loans	46,000	44,911	94,649	89,901

Net interest income after provision for losses on loans	262,080	274,353	524,737	549,457

Noninterest income
Service charges on deposit accounts	57,405	56,585	115,127	108,878
Mortgage banking revenues	42,564	33,353	47,238	78,683
Factoring commissions and fees	10,189	10,546	20,089	19,571
Professional employment organization, net revenues	7,531	7,247	13,922	12,701
Bankcard transaction fees	10,620	10,088	20,304	18,101
Investment securities gains	46,354	2,800	65,311	12,036
Financial services revenues	19,968	21,758	37,703	41,246
Other income	18,992	27,931	43,473	50,133
Total noninterest income	213,623	170,308	363,167	341,349

Noninterest expense
Salaries and employee benefits	137,327	128,967	274,245	261,730
Net occupancy expense	25,390	25,733	51,134	51,541
Equipment expense	20,937	19,836	41,131	40,891
Other intangibles amortization	5,189	5,490	10,480	10,948
Other expense	93,371	77,624	174,885	154,061
Total noninterest expense	282,214	257,650	551,875	519,171

Earnings before income taxes	193,489	187,011	336,029	371,635
Income taxes	59,982	57,862	68,810	114,984
Net earnings	$ 133,507	$ 129,149	$ 267,219	$ 256,651

Net earnings applicable to common shares	$ 133,307	$ 128,888	$ 266,818	$ 256,156

Earnings per common share
Basic	$ .68	$ .63	$ 1.35	$ 1.24
Diluted	.67	.63	1.34	1.24

Dividends per common share	.33	.33	.67	.67

Average common shares outstanding
Basic	197,332	203,252	197,938	204,344
Diluted	199,550	206,564	199,950	207,459

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Income	Total
	(Amounts in thousands)
Balance, December 31, 2002	408	$ 10,194	198,434	$ 992,172	$ 537,417	$ 1,639,465	$ (20,118)	$ 67,152	$ 3,226,282
Comprehensive income
Net earnings	-	-	-	-	-	267,219	-	-	267,219
Other comprehensive income, net of taxes:
Net change in unrealized gain on available for sale securities	-	-	-	-	-	-	-	(6,582)	(6,582)
Total comprehensive income									260,637
Dividends
Common dividends	-	-	-	-	-	(132,418)	-	-	(132,418)
Preferred dividends - Series E	-	-	-	-	-	(401)	-	-	(401)
Common stock issued under employee benefit plans, net of exchanges	-	-	862	4,312	14,516	-	(4,992)	-	13,836
Amortization of restricted stock grants	-	-	-	-	-	-	1,359	-	1,359
Conversion of preferred stock	(10)	(248)	19	93	155	-	-	-	-
Common stock repurchased and retired			(3,000)	(15,000)	(8,226)	(63,867)	-	-	(87,093)
Balance, June 30, 2003	398	$ 9,946	196,315	$ 981,577	$ 543,862	$ 1,709,998	$ (23,751)	$ 60,570	$ 3,282,202

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
	(Dollars in thousands)
Operating activities
Net earnings	$ 267,219	$ 256,651
Reconciliation of net earnings to net cash provided (used) by operating activities:
Provision for losses on loans	94,649	89,901
Depreciation and amortization of premises and equipment	33,524	33,018
Amortization of goodwill and other intangibles	10,480	10,948
Amortization and impairment of mortgage servicing rights, net	148,829	16,649
Net amortization of available for sale securities	14,325	3,812
Net realized gains on sales of available for sale securities	(65,311)	(12,036)
Gain on sale of residential mortgage loans held for resale	(86,784)	(29,183)
Gain on sale of residential mortgage loans	(22,695)	-
Gain on sale of branches	(1,948)	(2,328)
Deferred income tax benefit	(3,462)	(5,535)
(Increase) decrease in trading account assets and loans held for resale	(156,045)	840,517
(Increase) decrease in other assets	(127,759)	82,691
Net decrease in accrued interest, expenses, taxes and other liabilities	(21,518)	(59,622)
Other, net	1,157	1,662
Net cash provided by operating activities	84,661	1,227,145

Investing activities
Net increase in short-term investments	(29,702)	(93,678)
Proceeds from sales of available for sale securities	3,200,999	377,275
Proceeds from maturities, calls and prepayments of available for sale securities	1,384,659	556,779
Purchases of available for sale securities	(5,469,546)	(1,018,269)
Net increase in loans	(158,001)	(210,603)
Proceeds from sales of residential mortgage loans	467,158	-
Purchases of premises and equipment	(17,717)	(32,856)
Proceeds from sales of premises and equipment	2,475	4,191
Net cash used by investing activities	(619,675)	(417,161)

Financing activities
Net increase (decrease) in deposits	1,649,834	(89,799)
Net decrease in short-term borrowings	(610,226)	(589,442)
Proceeds from issuance of long-term debt	-	600,568
Repayment of long-term debt	(542,354)	(510,696)
Net cash paid for sales of deposits	(16,106)	(127,089)
Net cash received from deposits assumed	37,286	-
Proceeds from sale of subsidiary stock, net	86,893	-
Proceeds from issuance of common stock	19,417	20,916
Cash paid for fractional shares relating to stock split	-	(343)
Purchase and retirement of common stock	(87,093)	(148,021)
Cash dividends paid	(132,686)	(136,918)
Net cash provided (used) by financing activities	404,965	(980,824)

Net decrease in cash and cash equivalents	(130,049)	(170,840)
Cash and cash equivalents at the beginning of the period	1,130,147	966,913
Cash and cash equivalents at the end of the period	$ 1,000,098	$ 796,073

Supplemental disclosures
Cash paid for
Interest	$ 263,102	$ 345,454
Income taxes	88,933	95,359
Non-cash items
Unrealized gain on securities available for sale at period-end	96,438	138,491
Purchases of available for sale securities, pending settlement at period-end	710,431	-
Transfers to other real estate from loans	61,862	3,614

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

The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, Union Planters or the Company) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for recently adopted accounting pronouncements and a change in the classification of mortgage servicing rights amortization and impairment discussed below. The notes included herein should be read in conjunction with the 2002 Annual Financial Disclosures (Annual Financial Disclosures) attached as Appendix F of Union Planters Definitive Proxy Statement for the Annual Shareholders' Meeting held April 17, 2003, which is filed on Schedule 14A and incorporated by reference in Union Planters' Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the 2003 financial reporting presentation.

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, Acquisitions of Certain Financial Institutions, which amended the accounting for acquisitions of branches qualifying as a business. Such acquisitions are now accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. During the fourth quarter of 2002, Union Planters adopted SFAS No. 147 and, as required, reversed approximately $6.8 million of pre-tax amortization expense incurred during the first nine months of 2002. The financial position and results of operations for the three and six months ended June 30, 2002 have been restated, as required, to reflect the adoption of SFAS No. 147.

In the second quarter of 2003, Union Planters began netting amortization and impairment expense associated with mortgage servicing rights against mortgage banking revenues in the consolidated statement of earnings. This classification is more consistent with prevailing practice in the mortgage banking industry. All prior periods have been adjusted to conform with this presentation.

Costs associated with Exit or Disposal Activities. In June of 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Previous guidance required expenses for exit or disposal activities to be accrued when management approved the exit or disposal plan and the liability was probable and quantifiable, regardless of when the expense would be incurred. This standard requires that liabilities or costs associated with such activities be recognized when incurred. This standard also requires that any such liability be recognized initially at fair value. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. Union Planters adopted the new standard on January 1, 2003. The adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

Stock-Based Compensation. Union Planters has currently elected not to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair value-based method of accounting for stock options and similar equity awards. As permitted under SFAS No. 123, Union Planters continues to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost, except for stock grants. Had compensation cost for Union Planters' stock option plans been consistently expensed based on fair value at the grant date for awards under the methodology prescribed by SFAS No. 123, Union Planters' net earnings and earnings per share would have been reduced as shown in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions as of June 30, 2003 and 2002, respectively: expected dividend yield of 4.51% and 4.36%; expected volatility of 27.00% and 32.08%; risk-free interest rate of 2.28% and 1.70%; and an expected life of 2.5 years for both periods. Forfeitures are recognized as they occur. This schedule excludes the earnings impact of options acquired and accelerated through acquisitions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Dollars in millions, except per share data)

Weighted average fair value per share, at grant date	$ 4.75	$ 5.23	$ 3.90	$ 4.39

Net earnings - as reported	$ 133.5	$ 129.1	$ 267.2	$ 256.7
Less: Total stock-based employee compensation expense determined under fair value-based method, net of tax benefit	3.1	2.8	6.2	6.2
Net earnings - pro-forma	$ 130.4	$ 126.3	$ 261.0	$ 250.5
Earnings per share - as reported
Basic	$ .68	$ .63	$ 1.35	$ 1.24
Diluted	.67	.63	1.34	1.24
Earnings per share - pro-forma
Basic (1)	.66	.62	1.32	1.22
Diluted	.65	.61	1.31	1.21

(1) For the purpose of calculating basic earnings per share, net earnings is adjusted by the dividend on preferred stock, which was approximately $200,000 and $261,000 for the quarters ended June 30, 2003 and 2002, respectively, and $401,000 and $494,800 for the first half of 2003 and 2002, respectively.

Recent Accounting Pronouncements

Derivative Financial Instruments. In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for contracts entered into or modified after June 30, 2003. Union Planters does not expect this standard to have a material effect on the Company's financial condition, results of operations or cash flows.

Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments, including some previously classified as equity, as a liability (or an asset in some circumstances). These include:

  A financial instrument in the form of shares that is mandatorily redeemable.
  A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets.
  A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:
    A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares;
    Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares; and
    Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

This standard became effective for financial instruments entered into or modified after May 31, 2003, and otherwise, in the case of Union Planters, on July 1, 2003. The adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

Consolidation of Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. As issued, FIN No. 46 would require the Company, beginning in the third quarter of 2003, to deconsolidate Union Planters Capital Trust A (the UPC Trust). The sole assets of the UPC Trust are 8.20% Junior Subordinated Deferrable Interest Debentures of Union Planters (the Junior Subordinated Debentures). The UPC Trust's liabilities are primarily represented by 8.20% Trust Preferred Securities, which are presently included in other long-term debt in the Union Planters consolidated balance sheet. Under FIN No. 46, the Junior Subordinated Debentures, which are substantially equal in amount to the Trust Preferred Securities would cease to be eliminated in consolidation and would be included in other long-term debt in the Union Planters consolidated balance sheet.

The Trust Preferred Securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Junior Subordinated Debentures do not qualify as Tier 1 regulatory capital. The Federal Reserve Bank has reached no final conclusion on the continued qualification of Trust Preferred Securities but has indicated that until further notice, they will continue to count as Tier 1 regulatory capital, even if, as a result of deconsolidation, they are no longer included on the consolidated balance sheet. Should the Federal Reserve Bank ever reach a conclusion that Trust Preferred Securities no longer included on the consolidated balance sheet would cease to qualify as Tier 1 regulatory capital, Union Planters' Tier 1 regulatory capital would be reduced by approximately $200 million.

Further guidance may be issued by the end of the third quarter that could either change or reaffirm the guidance in FIN No. 46.

Note 2. Available for Sale Securities

The following is a summary of Union Planters available for sale securities:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
June 30, 2003
U.S. Government and federal agencies
U.S. Treasury	$ 264,692	$ 2,386	$ 1,502	$ 265,576
U.S. Government agencies
Collateralized mortgage obligations	1,018,910	12,724	27	1,031,607
Mortgage-backed	1,505,778	16,904	634	1,522,048
Other	1,943,693	10,634	9,219	1,945,108
Total U.S. Government and federal agencies	4,733,073	42,648	11,382	4,764,339
Obligations of states and political subdivisions	653,386	50,691	68	704,009
Private label collateralized mortgage obligations	657,178	11,294	1,345	667,127
Other stocks and securities	456,198	5,085	485	460,798
Total available for sale securities	$ 6,499,835	$ 109,718	$ 13,280	$ 6,596,273

December 31, 2002
U.S. Government and federal agencies
U.S. Treasury	$ 65,732	$ 2,529	$ 7	$ 68,254
U.S. Government agencies
Collateralized mortgage obligations	927,983	14,763	9	942,737
Mortgage-backed	1,190,094	24,866	1,197	1,213,763
Other	1,009,661	13,312	17	1,022,956
Total U.S. Government and federal agencies	3,193,470	55,470	1,230	3,247,710
Obligations of states and political subdivisions	715,187	34,508	135	749,560
Private label collateralized mortgage obligations	1,016,480	17,356	2,649	1,031,187
Other stocks and securities	435,906	3,620	700	438,826
Total available for sale securities	$ 5,361,043	$ 110,954	$ 4,714	$ 5,467,283

Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains/losses on available for sale securities for the six months ended June 30, 2003:

	Before Tax	Tax	Net of Tax
	Amount	Expense	Amount
(Dollars in thousands)
Change in the unrealized gains/losses on available for sale securities arising during the period	$ 55,509	$ (20,554)	$ 34,955
Less: Reclassification for gains/losses included in net earnings	65,311	(23,774)	41,537
Net change in the unrealized gains/losses on available for sale securities	$ (9,802)	$ 3,220	$ (6,582)

Available for sale securities having a fair value of approximately $2.4 billion at June 30, 2003 and at December 31, 2002 were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances.

Included in available for sale securities is $282.9 million and $273.6 million of FHLB and Federal Reserve Bank stock at June 30, 2003 and December 31, 2002, respectively, for which there is no readily determinable market value.

The following table presents the gross realized gains and losses on available for sale securities for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Realized gains	$ 46,468	$ 2,800	$ 65,877	$ 12,225
Realized losses	(114)	-	(566)	(189)

The losses during 2003 are related to interest-only strips arising from Union Planters' sales and securitizations of mortgage loans, which had an other than temporary decline in value due to increased prepayment speeds on the underlying mortgages that was accounted for as a realized loss.

Note 3. Allowance for Losses on Loans and Nonperforming Loans

The changes in the allowance for losses on loans for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Beginning balance	$ 350,962	$ 351,452	$ 350,931	$ 341,930
Provision for losses on loans	46,000	44,911	94,649	89,901
Recoveries of loans previously charged off	11,286	9,151	20,379	17,949
Loans charged off	(63,492)	(51,948)	(121,203)	(96,214)
Ending balance	$ 344,756	$ 353,566	$ 344,756	$ 353,566

Nonperforming loans are summarized as follows:

	June 30,	December 31,
	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$ 235,065	$ 264,099
Restructured loans	446	511
Total nonperforming loans	$ 235,511	$ 264,610

Note 4. Transfers of Financial Assets

During the second quarter of 2003, Union Planters completed the sale of $444.5 million in residential mortgage loans from its loan portfolio in multiple transactions. Approximately $322.7 million of the loans were sold servicing retained, and the remainder was sold servicing released. A total gain of $22.7 million was recognized in association with these sales, including $1.4 million in mortgage servicing rights arising from the loans sold servicing retained.

Union Planters acted as servicing agent on behalf of others for residential mortgage loans totaling approximately $21.8 billion at June 30, 2003, compared to $20.0 billion at December 31, 2002. The principal balances of loans serviced for others are not included in Union Planters' consolidated balance sheet. The following tables present reconciliations of the changes in mortgage servicing rights and the related valuation allowance:

	Six Months Ended
	June 30,
	2003	2002
	(Dollars in thousands)
Mortgage servicing rights, net
Beginning balance	$ 264,295	$ 150,303
Additions	110,889	65,561
Amortization of servicing rights	(28,581)	(19,915)
(Provision for) recovery of impairment	(120,249)	3,266
Ending balance	$ 226,354	$ 199,215

	Six Months Ended
	June 30,
	2003	2002
	(Dollars in thousands)
Valuation allowance
Beginning balance	$ 12,297	$ 15,120
Provision for (recovery of) impairment	120,249	(3,266)
Ending balance	$132,546	$ 11,854

The estimated fair value of mortgage servicing rights at June 30, 2003 was $227.0 million. Significant assumptions utilized in estimating the fair value were as follows:

Estimated portfolio prepayment speeds	12.0% - 56.7% CPR
Market discount rates	9.0% - 12.0%

Both of the significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the mortgage servicing rights as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At June 30, 2003, the reduction in the current fair value of mortgage servicing rights resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $47.0 million and $86.8 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loans and the costs related to refinancing.

Note 5. Intangible Assets

In accordance with SFAS No. 142, goodwill is no longer subject to amortization but is assessed at least annually for impairment. The carrying value of goodwill not subject to amortization was $743.2 million at June 30, 2003 and December 31, 2002 and $715.0 million at June 30, 2002. At each of these dates, $50.7 million of the goodwill was in the "other operating units" line of business, with the remainder in the "banking" line of business.

Union Planters' other intangible assets are core deposit intangibles acquired through bank acquisitions and other unidentified intangibles arising from branch purchases and are subject to amortization periods up to 15 years with no residual value. The gross amount of other intangible assets at June 30, 2003, December 31, 2002 and June 30, 2002 was $316.3 million, with accumulated amortization of $138.1 million, $127.6 million and $116.7 million, respectively. All other intangibles are in the "banking" line of business. The weighted average amortization period is 165.3 months. Amortization expense over the next five years on current other intangibles is expected to be:

(Dollars in thousands)
Total 2003	$ 20,857
2004	20,757
2005	20,628
2006	20,279
2007	18,340

Note 6. Borrowings

Short-Term Borrowings

Short-term borrowings include short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Short-term FHLB advances are borrowings from the FHLB, which are collateralized by mortgage-backed securities and mortgage loans. Federal funds purchased arise from Union Planters' market activity with its correspondent banks with maturities ranging up to 180 days; the majority mature in one business day. Securities sold under agreements to repurchase are collateralized by U.S. Government and agency securities.

Short-term borrowings are summarized as follows:

	June 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Balances at period-end
Short-term FHLB advances	$ 600,000	$ -	$ -
Federal funds purchased with maturities ranging up to 180 days	723,933	657,840	898,670
Securities sold under agreements to repurchase	1,298,022	1,319,110	1,394,899
Other short-term borrowings	407,582	507,872	1,346,194
Total short-term borrowings	$ 3,029,537	$ 2,484,822	$ 3,639,763

Federal funds purchased and securities sold under agreements to repurchase
Year-to-date daily average balance	$ 2,430,215	$ 2,047,800	$ 2,182,949
Weighted average interest rate	1.06%	1.48%	1.40%
Short-term FHLB advances
Year-to-date daily average balance	$ 536,464	$ 28,729	$ 167,945
Weighted average interest rate	1.28%	1.84%	1.69%

Short- and Medium-Term Senior Notes

Union Planters has a $5.0 billion senior and subordinated bank note program. Under the program, Union Planters Bank, National Association (UPB), an indirect wholly-owned subsidiary of the Company, may issue senior bank notes with maturities ranging from 30 days to one year from their respective issue dates (Short-term Senior Notes), senior bank notes with maturities more than one year to 30 years from their respective dates of issue (Medium-term Senior Notes) and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At June 30, 2003, there were no Subordinated Notes and no Short-term Senior Notes outstanding under this program.

During 2002, UPB issued $600.0 million in 5.125% fixed-rate Medium-term Senior Notes. The notes mature in June 2007. The amount of Medium-term Senior Notes outstanding at June 30, 2003 and December 31, 2002 was $613.1 million and $600.0 million, respectively. These amounts include valuation adjustments related to hedging activities of $14.7 million and $1.8 million at June 30, 2003 and December 31, 2002, respectively.

Federal Home Loan Bank Advances

Certain of Union Planters' banking and thrift subsidiaries had outstanding advances with original maturity dates of greater than one year from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the outstanding advances. At June 30, 2003, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

	June 30,		December 31,
	2003	2002	2002
(Dollars in thousands)
Balance at period-end	$ 459,345	$ 961,086	$ 960,029
Range of interest rates	1.75% - 6.55%	1.75% - 6.92%	1.35% - 6.55%
Range of maturities	2003 - 2021	2002 - 2021	2003 - 2021

Other Long-Term Debt

Union Planters' other long-term debt is summarized as follows. Refer to Note 9 to the consolidated financial statements in the Proxy and Annual Financial Disclosures for additional information regarding these borrowings.

	June 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
8.20% Trust Preferred Securities	$ 199,168	$ 199,133	$ 199,151
6.25% Subordinated Notes due 2003	74,483	74,431	74,457
6.75% Subordinated Notes due 2005	99,862	99,803	99,832
7.75% Subordinated Notes due 2011	499,310	499,220	499,265
6.50% Putable/Callable Subordinated Notes due 2018	301,322	300,589	301,512
Variable-rate asset-backed certificates	-	91,667	41,667
Other long-term debt	659	668	663
Valuation adjustments related to hedging activities	30,009	-	11,152
Total other long-term debt	$ 1,204,813	$ 1,265,511	$ 1,227,699

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

During the three months ended June 30, 2003, Union Planters repurchased and retired 3.0 million shares of its common stock. As of June 30, 2003, Union Planters has repurchased and retired 12.0 million of the total 25.7 million shares that have been authorized for repurchase under repurchase plans previously approved by the Board of Directors.

Preferred Stock

Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters' common stock, is summarized as follows:

	June 30,		December 31,
	2003	2002	2002
(Dollars in thousands)
Preferred stock, without par value, 10,000,000 shares authorized
Series E, 8% cumulative, convertible, preferred stock (stated at liquidation value of $25 per share) 397,848 shares issued and outstanding (524,289 at June 30, 2002 and 407,770 at December 31, 2002)	$ 9,946	$ 13,107	$ 10,194
Series F preferred stock 300,000 shares authorized, none issued	-	-	-
Total preferred stock	$ 9,946	$ 13,107	$ 10,194

Note 8. Preferred Stock of Subsidiary

In March 2003, Union Planters Preferred Funding Corporation (UPPFC), an indirect majority-owned, consolidated subsidiary of Union Planters, issued 1,000 shares of 7.75% non-cumulative, perpetual preferred stock, Series B (Series B Preferred Shares), with a liquidation value of $100,000 per share to another indirect wholly-owned subsidiary of Union Planters, U.P. REIT Holdings, Inc. (UP REIT Holdings). UPPFC is a real-estate investment trust (REIT) established for the purpose of acquiring, holding and managing real estate mortgage assets. All of the Series B Preferred Shares were subsequently sold privately to non-affiliates without registration. These securities qualify as Tier I capital and are included in the consolidated balance sheet in other liabilities. Dividends on the Series B Preferred Shares are payable quarterly and will be recorded in the consolidated statement of earnings in other noninterest expense.

The Series B Preferred Shares are redeemable on or after July 15, 2023 and redeemable at the discretion of UPPFC in the event that the Series B Preferred Shares cannot be accounted for as Tier 1 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Series B Preferred Shares will not be fully tax deductible. The total amount of Series B Preferred Shares issued and outstanding on June 30, 2003, as reported in other liabilities on the consolidated balance sheet net of discount and issuance costs, was $87.2 million.

Concurrent with the issuance of the Series B Preferred Shares, UPPFC also issued 3,736 shares of non-cumulative, perpetual preferred stock, Series C (Series C Preferred Shares), with a liquidation value of $100,000 per share to UP REIT Holdings. The holder of each of the Series C Preferred Shares is entitled to dividends, payable quarterly, at an annual rate of three month LIBOR plus 3% on the liquidation value. Additionally, the Series C Preferred Shares rank equal to the Series B Preferred Shares. At June 30, 2003, UP REIT Holdings continued to own all of the Series C Preferred Shares. So long as the Series C Preferred Shares are owned by Union Planters or a consolidated subsidiary, the shares and dividends paid thereon are eliminated in the consolidated financial statements.

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

Note 9. Other Noninterest Income and Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Other noninterest income
Merchant servicing income	$ 503	$ 9,647	$ 1,921	$ 10,450
Profits and commissions from Small Business Administration trading activities	1,452	1,262	2,559	2,576
Letters of credit fees	2,433	2,236	5,174	4,189
Other real estate revenue	931	2,131	2,216	4,803
Net (loss)/gain on sales of branches/deposits and other assets	(78)	729	1,948	2,328
Earnings of equity method investments	2,216	1,215	4,030	2,570
Other income	11,535	10,711	25,625	23,217
Total other noninterest income	$ 18,992	$ 27,931	$ 43,473	$ 50,133

Other noninterest expense
Communications	$ 6,927	$ 7,387	$ 13,969	$ 14,688
Other contracted services	11,107	8,372	21,793	17,062
Postage and carrier	6,324	6,556	12,698	13,215
Advertising and promotion	5,831	6,257	15,540	13,510
Stationery and supplies	4,057	5,681	8,242	10,365
Other personnel services	4,604	3,974	8,701	7,909
Legal fees and litigation	3,411	3,290	6,059	6,358
Travel	2,677	2,770	5,022	5,256
Miscellaneous charge-offs	5,150	3,292	9,770	5,251
Federal Reserve fees	1,434	1,736	2,935	3,449
Taxes other than income	1,399	1,709	1,986	3,981
Accounting, tax and audit fees	1,003	1,481	1,768	3,358
Consultant fees	1,427	1,695	3,433	2,122
Brokerage and clearing fees on trading activities	2,034	1,470	3,356	2,943
Other real estate expense	2,250	2,629	4,042	3,641
FDIC insurance	959	1,055	1,884	2,089
Dues, subscriptions and contributions	1,983	1,389	2,918	3,510
Bank examiner fees	976	986	1,972	1,975
Insurance	2,346	1,257	4,333	2,244
Credit related expenses	12,276	9,876	22,896	19,713
Dividends on preferred stock of consolidated subsidiaries	2,378	-	2,378	-
Other noninterest expense	12,818	4,762	19,190	11,422
Total other noninterest expense	$ 93,371	$ 77,624	$ 174,885	$ 154,061

Note 10. Income Taxes

Applicable income taxes for the three months ended June 30, 2003 were $60.0 million, resulting in an effective tax rate of 31.00% for the quarter, compared to $57.9 million and 30.94%, respectively, for the three months ended June 30, 2002. Applicable income taxes for the six months ended June 30, 2003 were $68.8 million, resulting in an effective tax rate of 20.48%, compared to $115.0 million and 30.94%, respectively, for the six months ended June 30, 2002. The change in the effective rate in 2003, as compared to 2002, is due primarily to the change in the mix of taxable and nontaxable revenues and federal and state tax benefits related to the issuance of preferred stock used to raise Tier I capital. The tax expense applicable to available for sale securities gains for the six months ended June 30, 2003 and 2002 was $23.8 million and $4.5 million, respectively.

At June 30, 2003, the Corporation had a net deferred tax asset of $19.3 million, compared to $14.3 million at December 31, 2002. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of $38.7 million and $39.1 million at June 30, 2003 and December 31, 2002, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient future taxable income to realize in full these deferred tax benefits. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

Note 11. Earnings Per Share

The calculation of earnings per share is summarized as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Basic:
Net earnings	$ 133,507	$ 129,149	$ 267,219	$ 256,651
Less: Preferred dividends	200	261	401	495
Net earnings applicable to common shares	$ 133,307	$ 128,888	$ 266,818	$ 256,156

Average common shares outstanding	197,332	203,252	197,938	204,344

Earnings per common share-basic	$ 0.68	$ 0.63	$ 1.35	$ 1.24

Diluted:
Net earnings	$ 133,507	$ 129,149	$ 267,219	$ 256,651

Average common shares outstanding	197,332	203,252	197,938	204,344
Stock option adjustment	1,465	2,318	1,255	2,108
Preferred stock adjustment	753	994	757	1,007
Adjusted average common shares outstanding	199,550	206,564	199,950	207,459

Earnings per common share-diluted	$ 0.67	$ 0.63	$ 1.34	$ 1.24

Excluded from the computation of diluted shares were options to purchase .8 million and .4 million shares that were outstanding at June 30, 2003 and 2002, respectively, because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Note 12. Derivative Financial Instruments

Union Planters uses derivative financial instruments to manage risk associated with certain assets and liabilities.

The Company's mortgage commitment pipeline is exposed to interest rate risk associated with interest rate lock commitments (IRLCs) extended to individuals who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs are considered derivative financial instruments under SFAS No. 133 and are recorded at fair value, with changes in value recorded in current earnings. The Company is also exposed to credit and interest-rate risk related to its mortgage inventory from the time a loan is closed until completion of normal post-closing review and the subsequent sale of the loan, normally 60 to 90 days.

To mitigate interest rate risk associated with mortgage activities, Union Planters enters into mandatory and optional short-term forward contracts, which are contracts for delayed delivery of mortgages in which the Company agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates. Since derivative financial instruments that hedge other derivative financial instruments do not qualify for hedge accounting treatment under SFAS No. 133, IRLCs and associated derivative financial instruments are effectively accounted for as marked-to-market through earnings. Derivative financial instruments associated with closed loans pending review and sale are designated as fair value hedges, and both the derivative financial instruments and the related loans held for resale are maintained at fair value with changes in value recorded in current earnings.

The fair value of derivative financial instruments held to mitigate interest rate risk associated with mortgage activities was ($10.7) million at June 30, 2003, compared to ($48.8) million at December 31, 2002. The fair value of IRLCs was $8.1 million at June 30, 2003, compared to $18.7 million at December 31, 2002. The fair value adjustment to loans held for resale was $29.1 million at June 30, 2003, compared to $46.3 million at December 31, 2002.

Gains/losses on IRLCs, related derivative contracts and ineffectiveness of fair value mortgage hedge instruments totaled a net amount of $5.6 million for the second quarter of 2003, compared to ($.9) million for the second quarter of 2002. For the six months ended June 30, 2003 and 2002, these gains/losses totaled $10.4 million and ($3.7) million, respectively. The gains/losses are included in mortgage banking revenue.

The Company commits to buy certain loans under best efforts commitments, which are agreements whereby a correspondent lender or broker has the option to sell a loan to the Company at a stated price. If the correspondent lender or broker does not exercise the option, no transaction takes place. Under the provisions of SFAS No. 133, the best efforts commitments are defined as derivative financial instruments and therefore are marked-to-market. The impact on the consolidated financial statements of best efforts commitments was immaterial.

To mitigate interest rate risk associated with certain deposits and debt, Union Planters has entered into interest rate swaps that qualify as fair value hedges. The swaps and the related debt are reported on the balance sheet at current fair value at the end of each period. The changes in fair value of both the hedged item and the swap along with the net interest income or expense on the swap are netted against the interest expense related to the hedged item on the statement of earnings. During the first quarter of 2003, Union Planters entered into two interest rate swaps with a notional value of $1.0 billion to hedge the fair value of certain debt.

At June 30, 2003, Union Planters had interest rate swap agreements with notional values totaling $1.44 billion and fair values of $52.4 million, which are included in other assets. The ineffective portion of the hedges had an immaterial impact on interest expense during the three and six months ended June 30, 2003. No swaps were outstanding during the quarter ended June 30, 2002.

During the first quarter of 2003, Union Planters discontinued the hedging relationship between an interest rate swap agreement and the associated deposits. As a result, the fair value adjustment of the original pool of deposits at the date the hedge was discontinued, $4.3 million, is being amortized over 47 months, which was the average remaining life of the pool. Subsequently, this interest rate swap agreement was redesignated as a fair value hedge against a different pool of deposits. Amortization related to this discontinued hedge and a similar hedge terminated during 2002 had an immaterial impact on interest expense for all periods affected.

Note 13. Lines of Business Reporting

	Three Months Ended June 30, 2003
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 264,443	$ 38,067	$ 13,077	$ (7,507)	$ 308,080
Provision for losses on loans	(16,929)	(7,171)	(21,900)	-	(46,000)
Noninterest income (1)	168,829	3,203	41,309	282	213,623
Noninterest expense	(199,990)	(42,188)	(36,493)	(3,543)	(282,214)
Earnings (loss) before taxes (1)	$ 216,353	$ (8,089)	$ (4,007)	$ (10,768)	$ 193,489

Average assets	$ 28,059,819	$ 4,054,486	$ 1,301,145	$ 867,470	$ 34,282,920

	Three Months Ended June 30, 2002
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 294,410	$ 24,560	$ 12,761	$ (12,467)	$ 319,264
Provision for losses on loans	(34,215)	(8,069)	(2,627)	-	(44,911)
Noninterest income (1)	105,113	24,059	40,986	150	170,308
Noninterest expense	(194,738)	(24,465)	(36,603)	(1,844)	(257,650)
Earnings (loss) before taxes (1)	$ 170,570	$ 16,085	$ 14,517	$ (14,161)	$ 187,011

Average assets	$ 27,897,435	$ 2,847,400	$ 1,252,887	$ 224,416	$ 32,222,138

	Six Months Ended June 30, 2003
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 537,289	$ 72,729	$ 26,017	$ (16,649)	$ 619,386
Provision for losses on loans	(48,329)	(13,470)	(32,850)	-	(94,649)
Noninterest income (1)	316,070	(16,867)	63,666	298	363,167
Noninterest expense	(395,677)	(78,511)	(71,400)	(6,287)	(551,875)
Earnings (loss) before taxes (1)	$ 409,353	$ (36,119)	$ (14,567)	$ (22,638)	$ 336,029

Average assets	$ 27,629,285	$ 3,967,167	$ 1,298,162	$ 865,748	$ 33,760,362

	Six Months Ended June 30, 2002
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 587,944	$ 51,791	$ 24,460	$ (24,837)	$ 639,358
Provision for losses on loans	(70,683)	(14,370)	(4,848)	-	(89,901)
Noninterest income (1)	206,573	57,472	77,007	297	341,349
Noninterest expense	(388,468)	(55,797)	(71,047)	(3,859)	(519,171)
Earnings (loss) before taxes (1)	$ 335,366	$ 39,096	$ 25,572	$ (28,399)	$ 371,635

Average assets	$ 27,934,147	$ 2,997,637	$ 1,189,937	$ 202,127	$ 32,323,848

  Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $65.2 million and $170.7 million for the three months ended June 30, 2003 and 2002, respectively, and $526.7 million and $241.2 million, respectively, for the six months ended June 30, 2003 and 2002.

Note 14. Contingent Liabilities

Union Planters and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business and to various pending civil actions, all of which are being defended vigorously. Certain proceedings previously outstanding have been subsequently settled within previously estimated amounts. While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that Union Planters' financial position, results of operations nor liquidity will be materially adversely affected by the ultimate resolution of pending or threatened legal proceedings. Activity affecting the Company's litigation reserve (i.e., provision for losses and settlement of claims) was not material to the Company's operations for the three and six months ended June 30, 2003 or 2002. Refer to Part II Item 1 for a discussion of legal proceedings.

Note 15. Subsequent Event

From July 1, 2003 through August 11, 2003, Union Planters repurchased and retired 1.5 million shares of its common stock. Through August 11, 2003, Union Planters has repurchased and retired 13.5 million of the total 25.7 million shares that have been authorized for repurchase under repurchase plans previously approved by the Board of Directors.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the notes to the consolidated financial statements included in Appendix F of Union Planters Corporation's Definitive Proxy Statement for the Annual Shareholders' Meeting held April 17, 2003 (the Definitive Proxy Statement including the 2002 Annual Financial Disclosures are referred to as the Proxy and Annual Financial Disclosures), the interim unaudited consolidated financial statements and notes for the three and six months ended June 30, 2003 included in Part I hereof and the supplemental financial data included in this discussion.

Cautionary Statement Regarding Forward-Looking Information

This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Certain sections that follow contain forward-looking statements regarding: net interest income, income taxes, provision for losses on loans, noninterest income, noninterest expense, insurance expense, loans, potential problem loans, interest rate risk, as well as market risk and asset/liability management in Item 3 and legal proceedings in Part II, Item 1. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. The words "anticipate," "project," "expect," "believe," "intend," "estimate," "should," "is likely," "target" and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are based on management's expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Examples of factors that could cause future results to vary from current management expectations include the following: the timing and amount of interest rate movements (which can have a significant impact on a financial institution); effects of changes in general economic conditions, as well as economic conditions in markets in which Union Planters conducts business and the impact in the United States of America of hostilities abroad; market and monetary fluctuations and uncertainties in the financial markets; inflation; competition within and outside the financial services industry; technology; risks inherent in originating loans, including prepayment risks, fluctuations in collateral values and changes in customer profiles; loan loss experience, the rate of loan charge-offs, the level of the provision for losses on loans and the receipt of information subsequent to the reporting date impacting the collectability of loans; and changes in enacted tax laws and regulations and accounting principles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), and insurance and securities regulatory agencies, unanticipated regulatory and judicial proceedings, unanticipated results in pending litigation or Internal Revenue Service examinations, changes in the laws, regulations and regulatory policies applicable to Union Planters and its subsidiaries, and Union Planters' success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ materially from current expectations. Union Planters assumes no obligation to update any forward-looking statements that are made from time to time.

Selected Financial Data

The following table presents selected financial data for the three- and six-month periods ended June 30, 2003 and 2002:

	Three Months Ended			Six Months Ended
	June 30,		Percentage	June 30,		Percentage
	2003	2002	Change	2003	2002	Change
	(Dollars in thousands, except per share data)
Net earnings	$ 133,507	$ 129,149	3.4%	$ 267,219	$ 256,651	4.1%
Per share
Basic	.68	.63	7.9	1.35	1.24	8.9
Diluted	.67	.63	6.3	1.34	1.24	8.1
Return on average assets	1.56%	1.61%		1.60%	1.60%
Return on average common equity	16.47	16.25		16.77	16.18
Dividends per common share	$ .33	$ .33		$ .67	$ .67
Net interest margin (FTE)	4.01%	4.45%		4.12%	4.49%
Net interest spread (FTE)	3.63	3.96		3.75	3.99
Expense ratio	.53	.89		.89	.92
Efficiency ratio	50.79	49.78		52.97	50.05
Book value per common share at period-end				$ 16.67	$ 15.96
Leverage ratio				7.75%	7.80%
Tier 1 capital to risk weighted assets				9.80	9.75
Common share prices
High closing price	$ 32.95	$ 33.63		$ 32.95	$ 33.63
Low closing price	26.07	31.39		26.07	29.33
Closing price at period-end				31.03	32.37

____________________

FTE = Fully taxable-equivalent basis

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

Expense ratio = Net noninterest expense (noninterest expense (excluding amortization of intangibles) minus noninterest income (excluding amortization of mortgage servicing rights) divided by average assets)

Efficiency ratio = Noninterest expense (excluding amortization of intangibles) divided by net interest income (FTE) plus noninterest income (excluding amortization of mortgage servicing rights)

SECOND QUARTER EARNINGS OVERVIEW

For the second quarter of 2003, Union Planters reported net earnings of $133.5 million, or $.67 per diluted common share, an increase from $129.1 million, or $.63 per diluted common share, for the same period in 2002. These earnings represented annualized returns on average assets and average common equity of 1.56% and 16.47%, respectively, compared to 1.61% and 16.25%, respectively, for the same period in 2002.

EARNINGS ANALYSIS

Net Interest Income

Fully taxable-equivalent net interest income for the second quarter of 2003 was $313.5 million, a decrease of $12.4 million from the same quarter last year. The net interest margin for the second quarter of 2003 was 4.01%, which compares to 4.45% for the second quarter of 2002. The net interest rate spread was 3.63% for the second quarter of 2003, which compares to 3.96% for the second quarter of 2002. Changes in net interest income and the net interest margin since the second quarter of 2002 are the result of declining yield on earning assets due to lower interest rates and customer-driven refinancing of loans exceeding the favorable impact of lower rates on deposit liabilities and borrowings. Refer to Union Planters' average balance sheets and Market Risk and Asset/Liability Management section in Item 3, which follow this discussion, for additional information regarding the changes in net interest income and balance sheet management initiatives.

Interest Income

The following table presents a breakdown of average earning assets:
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2003	2002	2003	2003	2002
	(Dollars in billions)
Average earning assets	$31.4	$29.4	$30.3	$30.9	$29.4
Comprised of:
Loans	72%	79%	75%	74%	79%
Available for sale securities	19	16	17	18	16
Loans held for resale	7	3	7	7	4
Other earning assets	2	2	1	1	1

Fully taxable-equivalent yield on average earning assets	5.55%	6.61%	5.87%	5.71%	6.73%

Fully taxable-equivalent interest income decreased $49.9 million for the second quarter of 2003 compared to the same period in 2002. For the first half of 2003, fully taxable-equivalent interest income decreased $106.9 million compared to the same period last year. These declines were attributable primarily to a decrease in the average yield on earning assets from 6.61% to 5.55% from the second quarter of 2002 to the second quarter of 2003 and from 6.73% to 5.71% from the first half of 2002 to the first half of 2003. The declines in yield are attributable primarily to declines in market interest rates and the continued run-off of selected loan products that do not generate the risk-adjusted returns targeted by management. The impact of lower rates was partly offset by $2.0 billion and $1.5 billion increases in average earning assets, primarily home equity loans, available for sale securities and loans held for resale during the second quarter of 2003 and the six-month period ended June 30, 2003, respectively, when compared with the same periods during 2002. Refer to the Market Risk and Asset/Liability Management discussion in Item 3 for additional information regarding balance sheet management initiatives, changes in interest rates and how the Company is positioned to respond to the changes.

Interest Expense

The following table presents a breakdown of average interest-bearing liabilities:
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2003	2002	2003	2003	2002
	(Dollars in billions)
Average interest-bearing liabilities	$ 25.3	$ 24.0	$ 24.7	$25.0	$24.0
Comprised of:
Deposits	77%	80%	75%	76%	80%
Short-term borrowings	12	9	13	13	9
FHLB advances and long-term debt	11	11	12	11	11

Rate paid on average interest-bearing liabilities	1.92%	2.65%	2.01%	1.96%	2.74%

Interest expense decreased $37.5 million in the second quarter of 2003 compared to the same quarter last year. For the first half of 2003, interest expense decreased $83.1 million compared to the first half of 2002. These decreases were driven by a decline in the average rate paid for interest-bearing liabilities from 2.65% to 1.92% from the second quarter of 2002 to the second quarter of 2003 and from 2.74% to 1.96% from the first half of 2002 to the first half of 2003. The decreases in the average rate paid primarily resulted from the decline in market interest rates. Average interest-bearing liabilities also increased $1.3 billion from the second quarter of 2002 to the second quarter of 2003 and $.9 billion from the first half of 2002 to the first half of 2003.

Provision for Losses on Loans

The provision for losses on loans for the second quarter of 2003 was $46.0 million, or .82% of average loans on an annualized basis. This compares to $44.9 million, or .78% of average loans, for the second quarter of 2002. For the first half of 2003, the provision for losses on loans was $94.6 million, or .84% of average loans on an annualized basis. This compares to $89.9 million, or .79% of average loans, for the first half of 2002. The higher provisions for losses on loans in 2003 are attributable to current economic conditions and the resulting increase in net charge-offs. Refer to the Allowance for Losses on Loans and Nonperforming Loans discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

Noninterest Income

Noninterest income for the second quarter of 2003 was $213.6 million, an increase of $43.3 million, or 25.4%, from the second quarter of 2002. For the first half of 2003, noninterest income increased 6.4% to $363.2 million compared to the first half of 2002. The major components of noninterest income are presented on the consolidated statement of earnings; following is a discussion of the key components:

Service charges on deposit accounts. These fees were $57.4 million for the second quarter of 2003, an increase of $.8 million compared to the same period in 2002. The increase is primarily attributable to increased volume of insufficient funds items. For the first half of 2003, these fees increased 5.7% to $115.1 million due to the implementation of UPExcel pricing initiatives and increased volume of insufficient funds items.

Mortgage banking revenues. These revenues include origination, servicing and miscellaneous fees, the impact of derivative financial instruments, and gains on sale of mortgages and servicing rights. They are also net of mortgage servicing rights amortization and impairment. Mortgage banking revenues for the three and six months ended June 30, 2003 and 2002 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Gain on sale of residential mortgages	$ 56,767	$ 14,107	$ 99,123	$ 32,880
Impact of derivative financial instruments	5,577	(933)	10,356	(3,697)
Origination, servicing and miscellaneous fees	47,248	32,497	86,588	66,149
Amortization of mortgage servicing rights	(18,314)	(10,347)	(28,581)	(19,915)
Mortgage servicing rights (impairment)/recovery	(48,714)	(1,971)	(120,248)	3,266
Total mortgage banking revenues	$ 42,564	$ 33,353	$ 47,238	$ 78,683

Changes in the components of mortgage banking revenues resulted from the sale during the second quarter of 2003 of $444.5 million in mortgage loans from the loan portfolio, which increased gain on sale of residential mortgages by $22.7 million, and an environment of lower interest rates during the three and six months ended June 30, 2003 compared to the same periods in 2002. The lower interest rate environment resulted in increased mortgage loan origination volume, which gave rise to larger gains on sale of residential mortgages, together with related derivative financial instrument transactions, and origination, servicing and miscellaneous fees. The lower interest rate environment also increased the amortization of mortgage servicing rights and caused impairment in the mortgage servicing rights.

Factoring commissions and fees. Commissions and fees earned were $10.2 million for the second quarter of 2003, a slight decrease from $10.5 million for the second quarter of last year. These decreases are primarily related to a decreased volume of factored receivables. Factoring volume was approximately $925.0 million for the second quarter of 2003 compared to $1.0 billion for the same period last year. Factoring volume was $1.9 billion for both the first six months of 2003 and the same period during 2002. For the first half of 2003, factoring commissions and fees rose $.5 million, or 2.6%, to $20.1 million compared to the first half of 2002.

Professional employment organization, net revenues. Net revenues were $7.5 million for the second quarter of 2003, a 3.9% increase compared to the same period in 2002. For the first half of 2003, net revenues increased 9.6% to $13.9 million compared to the first half of 2002. The growth in net revenues is principally related to an improvement in the pricing structure for these services.

Bankcard transaction fees. These fees totaled $10.6 million for the current quarter, compared to $10.1 million for the same quarter last year. For the first half of 2003, bankcard transaction fees rose 12.2% to $20.3 million compared to the first half of 2002. These increases were due to an increase in debit card fees and transaction volume.

Available for sale securities gains. Securities gains for the second quarter were $46.4 million, up $43.6 million, compared to the same period last year. For the first half of 2003, these gains increased $53.3 million compared to the first half of 2002 to $65.3 million. From time-to-time, the Company may sell available for sale securities with gains to offset the impact of mortgage servicing rights impairment.

Financial services. This category of noninterest income is comprised of trust services fees and commissions, insurance commissions, annuity sales commissions and brokerage fee income. For the second quarter of 2003, these revenues were $20.0 million, a $1.8 million decrease from the second quarter of 2002. For the first half of 2003, these revenues were $37.7 million, a decrease of $3.5 million from the first half of 2002. The decreases were driven by a decline in the volume of insurance products and, to a lesser extent, a decrease in trust accounts and the average market value of assets under administration, and a decrease in the volume of trades generating brokerage fee income.

Other noninterest income. The components of other noninterest income are presented in Note 9 to the unaudited interim consolidated financial statements. Changes in other components include:

  Revenues from merchant services were $9.1 million lower than the second quarter of 2002, principally due to the expiration of obligations related to the sale of this business causing the recognition of $8.9 million of income during the second quarter of last year. For the first half of 2003, these revenues were $8.5 million less than for the first half of 2002, principally due to the aforementioned expiration of obligations, which was slightly offset by increased revenues from a marketing and sales agreement with a third party.
  Revenues associated with other real estate, principally gain on sale, were $.9 million for the second quarter of 2003, a decrease of $1.2 million compared to the same period last year. For the first half of 2003, these revenues were $2.2 million, a $2.6 million decrease from the first half of 2002. The decreases are attributable to a large gain on sale of other real estate recognized in 2002.

Noninterest Expense

Noninterest expense for the second quarter of 2003 was $282.2 million, which compares to $257.7 million for the second quarter of 2002. The Company's efficiency ratio, which excludes the amortization of mortgage servicing rights and all intangibles, for the second quarter of 2003 was 50.79%, compared to 49.78% for the second quarter of 2002. Noninterest expense for the first half of 2003 was $551.9 million, which compares to $519.2 million for the first half of 2002. The efficiency ratio for the first half of 2003 was 52.97%, compared to 50.05% for the first half of 2002.

The major components of noninterest expense are presented on the consolidated statement of earnings; following is a discussion of the key components:

Salaries and employee benefits. These expenses were $137.3 million for the second quarter of 2003, an increase of $8.4 million compared to the second quarter of 2002. For the first half of 2003, salaries and employee benefits were $274.2 million, an increase of $12.5 million from the first half of 2002. The increases are primarily due to commissions on increased mortgage origination volume slightly offset by a decrease in employees. At June 30, 2003, Union Planters had 10,985 full-time equivalent employees, compared to 11,313 at June 30, 2002.

Occupancy and equipment expense. Net occupancy and equipment expense was $46.3 million for the second quarter of 2003, a slight increase from the second quarter of 2002. For the first half of 2003, these expenses were $92.3 million, substantially unchanged from the $92.4 million for the first half of 2002.

Other intangibles amortization. These expenses were $5.2 million for the second quarter of 2003 and $10.5 million for the six months ended June 30, 2003, both of which represent slight decreases compared with the comparable prior year periods. Refer to Note 5 to the unaudited interim consolidated financial statements for more information.

Other noninterest expenses. The components of other noninterest expense are presented in Note 9 to the unaudited interim consolidated financial statements. Changes in other components include:

  Miscellaneous charge-offs increased by $1.9 million and $4.5 million in the three- and six-month periods ended June 30, 2003, respectively, when compared to the same periods in 2002. These increases were primarily driven by an increase in charge-offs related to overdrawn deposit accounts.
  Other contracted services increased $2.7 million for the second quarter of 2003 compared to the second quarter of 2002, and $4.7 million for the six-month period ended June 30, 2003 compared to the same period in 2002. These increases were the result of a fee to terminate a contract with the Company's former provider of its Internet banking tool in addition to expenses associated with the restructuring of certain wholly- and majority-owned subsidiaries.
  Expense associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected from borrowers when the loans are paid off increased $4.9 million and $7.9 million in the current quarter and first six months of 2003, respectively, when compared with the year-earlier periods. The overall increases were primarily due to high payoffs in the mortgage servicing portfolio.
  Credit related expenses increased by $2.4 million and $3.2 million for the three- and six-month periods ended June 30, 2003, respectively, when compared to the same periods in 2002. The increases were largely the result of increased mortgage loan production.
  Insurance expense increased $1.1 million during the second quarter of 2003 compared to the prior year period due to increased renewal costs associated with the Company's professional liability insurance. The increase in professional liability and casualty insurance resulted in a $2.1 million increase for the six months ended June 30, 2003 when compared with the same period in 2002. The Company anticipates the insurance expense will continue to rise for the remainder of the year. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in this discussion and in the discussion Cautionary Statement Regarding Forward-Looking Information.
  Dividends on preferred stock of consolidated subsidiaries increased $2.4 million for the three- and six-month periods ended June 30, 2003 when compared to the same periods in 2002. This was due to the sale of 1,000 shares of Series B preferred stock of UPPFC to unrelated third parties during March 2003.

Income Taxes

Applicable income taxes for the three months ended June 30, 2003 were $60.0 million, resulting in an effective tax rate of 31.00%, compared to $57.9 million and 30.94%, respectively, for the second quarter of 2002. Applicable income taxes for the six months ended June 30, 2003 were $68.8 million, resulting in an effective tax rate of 20.48%, compared to $115.0 million and 30.94%, respectively, for the six months ended June 30, 2002. During the first quarter of 2003, the Company recorded current federal tax benefits of $25.0 million related to the completion of a transaction designed to raise Tier 1 capital and $11.0 million related to a reversal of previously established tax liability, which was no longer needed. These two transactions drove the lower effective tax rate. For the remainder of 2003, the Company anticipates its effective tax rate will be between 30% and 32%. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in this discussion and in the discussion Cautionary Statement Regarding Forward-Looking Information.

Business Segment Review

Union Planters is managed along traditional and nontraditional banking lines and has two reportable business segments, Banking and Mortgage Banking. For the second quarter of 2003 and 2002, Banking accounted for 83% and 82%, respectively, of total revenues (the sum of net interest income and noninterest income.) For the same periods, Mortgage Banking accounted for 8% and 10% of total revenues, respectively. Refer to Note 13 to the unaudited consolidated financial statements for additional information regarding Union Planters' segments.

Banking. The Banking segment consists of traditional deposit taking and lending functions, including consumer, commercial and corporate lending, as well as the origination of mortgage loans both to be retained in the loan portfolio and to be sold into the secondary market; retail banking; online banking and trade-finance activities.

Earnings before income taxes were $216.4 million for the second quarter of 2003, an increase of $45.8 million over the second quarter of 2002. This increase is primarily the result of noninterest income, which increased 60.6% or $63.7 million over the same period last year. The provision for losses on loans also decreased to $16.9 million in the second quarter of 2003, compared to $34.2 million in the second quarter of 2002, due to a decrease in the level of nonperforming loans. Offsetting these improvements were diminished net interest income and increased noninterest expense.

Noninterest income increased due primarily to increases in available for sale securities gains of $43.6 million; gains on sale into the secondary market of mortgage loans originated by bank branches of $27.7 million, including $22.7 million on sales of mortgage loans totaling $444.5 million from the loan portfolio; and service charges and bankcard transaction fees of $1.4 million. The increased security gains resulted from the Company's decision to sell available for sale securities with gains to offset the impact of impairment of mortgage servicing rights in the Mortgage Banking segment. The increased gains on sale of mortgage loans resulted from the historically low interest rate environment, while higher service charges and bankcard transaction fees resulted from UPExcel pricing initiatives and higher volume. Offsetting these increases was a decrease in merchant services income of $9.1 million, principally due to the expiration of obligations related to the sale of this business causing the recognition of $8.9 million of income during the second quarter of last year. Revenues associated with other real estate, principally gain on sale, were $.9 million for the second quarter of 2003, a decrease of $1.2 million compared to the same period last year. The decreases are attributable to a large gain on sale of other real estate recognized in 2002.

Continued pressure on the net interest margin from historically low interest rates caused net interest income to decrease $30.0 million for the second quarter of 2003 compared to the second quarter of 2002.

The increase in noninterest expense is attributable to increases in consulting fees surrounding credit improvement initiatives, insurance expense and several smaller categories, and was slightly offset by savings from fewer branch locations during the second quarter of 2003.

For the six months ended June 30, 2003, earnings before income taxes were $409.4 million, compared to $335.4 million for the six months ended June 30, 2002. This increase is primarily the result of noninterest income, which increased 53.0%, or $109.5 million, over the same period last year. The provision for losses on loans decreased to $48.3 million in 2003, compared to $70.7 million in 2002, due to a decrease in the level of nonperforming loans. Offsetting these improvements were diminished net interest income and increased noninterest expense.

Noninterest income increased due primarily to increases in available for sale securities gains of $53.3 million; gains on sale into the secondary market of mortgage loans originated by bank branches of $41.4 million, including $22.7 million on sales of mortgage loans totaling $444.5 million from the loan portfolio; and service charges and bankcard transaction fees of $8.5 million. Additionally, smaller increases were realized in a number of categories, including letter of credit fees and earnings of an equity-method investee. Offsetting these increases was a decrease in merchant services income of $8.5 million, principally due to the aforementioned expiration of obligations related to the sale of this business, and slightly offset by increased revenues from a marketing and sales agreement with a third party. For the first half of 2003, revenue associated with other real estate, principally gain on sale, decreased by $3.0 million compared to the same period last year. The decrease is attributable to a large gain on sale of other real estate recognized in 2002.

Continued pressure on the net interest margin from historically low interest rates caused net interest income to decrease $50.7 million for the first half of 2003 compared to the first half of 2002.

The increase in noninterest expense is attributable to increases in consulting fees surrounding credit improvement initiatives, insurance expense, miscellaneous charge-offs related to overdrawn deposit accounts, fees to terminate a contract with the Company's former provider of its Internet banking tool, advertising expense and several smaller categories, and was slightly offset by savings in stationery and supplies, taxes other than income and from fewer branch locations during the first half of 2003.

Mortgage Banking. Mortgage Banking includes the origination, sale and servicing of both fixed- and adjustable-rate single-family first mortgage loans. While certain mortgage loans are retained in the loan portfolio, mortgage loans originated in the Mortgage Banking segment are principally sold into the secondary market, with servicing rights typically retained by Union Planters.

During the second quarter of 2003, the Mortgage Banking segment generated a pre-tax loss of $8.1 million, compared to a pre-tax profit of $16.1 million for the second quarter of 2002. The decrease is primarily related to lower noninterest income, which was partially offset by increased net interest income.

Noninterest income decreased $20.9 million primarily due to $48.7 million in impairment of mortgage servicing rights during the second quarter of 2003, compared to $2.0 million in impairment recorded for the second quarter of 2002. Amortization expense related to mortgage servicing rights also increased to $18.3 million in the second quarter of 2003, compared to $10.3 million in the second quarter of 2002. Increasing noninterest income were gains on sales of mortgage loans, which totaled $28.2 million in the second quarter of 2003, compared to $6.8 million in the second quarter of 2002, and origination, servicing and miscellaneous fees, which totaled $39.3 million in the second quarter of 2003, compared to $26.7 million in the second quarter of 2002.

Net interest income increased due to the increased volume of loans held for resale.

Noninterest expense increased $17.7 million for the second quarter of 2003 compared to the second quarter of 2002, primarily due to credit related costs associated with record mortgage loan origination during the quarter and expense associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected from borrowers when the loans are paid off.

For the six months ended June 30, 2003, the Mortgage Banking segment generated a pre-tax loss of $36.1 million, compared to a pre-tax profit of $39.1 million for the six months ended June 30, 2002. The decrease is primarily related to lower noninterest income and higher noninterest expense and was partially offset by increased net interest income.

Noninterest income decreased $74.3 million primarily due to $120.2 million in impairment of mortgage servicing rights during 2003, compared to a recovery of impairment of $3.3 million in 2002. Amortization expense related to mortgage servicing rights also increased to $28.6 million in 2003, compared to $19.9 million in 2002. Increasing noninterest income were gains on sales of mortgage loans, which totaled $54.5 million in 2003, compared to $15.6 million in 2002, and origination, servicing and miscellaneous fees, which totaled $72.8 million in 2003, compared to $53.1 million in 2002.

Net interest income increased due to the increased volume of loans held for resale.

Noninterest expense increased $22.7 million in 2003 compared to 2002, primarily due to credit related costs associated with record mortgage loan origination during the quarter and expense associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected from borrowers when the loans are paid off.

.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	FTE Yield/ Rate	Average Balance	Interest Income/ Expense	FTE Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-bearing deposits at financial institutions	$ 141,852	$ 482	1.36%	$ 91,947	$ 397	1.73%
Federal funds sold and securities purchased under agreements to resell	75,070	235	1.26	77,553	351	1.82
Trading account assets	269,875	2,470	3.67	243,785	2,343	3.85
Loans held for resale	2,309,271	30,122	5.23	1,063,694	17,040	6.43
Available for sale securities (1), (2)
Taxable securities	5,298,855	53,236	4.03	4,014,309	61,360	6.13
Tax-exempt securities	662,958	12,641	7.65	788,324	15,513	7.89
Total available for sale securities	5,961,813	65,877	4.43	4,802,633	76,873	6.42

Commercial, financial and agricultural loans	5,199,073	60,556	4.67	5,198,935	68,470	5.28
Foreign loans	213,098	1,383	2.60	324,023	3,007	3.72
Accounts receivable - factoring	674,143	13,002	7.74	685,991	13,628	7.97
Real estate - construction loans	2,353,743	31,408	5.35	2,235,609	34,308	6.16
Real estate - mortgage loans
Secured by 1-4 family residential	4,150,148	74,919	7.24	5,065,988	99,967	7.91
Non-farm, non-residential properties	5,060,587	76,729	6.08	4,889,592	83,078	6.81
Multifamily (5 or more) residential	816,821	12,244	6.01	832,666	14,245	6.86
Secured by farmland	487,407	7,474	6.15	474,957	8,147	6.88
Home equity	1,746,967	20,146	4.63	1,122,395	14,993	5.36
Consumer loans	1,865,629	36,425	7.83	2,185,485	45,988	8.44
Direct lease financing	63,380	993	6.29	95,511	1,550	6.51
Loans, net of unearned income (1), (3), (4)	22,630,996	335,279	5.94	23,111,152	387,381	6.72
Total earning assets (1), (2), (3), (4)	31,388,877	434,465	5.55	29,390,764	484,385	6.61
Cash and due from banks	727,056			708,327
Premises and equipment, net	529,654			552,848
Allowance for losses on loans	(343,115)			(343,656)
Goodwill and other intangibles, net	866,133			917,723
Other assets	1,114,315			996,132
Total assets	$ 34,282,920			$ 32,222,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market accounts	$ 6,874,641	22,966	1.34	$ 5,796,259	23,215	1.61
Interest-bearing checking	3,437,818	4,395	0.51	3,392,033	8,800	1.04
Savings deposits	1,443,070	1,326	0.37	1,398,395	3,668	1.05
Time deposits of $100,000 and over	1,642,979	12,250	2.99	1,673,541	15,024	3.60
Other time deposits	6,143,751	43,135	2.82	6,924,934	61,787	3.58
Total interest-bearing deposits	19,542,259	84,072	1.73	19,185,162	112,494	2.35
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,314,378	5,872	1.02	2,033,491	7,465	1.47
Other	785,466	2,394	1.22	35,302	167	1.90
Total short-term debt	3,099,844	8,266	1.07	2,068,793	7,632	1.48
Long-term debt
Federal Home Loan Bank advances	822,142	6,433	3.14	1,323,910	13,415	4.06
Subordinated capital notes	982,114	14,445	5.90	974,041	17,556	7.23
Medium-term senior notes	606,547	5,427	3.59	158,242	2,143	5.43
Trust Preferred Securities	213,454	1,999	3.76	199,129	4,128	8.31
Other	5,971	328	22.03	99,205	1,133	4.58
Total long-term debt	2,630,228	28,632	4.37	2,754,527	38,375	5.59

Total interest-bearing liabilities	25,272,331	120,970	1.92	24,008,482	158,501	2.65
Noninterest-bearing demand deposits	5,034,142	-		4,336,433	-
Total sources of funds	30,306,473	120,970		28,344,915	158,501
Other liabilities	720,428			683,033
Shareholders' equity
Preferred stock	10,060			13,278
Common equity	3,245,959			3,180,912
Total shareholders' equity	3,256,019			3,194,190
Total liabilities and shareholders' equity	$ 34,282,920			$ 32,222,138
Net interest income (1)		$ 313,495			$ 325,884
Net interest rate spread (1)			3.63%			3.96%
Net interest margin (1)			4.01%			4.45%

Taxable-equivalent adjustments
Loans		$ 1,113			$ 1,229
Available for sale securities		4,302			5,392
Total		$ 5,415			$ 6,621
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.	(3) Includes loan fees in both interest income and the calculation of the yield on income.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.	(4) Includes loans on nonaccrual status.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	FTE Yield/ Rate	Average Balance	Interest Income/ Expense	FTE Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-bearing deposits at financial institutions	$ 164,258	$ 934	1.15%	$ 76,155	$ 973	2.58%
Federal funds sold and securities purchased under agreements to resell	62,525	390	1.26	120,408	1,049	1.76
Trading account assets	260,109	4,758	3.69	236,485	4,621	3.94
Loans held for resale	2,170,513	58,131	5.40	1,239,520	39,566	6.44
Available for sale securities (1), (2)
Taxable securities	4,849,059	104,993	4.37	3,776,583	116,401	6.22
Tax-exempt securities	676,418	25,747	7.68	900,383	35,579	7.97
Total available for sale securities	5,525,477	130,740	4.77	4,676,966	151,980	6.55

Commercial, financial and agricultural loans	5,189,943	121,549	4.72	5,128,998	139,244	5.47
Foreign loans	211,248	2,746	2.62	332,509	6,483	3.93
Accounts receivable - factoring	676,964	25,877	7.71	655,499	25,957	7.99
Real estate - construction loans	2,312,080	61,489	5.36	2,217,650	68,808	6.26
Real estate - mortgage loans
Secured by 1-4 family residential	4,267,485	156,180	7.38	5,150,586	204,550	8.01
Non-farm, non-residential properties	5,060,367	154,476	6.16	4,866,785	168,364	6.98
Multifamily (5 or more) residential	825,594	25,124	6.14	836,901	27,650	6.66
Secured by farmland	487,095	15,224	6.30	470,418	16,098	6.90
Home equity	1,674,097	38,597	4.65	1,051,906	28,184	5.40
Consumer loans	1,910,223	75,260	7.95	2,228,877	93,787	8.49
Direct lease financing	66,540	2,107	6.39	98,884	3,200	6.52
Loans, net of unearned income (1), (3), (4)	22,681,636	678,629	6.03	23,039,013	782,325	6.85
Total earning assets (1), (2), (3), (4)	30,864,518	873,582	5.71	29,388,547	980,514	6.73
Cash and due from banks	696,099			793,382
Premises and equipment, net	534,519			554,558
Allowance for losses on loans	(336,487)			(342,593)
Goodwill and other intangibles, net	868,074			920,729
Other assets	1,133,639			1,009,225
Total assets	$ 33,760,362			$ 32,323,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market accounts	$ 6,301,661	38,641	1.24	$ 5,793,496	49,549	1.72
Interest-bearing checking	3,449,889	9,124	0.53	3,365,422	17,911	1.07
Savings deposits	1,426,092	3,081	0.44	1,373,507	7,554	1.11
Time deposits of $100,000 and over	1,643,000	25,018	3.07	1,700,403	28,952	3.43
Other time deposits	6,243,912	88,620	2.86	6,958,743	130,177	3.77
Total interest-bearing deposits	19,064,554	164,484	1.74	19,191,571	234,143	2.46
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,430,215	12,730	1.06	2,047,800	14,996	1.48
Other	784,806	4,808	1.24	61,504	539	1.77
Total short-term debt	3,215,021	17,538	1.10	2,109,304	15,535	1.49
Long-term debt
Federal Home Loan Bank advances	890,619	13,297	3.01	1,392,106	28,837	4.18
Subordinated capital notes	978,592	31,021	6.39	974,039	35,112	7.27
Medium-term senior notes	603,278	12,271	4.10	79,558	2,143	5.43
Trust Preferred Securities	211,594	3,818	3.64	199,124	8,255	8.36
Other	17,696	838	9.55	100,203	2,305	4.64
Total long-term debt	2,701,779	61,245	4.57	2,745,030	76,652	5.63

Total interest-bearing liabilities	24,981,354	243,267	1.96	24,045,905	326,330	2.74
Noninterest-bearing demand deposits	4,854,504	-		4,376,654	-
Total sources of funds	29,835,858	243,267		28,422,559	326,330
Other liabilities	706,214			694,585
Shareholders' equity
Preferred stock	10,108			13,812
Common equity	3,208,182			3,192,892
Total shareholders' equity	3,218,290			3,206,704
Total liabilities and shareholders' equity	$ 33,760,362			$ 32,323,848
Net interest income (1)		$ 630,315			$ 654,184
Net interest rate spread (1)			3.75%			3.99%
Net interest margin (1)			4.12%			4.49%

Taxable-equivalent adjustments
Loans		$ 2,154			$ 2,513
Available for sale securities		8,775			12,313
Total		$ 10,929			$ 14,826
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.	(3) Includes loan fees in both interest income and the calculation of the yield on income.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.	(4) Includes loans on nonaccrual status.

FINANCIAL CONDITION

Union Planters' total assets were $35.0 billion at June 30, 2003, compared to $34.1 billion at December 31, 2002 and $32.4 billion at June 30, 2002. Average assets were $34.3 billion for the second quarter of 2003, compared to $32.2 billion for the second quarter of 2002.

Earning assets at June 30, 2003 were $32.0 billion, compared to $31.1 billion at December 31, 2002 and $29.6 billion at June 30, 2002. Average earning assets were $31.4 billion for the second quarter of 2003, compared to $29.4 billion for the same period last year and $30.3 billion for the fourth quarter of 2002.

Loans held for resale were $2.6 billion at June 30, 2003, compared to $2.4 billion at December 31, 2002 and $1.1 billion at June 30, 2002.

Available for Sale Securities

Union Planters' available for securities portfolio of $6.6 billion at June 30, 2003 is carried on the balance sheet at fair value. This compares to available for sale securities of $5.5 billion and $4.9 billion at December 31, 2002 and June 30, 2002, respectively. Average available for sale securities were $6.0 billion for the second quarter of 2003, compared with $4.6 billion and $4.8 billion for the fourth and second quarters of 2002, respectively. The purchase and sale transactions in the portfolio were designed to adjust the Company's interest rate risk profile. Additionally, from time-to-time, the Company may sell available for sale securities with gains to offset the impact of mortgage servicing rights impairment. Gains of $65.3 million during the first half of 2003 were recognized on sales of $3.1 billion of available for sale securities.

At June 30, 2003, Union Planters' available for sale securities had net unrealized gains of $96.4 million (before income taxes), which compares to net unrealized gains of $106.2 million at December 31, 2002. Refer to Note 2 to the unaudited consolidated financial statements for the composition of the available for sale portfolio at June 30, 2003 and December 31, 2002.

U.S. Treasury and U.S. Government agency obligations represented approximately 72% of the available for sale securities portfolio at June 30, 2003, 54% of which were government collateralized mortgage obligations (CMOs) and mortgage-backed securities issues. Union Planters has some credit risk in the available for sale securities portfolio; however, management does not consider that risk to be significant and does not believe cash flows will be significantly impacted. At June 30, 2003, the limited credit risk in the available for sale portfolio consisted of 10% Private Label CMOs, 88% of which are rated A or greater, 11% municipal obligations, 90% of which were rated A or better, and 7% other stocks and securities, primarily Federal Reserve Bank and FHLB stock. Refer to the Net Interest Income and Market Risk and Asset/Liability Management discussions for information regarding the market risk in the available for sale securities portfolio.

Loans

Loans, net of unearned income, at June 30, 2003 were $22.3 billion, compared to $22.8 billion and $23.3 billion at December 31, 2002 and June 30, 2002, respectively. Decreases due to refinancing of residential mortgage loans, the sale of $444.5 million in mortgage loans and planned run-off of indirect consumer loans and brokered home equity loans were partly offset by increases in home equity lines of credit and real estate construction loans.

Allowance for Losses on Loans

The allowance for losses on loans (the Allowance) at June 30, 2003 was $344.8 million, compared to $350.9 million at December 31, 2002 and $353.6 million at June 30, 2002. The decrease in the Allowance from December 31, 2002 related to net charge-offs exceeding provision for losses on loans. Annualized net charge-offs as a percentage of average loans were .92% for the second quarter of 2003, an increase from .74% in the second quarter of 2002. Union Planters' loan portfolio has no significant concentration in terms of industry, geography, product type or size of individual borrowing relationship. As detailed in the following tables, the Allowance as a percentage of nonperforming loans improved to 146% at June 30, 2003, up from 133% at December 31, 2002, due primarily to a $29.1 million decrease in nonperforming loans. Over the remainder of 2003, management expects that the level of nonperforming loans will continue to gradually improve assuming the economy begins to recover. This does not necessarily mean that nonperforming loans are expected to decrease from each quarter to the next. Management does not believe there will be any significant change in the level of net charge-offs over the next several quarters. While the timing of the actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the Allowance. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statement Regarding Forward-Looking Information.

Union Planters maintains the Allowance at a level deemed sufficient to absorb probable losses in the loan portfolio at the balance sheet date. The Allowance is reviewed quarterly to assess the risk in the portfolio. This methodology includes assigning loss factors to loans with similar characteristics for which inherent probable loss can be assessed. The loss factors are based on historical experience as adjusted for current business and economic conditions and are applied to the respective portfolios to assist in determining the overall adequacy of the Allowance.

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

The following table provides a reconciliation of the Allowance at the dates indicated and certain key ratios for the six-month periods ended June 30, 2003 and 2002 and for the year ended December 31, 2002:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Beginning balance	$ 350,931	$ 341,930	$ 341,930

Loans charged off
Commercial, financial and agricultural	(34,745)	(37,753)	(92,584)
Foreign	(2,179)	-	(7,695)
Accounts receivable - factoring	(27,380)	(5,156)	(16,182)
Real estate - construction	(5,220)	(2,175)	(3,785)
Real estate - mortgage
Secured by 1-4 family residential	(18,220)	(21,257)	(38,970)
Non-farm, nonresidential properties	(5,869)	(3,746)	(13,994)
Multifamily (5 or more) residential	(2,058)	(1,866)	(3,459)
Secured by farmland	(608)	(156)	(1,033)
Home equity	(2,616)	(1,735)	(3,009)
Consumer	(21,832)	(22,303)	(44,583)
Direct lease financing	(476)	(67)	(102)
Total charge-offs	(121,203)	(96,214)	(225,396)

Recoveries on loans previously charged off
Commercial, financial and agricultural	4,098	3,918	9,954
Foreign	2,408	122	249
Accounts receivable - factoring	1,112	587	1,345
Real estate - construction	394	299	575
Real estate - mortgage
Secured by 1-4 family residential	540	2,104	3,625
Non-farm, nonresidential properties	2,927	350	1,352
Multifamily (5 or more) residential	60	71	147
Secured by farmland	95	56	141
Home equity	232	194	423
Consumer	8,507	10,241	18,645
Direct lease financing	6	7	40
Total recoveries	20,379	17,949	36,496

Net charge-offs	(100,824)	(78,265)	(188,900)
Provision charged to expense	94,649	89,901	197,901
Balance at end of period	$ 344,756	$ 353,566	$ 350,931

Total loans, net of unearned income, at end of period	$ 22,325,582	$ 23,289,521	$ 22,774,732

Average total loans, net of unearned income, during period	$ 22,681,636	$ 23,039,013	$ 23,114,646

Credit Quality Ratios
Allowance for losses on loans/loans, net of unearned income	1.54%	1.52%	1.54%
Net charge-offs/average loans, net of unearned income (1)	.90	.68	.82
Provision for losses on loans/average loans, net of unearned income (1)	.84	.79	.86

____________________

(1) Amounts annualized for the six-month periods ended June 30, 2003 and 2002.

The increase in charge-offs of accounts receivable - factoring over prior last year is primarily related to:

  Receivables Union Planters purchased from multiple factoring clients that are due from one customer that the factoring clients have in common, a multi-national retailer of consumer goods that has recently emerged from bankruptcy proceedings. Union Planters established a specific reserve for this customer during 2002.
  Receivables from a diamond merchant.

Nonperforming Assets

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties

	June 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Nonaccrual loans	$ 235,065	$ 271,164	$ 264,099
Restructured loans	446	562	511
Total nonperforming loans	235,511	271,726	264,610

Foreclosed properties
Other real estate owned, net	69,466	72,287	78,339
Other foreclosed property	1,479	794	797
Total foreclosed properties	70,945	73,081	79,136

Total nonperforming assets	$ 306,456	$ 344,807	$ 343,746

Loans past due 90 days or more and still accruing interest	$ 265,606	$ 236,733	$ 258,183
Less: FHA/VA government-insured/guaranteed loans past due 90 days or more and still accruing interest	(60,040)	(35,086)	(62,836)
Loans past due 90 days or more and still accruing interest, net of FHA/VA government-insured/guaranteed loans	$ 205,566	$ 201,647	$ 195,347

Ratios
Nonperforming loans/loans, net of unearned income	1.05%	1.17%	1.16%
Nonperforming assets/loans, net of unearned income plus foreclosed properties	1.37	1.48	1.50
Allowance for losses on loans/nonperforming loans	146	130	133
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	1.19	1.02	1.13
Excluding FHA/VA government-insured/guaranteed loans:(1)
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	.93	.87	.87

(1) Ratio calculation excludes FHA/VA government-insured/guaranteed loans, which represent minimal credit risk to Union Planters.

The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest is as follows:

	Nonaccrual Loans			Loans Past Due 90 Days or More
	June 30,		December 31,	June 30,		December 31,
	2003	2002	2002	2003	2002	2002
	(Dollars in thousands)
Loan Type
Commercial, financial and agricultural	$ 123,989	$ 117,941	$ 105,707	$ 25,688	$ 22,680	$ 24,357
Foreign	167	30	2,933	712	-	-
Real estate - construction	25,153	22,976	36,960	4,436	11,201	2,395
Real estate - mortgage
Secured by 1-4 family residential, excluding FHA/VA government-insured/guaranteed	21,408	40,758	37,594	144,240	142,181	147,062
FHA/VA government-insured/guaranteed	529	1,668	1,490	60,040	35,086	62,836
Non-farm, nonresidential properties	46,193	64,268	61,249	7,607	9,968	8,215
Multifamily (5 or more) residential	9,514	14,688	9,962	7,566	8,288	4,254
Secured by farmland	5,465	4,483	4,025	3,435	1,220	1,565
Home equity	1,962	2,864	2,940	5,508	1,594	3,333
Consumer	685	1,450	1,239	5,319	4,272	4,025
Direct lease financing	-	38	-	1,055	243	141
Total	$ 235,065	$ 271,164	$ 264,099	$ 265,606	$ 236,733	$ 258,183

Nonperforming assets and past due loans. Nonperforming assets decreased $37.3 million compared to the fourth quarter of 2002. Decreases in nonaccrual loans and foreclosed properties drove nonperforming assets to its lowest level since December 2001. Management anticipates further reductions in nonperforming assets this year, subject to favorable economic and business conditions. These are forward-looking statements, and actual results could differ because of several factors, including those mentioned in the Cautionary Statement Regarding Forward-Looking Information at the beginning of this discussion.

Loans past due 90 days or more and still accruing interest increased $7.4 million, to 1.19% of loans, at June 30, 2003 compared to 1.13% at December 31, 2002 and 1.02% at June 30, 2002, respectively. The preceding table details the composition of these loans.

Potential Problem Assets

Potential problem assets consist of assets that are generally secured and are not currently considered nonperforming. They include those assets where information about possible credit problems has raised serious doubts as to the ability of the borrowers to comply with present repayment terms. Historically, such assets have been loans, which have ultimately become nonperforming. At June 30, 2003, Union Planters had potential problem assets (all loans) aggregating $29.9 million, comprised of six loans, the largest of which was $17.5 million. This compares to potential problem assets (all loans) aggregating $42.8 million, comprised of eight loans at December 31, 2002. The June 30, 2003 data is based on information available as of that date. The receipt of information subsequent to this date could result in changes in the actual amounts and numbers of problem assets. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statement Regarding Forward-Looking Information.

Deposits

Union Planters' deposit base is its primary source of liquidity and consists of deposits from the communities served in Union Planters' twelve-state market area. The composition of average deposits was as follows:

	Average Deposits
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2003	2002	2003	2003	2002
	(Dollars in thousands)
Noninterest-bearing deposits	$ 5,034,142	$ 4,336,433	$ 4,672,871	$ 4,854,504	$ 4,376,654
Money market deposits	6,874,641	5,796,259	5,722,316	6,301,661	5,793,496
Interest-bearing checking	3,437,818	3,392,033	3,462,093	3,449,889	3,365,422
Savings deposits	1,443,070	1,398,395	1,408,927	1,426,092	1,373,507
Total transaction and saving accounts	16,789,671	14,923,120	15,266,207	16,032,146	14,909,079
Other time deposits	6,143,751	6,924,934	6,345,182	6,243,912	6,958,743
Time deposits of $100,000 and over	1,642,979	1,673,541	1,643,022	1,643,000	1,700,403
Total time deposits	7,786,730	8,598,475	7,988,204	7,886,912	8,659,146
Total average deposits	$ 24,576,401	$ 23,521,595	$ 23,254,411	$ 23,919,058	$ 23,568,225

Average deposits increased $1.32 billion for the second quarter of 2003, compared to the first quarter of 2003, and $1.05 billion, compared to the second quarter of 2002. This growth is primarily attributable to the initiation, during the second quarter of 2003, of sales and product promotions designed to increase transaction and money market savings account balances. The six months increases in average transaction and savings accounts were partly offset by the elimination of higher cost time deposits.

Borrowings

Total borrowings at June 30, 2003 were $5.3 billion, compared to $6.4 billion at December 31, 2002 and $5.3 billion at June 30, 2002. The decrease from December 31, 2002 is primarily related to the increase in funding available from deposits. The Consolidated Average Balance Sheet and Interest Rates and Note 6 to the unaudited consolidated financial statements provide additional information regarding Union Planters' borrowings.

Shareholders' Equity

Union Planters' total shareholders' equity increased $55.9 million from December 31, 2002 to $3.3 billion at June 30, 2003. The major items affecting shareholders' equity are as follows:

  $ 134.4 million increase due to retained net earnings (net earnings less dividends paid)
  $ 15.2 million increase due to common stock issued for employee benefit plans
  $ 87.1 million decrease due to the repurchase of common stock
  $ 6.6 million decrease due to the net change in the unrealized gain or loss on available for sale investment securities

During the second quarter of 2003, Union Planters repurchased and retired 3.0 million shares of common stock under prior authorizations by the Union Planters Board of Directors to repurchase up to 25.7 million shares. From July 1, 2003 through August 11, 2003, Union Planters purchased and retired 1.5 million shares of common stock under the aforementioned authorizations.

Capital Adequacy

The following table presents information concerning Union Planters Corporation's and Union Planters Bank, National Association's risk-based capital and capital adequacy ratios. The regulatory capital ratios qualify Union Planters Bank, National Association for the "well-capitalized" regulatory classification.

Union Planters Corporation

Risk-Based Capital

	June 30,		December 31,
	2003	2002	2002
	(Dollars in millions)
Tier 1 capital	$ 2,580	$ 2,436	$ 2,409
Total risk-based capital	3,753	3,614	3,560
Risk-weighted assets	26,315	24,977	25,624
Ratios
Leverage (1)	7.75%	7.80%	7.47%
Tier 1 risk-based capital	9.80	9.75	9.40
Total risk-based capital	14.26	14.47	13.89
Total shareholders' equity/total assets (at period-end)	9.38	10.03	9.45

    Based on period-end capital and quarterly adjusted average assets.

As more fully discussed in Note 8 to the unaudited consolidated financial statements, during the first quarter of 2003, preferred stock of Union Planters Preferred Funding Corporation was sold to non-affiliated third parties resulting in an increase in Tier 1 capital of approximately $87 million.

Union Planters Bank, National Association

Risk-Based Capital

	June 30,		December 31,
	2003	2002	2002
	(Dollars in millions)
Tier 1 capital	$ 2,458	$ 2,448	$ 2,310
Total capital	3,069	3,048	2,919
Risk-weighted assets	25,738	24,755	25,447
Ratios
Leverage (1)	7.34%	7.93%	7.25%
Tier 1 risk-based capital	9.56	9.89	9.08
Total risk-based capital	11.94	12.31	11.47

    Based on period-end capital and quarterly adjusted average assets.

Accounting changes

For information regarding accounting standards issued, which will be adopted in future periods, refer to Note 1 to the unaudited consolidated financial statements.

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

At July 1, 2003, the parent company could have received dividends from subsidiaries of $137.0 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries will be dependent on the future earnings and capital and liquidity considerations. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Union Planters' assets and liabilities are principally financial in nature, and the resulting earnings, primarily net interest income, are subject to change as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect pricing decisions on assets and liabilities, and the resulting net interest income represents approximately 59% of Union Planters' revenues for the three months ended June 30, 2003. Consequently, a substantial part of Union Planters' risk-management activities are devoted to managing interest rate risk. Currently, Union Planters does not have significant risks related to foreign exchange, commodities or equity risk.

Interest Rate Risk

The Company's primary market risk is interest rate risk, which is the risk that earnings and shareholder value will be reduced by adverse changes in the interest rate environment. Effectively managing interest rate risk is an integral factor in maximizing the long-term earnings capacity and value of the Company. Responsibility for managing interest rate risk within the limits established by the Company's Board of Directors rests with the Asset/Liability Management Committee (ALCO), which is comprised of the Chief Executive Officer, Chief Financial Officer, members of the executive management committee and senior financial executives. To accomplish that objective, the ALCO monitors appropriate policies, reviews and approves balance sheet management strategies, and ensures compliance with interest rate risk policy limits. Refer to the Available for Sale Securities and Loans discussions for additional information regarding the risks related to these items.

The ALCO employs simulation analysis as the primary tool for quantifying interest rate risk. Simulation analysis utilizes cash flow, maturity and repricing information from the Company's existing balance sheet and combines that with assumptions about future market environments with respect to rates, spread and volatilities, expected customer behavior and management pricing actions. Key assumptions that drive simulation results include the following:

  Prepayment speeds on mortgage-related assets and fixed-rate loans
  Cash flows and repricings of all financial instruments
  Changes in loan and deposit volumes and pricing
  Future shapes of the yield curve
  Relationship of market interest rates to each other (basis risk)
  Credit spreads
  Deposit rate sensitivity
  Management's financial plan

These assumptions are inherently uncertain, and, as a result, simulations cannot precisely predict net interest income nor the exact impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the characteristics assumed, as well as changes in market conditions and management strategies.

Simulations are prepared using a variety of potential interest rate environments to estimate the Company's earnings sensitivity to changing interest rates. These potential interest rate environments include interest rate shocks, gradual rate changes and changes in the shape of the yield curve. As previously mentioned, the Company's Board of Directors has established policies that limit the allowable earnings exposure to changing interest rates. The Board's policy is based on a standard set of interest rate scenarios including those listed below:

Interest rate	12 months
shock scenario	% change from stable
+200	-10.0%
+100	-7.5%
-100	-7.5%
-200	-10.0%

  Stable rates (base) - current market interest rates remain unchanged.
  Shocks of +100 and +200 basis points where market interest rates receive an immediate, parallel and sustained increase along the stable rate curve, and administered interest rates are adjusted based on management's assumptions.
  Shocks of -200 and -100 basis points where market interest rates receive an immediate, parallel and sustained decrease along the stable rate curve, and administered interest rates are adjusted based on management's assumptions.

As of June 30, 2003, simulation analysis indicated that the Company's earnings would tend to decrease under scenarios of dramatically lower rates as compared to scenarios of stable rates. The following table depicts how sensitive Union Planters' earnings are to immediate parallel shifts in rates.

June 30, 2003		March 31, 2003	December 31, 2002
	(Dollars in millions)
Immediate 200 basis point rise in rates+200 basis point rate shock	$ 14.4	$ 21.8	$ 32.4
Immediate 100 basis point rise in rates+100 basis point rate shock	6.3	12.8	18.3
Immediate 100 basis point decline in rates-100 basis point rate shock	(26.7)	(13.7)	(17.9)

Given the current level of short-term market interest rates, a 200 basis point decline in rates is not possible without allowing rates to drop below 0%. Therefore, management does not consider a -200 basis point rate shock scenario meaningful.

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

Union Planters' management has evaluated, with the participation of Union Planters' Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Union Planters' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There was no changes in Union Planters' internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Union Planters' internal controls over financial reporting.

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

While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that Union Planters' financial position, results of operations nor liquidity will be materially adversely affected by the ultimate resolution of pending or threatened legal proceedings. There were no material developments during the second quarter of 2003 in any of the pending or threatened actions that affected such opinion.

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

Union Planters Corporation Annual Meeting

The Company's Annual Meeting of Shareholders was held on April 17, 2003. Matters submitted to, and approved by, shareholders are listed below, as is a tabulation of voting. There were no broker nonvotes as all proposals were deemed to be discretionary.

(1) The following persons nominated as Directors were elected:
	For	Withhold Authority
Class I
James E. Harwood	160,171,156	8,514,359
Lou Ann Poynter	165,525,797	3,159,718
Michael S. Starnes	161,457,889	7,227,626
Richard A. Trippeer, Jr.	165,530,946	3,154,369

Directors continuing in office are as follows: Albert M. Austin, Samuel W. Bartholomew, Jr.; George W. Bryan; Parnell S. Lewis, Jr.; Jackson W. Moore; Jorge M. Perez; John R. Roberts; Robert R. Waller, M.D.; and Spence L. Wilson.

(2) The selection by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2003 was ratified by the following vote:

For	Against	Abstain
157,757,588	9,430,573	1,497,354

Item 5 - Other Information

On June 30, 2003, Union Planters reached a tentative agreement with another financial institution whereby Magna Insurance, Inc. (Magna), an indirect wholly-owned insurance subsidiary of Union Planters would be sold to the other financial institution. At June 30, 2003, Magna had total assets of $30.4 million and total stockholder's equity of $19.7 million. The transaction is subject to the approval of the Mississippi state insurance commissioner and is not expected to close any earlier than September 2003. Union Planters does not expect to recognize a significant gain or loss as a result of this transaction.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits:

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Additional exhibits furnished with this report:
32(a)	906 Certification of Chief Executive Officer
32(b)	906 Certification of Chief Financial Officer

Reports on Form 8-K:

	Date of Current Report	Subject
1.	April 17, 2003	Press release announcing first quarter 2003 earnings, furnished under Item 12, and supplemental financial information reported under Item 5.
2.	April 24, 2003	Slides and transcript from the annual shareholders meeting, furnished under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNION PLANTERS CORPORATION
(Registrant)

Date: August 13, 2003	By: /s/ Jackson W. Moore
Jackson W. Moore, Chairman,
President and Chief Executive Officer

Date: August 13, 2003	By: /s/ Bobby L. Doxey
Bobby L. Doxey,
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit number	Description
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer
32(a)	Section 906 Certification of Chief Executive Officer
32(b)	Section 906 Certification of Chief Financial Officer

EXHIBIT-31

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

 /s/ Jackson W. Moore

Jackson W. Moore,

Chairman, President and Chief Executive Officer

EXHIBIT-31

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

 /s/ Bobby L. Doxey

Bobby L. Doxey,

Senior Executive Vice President, Chief Financial Officer and

Chief Accounting Officer