Form 10-Q
period 2003-09-30
UNION PLANTERS CORP
filed 2003-11-12
CIK 100893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common stock $5 par value	188,560,441

UNION PLANTERS CORPORATION AND SUBSIDIARIES

Form 10-Q For the Three Months Ended September 30, 2003

INDEX

Page

PART I - FINANCIAL INFORMATION *

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

Note 10. Income Taxes *

Note 11. Other Comprehensive Income *

Note 12. Earnings Per Share *

Note 13. Derivative Financial Instruments *

Note 14. Lines of Business Reporting *

Note 15. Contingent Liabilities *

Note 16. Subsequent Events *

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (unaudited)

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Assets
Cash and due from banks	$ 889,739	$ 829,474	$ 1,008,078
Interest-bearing deposits at financial institutions	115,320	112,816	116,208
Federal funds sold and securities purchased under agreements to resell	71,119	41,139	122,069
Trading account assets	268,974	310,808	266,322
Loans held for resale	1,776,206	1,894,311	2,430,298
Available for sale securities	4,607,018	4,757,020	5,467,283
Loans:
Commercial, financial and agricultural	5,111,068	5,353,903	5,216,820
Foreign	250,125	268,209	217,570
Accounts receivable - factoring	682,477	758,269	666,731
Real estate - construction	2,315,190	2,295,836	2,261,893
Real estate - mortgage
Secured by 1-4 family residential	3,669,332	4,739,661	4,472,626
Non-farm, nonresidential properties	5,205,050	5,028,295	5,027,161
Multi-family (5 or more) residential	853,928	870,681	843,631
Secured by farmland	494,115	491,637	489,584
Home equity	1,948,066	1,383,561	1,538,088
Consumer	1,806,808	2,088,879	1,989,835
Direct lease financing	51,723	81,487	73,768
Total loans	22,387,882	23,360,418	22,797,707
Less: Unearned income	(23,971)	(24,652)	(22,975)
Allowance for losses on loans	(331,948)	(356,561)	(350,931)
Net loans	22,031,963	22,979,205	22,423,801
Premises and equipment, net	521,203	544,197	540,183
Accrued interest receivable	183,879	210,883	207,869
Mortgage servicing rights, net	329,963	235,411	264,295
Goodwill, net	743,185	714,970	743,212
Other intangibles, net	173,062	194,168	188,729
Other assets	456,946	428,070	366,016
Total assets	$ 32,168,577	$ 33,252,472	$ 34,144,363

Liabilities and shareholders' equity
Deposits
Noninterest-bearing	$ 5,242,030	$ 4,788,926	$ 5,035,464
Time deposits of $100,000 and over	1,576,018	1,721,169	1,674,952
Other interest-bearing	16,749,285	16,804,641	16,620,024
Total deposits	23,567,333	23,314,736	23,330,440
Short-term borrowings	2,410,241	3,051,515	3,639,763
Short- and medium-term senior notes	600,495	598,141	600,045
Federal Home Loan Bank advances	459,003	960,743	960,029
Other long-term debt	1,180,599	1,249,688	1,227,699
Accrued interest, expenses and taxes	196,610	247,482	260,275
Other liabilities	565,324	593,138	899,830
Total liabilities	28,979,605	30,015,443	30,918,081

Commitments and contingent liabilities (Note 15)	-	-	-

Shareholders' equity
Convertible preferred stock	9,748	12,959	10,194
Common stock, $5 par value; 300,000,000 shares authorized; 193,049,817 issued and outstanding (200,055,546 at September 30, 2002 and 198,434,384 at December 31, 2002)	965,249	1,000,278	992,172
Additional paid-in capital	547,782	538,007	537,417
Retained earnings	1,678,895	1,611,099	1,639,465
Unearned compensation	(26,315)	(19,353)	(20,118)
Accumulated other comprehensive income	13,613	94,039	67,152
Total shareholders' equity	3,188,972	3,237,029	3,226,282
Total liabilities and shareholders' equity	$ 32,168,577	$ 33,252,472	$ 34,144,363

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Interest income
Interest and fees on loans	$ 314,255	$ 382,936	$ 990,796	$ 1,162,827
Interest on investment securities
Taxable	43,889	58,353	148,882	174,755
Tax-exempt	7,802	9,666	24,774	32,932
Interest on deposits at financial institutions	478	680	1,412	1,653
Interest on federal funds sold and securities purchased under agreements to resell	208	214	598	1,263
Interest on trading account assets	1,752	2,522	6,510	7,143
Interest on loans held for resale	33,416	19,469	91,547	59,035
Total interest income	401,800	473,840	1,264,519	1,439,608

Interest expense
Interest on deposits	66,338	102,650	230,822	336,792
Interest on short-term borrowings	7,547	9,848	25,085	25,384
Interest on long-term debt	26,981	36,954	88,226	113,606
Total interest expense	100,866	149,452	344,133	475,782

Net interest income	300,934	324,388	920,386	963,826
Provision for losses on loans	39,000	48,000	133,649	137,901

Net interest income after provision for losses on loans	261,934	276,388	786,737	825,925

Noninterest income
Service charges on deposit accounts	60,584	61,126	175,711	170,005
Mortgage banking revenues	137,802	63,406	185,040	142,089
Factoring commissions and fees	10,196	11,571	30,285	31,142
Professional employment organization, net revenues	8,633	7,347	22,554	20,047
Bankcard transaction fees	9,338	10,313	29,642	28,414
Investment securities (losses) gains	(62,289)	(1,300)	3,022	10,736
Financial services revenues	20,140	23,280	57,843	64,526
Other income	23,278	21,810	66,686	71,863
Total noninterest income	207,682	197,553	570,783	538,822

Noninterest expense
Salaries and employee benefits	143,055	139,476	417,300	401,206
Net occupancy expense	24,796	25,923	75,930	77,463
Equipment expense	20,921	20,679	62,052	61,570
Other intangibles amortization	5,190	5,453	15,669	16,401
Other expense	89,401	85,760	264,286	239,822
Total noninterest expense	283,363	277,291	835,237	796,462

Earnings before income taxes	186,253	196,650	522,283	568,285
Income taxes	54,092	60,843	122,903	175,827
Net earnings	$ 132,161	$ 135,807	$ 399,380	$ 392,458

Net earnings applicable to common shares	$ 131,967	$ 135,547	$ 398,785	$ 391,704

Earnings per common share
Basic	$ .68	$ .68	$ 2.03	$ 1.92
Diluted	.67	.67	2.01	1.91

Dividends per common share	.33	.33	1.00	1.00

Average common shares outstanding
Basic	194,687	200,501	196,842	203,049
Diluted	197,407	202,918	199,093	205,928

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Income	Total
	(Amounts in thousands)
Balance, December 31, 2002	408	$ 10,194	198,434	$ 992,172	$ 537,417	$ 1,639,465	$ (20,118)	$ 67,152	$ 3,226,282
Comprehensive income
Net earnings	-	-	-	-	-	399,380	-	-	399,380
Other comprehensive income, net of taxes:
Net change in unrealized gain on available for sale securities	-	-	-	-	-	-	-	(54,804)	(54,804)
Net change in unrealized gain on cash flow hedges	-	-	-	-	-	-	-	1,265	1,265
Total comprehensive income									345,841
Dividends
Common dividends	-	-	-	-	-	(197,715)	-	-	(197,715)
Preferred dividends - Series E	-	-	-	-	-	(595)	-	-	(595)
Common stock issued under employee benefit plans, net of exchanges	-	-	1,582	7,910	29,476	-	(8,376)	-	29,010
Amortization of restricted stock grants	-	-	-	-	-	-	2,179	-	2,179
Conversion of preferred stock	(18)	(446)	34	167	279	-	-	-	-
Common stock repurchased and retired			(7,000)	(35,000)	(19,390)	(161,640)	-	-	(216,030)
Balance, September 30, 2003	390	$ 9,748	193,050	$ 965,249	$ 547,782	$ 1,678,895	$ (26,315)	$ 13,613	$ 3,188,972

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Operating activities
Net earnings	$ 399,380	$ 392,458
Reconciliation of net earnings to net cash provided by operating activities:
Provision for losses on loans	133,649	137,901
Depreciation and amortization of premises and equipment	50,254	49,701
Amortization of other intangibles	15,669	16,401
Amortization and impairment of mortgage servicing rights, net	103,856	13,171
Net amortization of available for sale securities	23,073	9,620
Net realized gains on sales of available for sale securities	(3,022)	(10,736)
Gain on sales of residential mortgage loans held for resale	(134,646)	(51,920)
Gain on sales of residential mortgage loans	(25,611)	-
Gain on sales of branches	(1,887)	(2,881)
Deferred income tax benefit	23,797	22,632
Decrease (increase) in trading account assets and loans held for resale	786,086	(7,111)
(Increase) decrease in other assets	(133,612)	55,316
Net increase in accrued interest, expenses, taxes and other liabilities	34,862	284
Other, net	2,179	-
Net cash provided by operating activities	1,274,027	624,836

Investing activities
Net decrease (increase) in short-term investments	888	(58,465)
Proceeds from sales of available for sale securities	4,485,869	370,292
Proceeds from maturities, calls and prepayments of available for sale securities	2,051,633	892,941
Purchases of available for sale securities	(6,290,552)	(1,027,577)
Net increase in loans	(357,505)	(366,532)
Proceeds from sales of residential mortgage loans	523,085	-
Purchases of premises and equipment	(36,194)	(45,006)
Proceeds from sales of premises and equipment	4,238	5,299
Net cash provided (used) by investing activities	381,462	(229,048)

Financing activities
Net increase in deposits	214,638	14,882
Net decrease in short-term borrowings	(1,229,522)	(27,824)
Proceeds from issuance of long-term debt	-	598,593
Repayment of long-term debt	(542,696)	(536,041)
Net cash paid for sales of deposits	(16,106)	(137,455)
Net cash received from deposits assumed	37,286	15,891
Proceeds from sale of subsidiary stock, net	86,893	-
Proceeds from issuance of common stock	38,939	19,621
Cash paid for fractional shares relating to stock split	-	(342)
Purchase and retirement of common stock	(216,030)	(235,576)
Cash dividends	(198,180)	(203,837)
Net cash used by financing activities	(1,824,778)	(492,088)

Net decrease in cash and cash equivalents	(169,289)	(96,300)
Cash and cash equivalents at the beginning of the period	1,130,147	966,913
Cash and cash equivalents at the end of the period	$ 960,858	$ 870,613

Supplemental disclosures
Cash paid for
Interest	$ 365,863	$ 502,004
Income taxes	121,696	150,454
Non-cash items
Unrealized gain on securities available for sale at period-end	19,943	148,465
Unrealized gain on cash flow hedges at period-end	2,071	-
Purchases of available for sale securities, pending settlement at period-end	-	148,455
Transfers to other real estate from loans	120,829	68,796
Change in long-term debt due to change in reporting entity	6,161	-

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

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, Acquisitions of Certain Financial Institutions, which amended the accounting for acquisitions of branches qualifying as a business. Such acquisitions are now accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. During the fourth quarter of 2002, Union Planters adopted SFAS No. 147 and, as required, reversed approximately $6.8 million of pre-tax amortization expense incurred during the first nine months of 2002. The financial position and results of operations for the three and nine months ended September 30, 2002 have been restated, as required, to reflect the adoption of SFAS No. 147.

In the second quarter of 2003, Union Planters began netting amortization and impairment expense associated with mortgage servicing rights against mortgage banking revenues in the consolidated statement of earnings. This classification is more consistent with prevailing practice in the banking industry. All prior periods have been adjusted to conform with this presentation.

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

Stock-Based Compensation. Union Planters has currently elected not to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair value-based method of accounting for stock options and similar equity awards. As permitted under SFAS No. 123, Union Planters continues to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost, except for stock grants. Had compensation cost for Union Planters' stock option plans been consistently expensed based on fair value at the grant date for awards under the methodology prescribed by SFAS No. 123, Union Planters' net earnings and earnings per share would have been reduced as shown in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions as of September 30, 2003 and 2002, respectively: expected dividend yield of 4.34% and 4.27%; expected volatility of 26.52% and 29.34%; risk-free interest rate of 2.33% and 1.70%; and an expected life of 2.4 and 2.3 years. Forfeitures are recognized as they occur. The table excludes the earnings impact of options acquired and accelerated through acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions, except per share data)

Weighted average fair value per share, at grant date	$ 4.02	$ 3.88	$ 3.95	$ 4.17

Net earnings - as reported	$ 132.2	$ 135.8	$ 399.4	$ 392.5
Less: Total stock-based employee compensation expense determined under fair value-based method, net of tax benefit	3.1	2.7	9.2	8.8
Net earnings - pro-forma	$ 129.1	$ 133.1	$ 390.2	$ 383.7
Earnings per share - as reported
Basic	$ .68	$ .68	$ 2.03	$ 1.92
Diluted	.67	.67	2.01	1.91
Earnings per share - pro-forma
Basic (1)	.66	.66	1.98	1.89
Diluted	.65	.66	1.96	1.86

(1) For the purpose of calculating basic earnings per share, net earnings is adjusted by the dividend on preferred stock, which was approximately $194,000 and $260,000 for the quarters ended September 30, 2003 and 2002, respectively, and approximately $595,000 and $754,000 for the first nine months of 2003 and 2002, respectively.

Recent Accounting Pronouncements

Derivative Financial Instruments. In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and became effective for contracts entered into or modified after June 30, 2003. Union Planters adopted this standard on July 1, 2003. The adoption did not have a material effect on the Company's financial condition, results of operations or cash flows.

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
    A fixed monetary amount known at inception, for example, a payable which may be settled with a variable number of the issuer's equity shares;
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

Consolidation of Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The Company adopted FIN No. 46 on July 1, 2003 and as a result, deconsolidated Union Planters Capital Trust A (the UPC Trust). The sole assets of the UPC Trust are 8.20% Junior Subordinated Deferrable Interest Debentures of Union Planters Corporation (the Junior Subordinated Debentures). The UPC Trust's liabilities are primarily represented by 8.20% Trust Preferred Securities, which have previously been included in other long-term debt in the Union Planters consolidated balance sheet. Under FIN No. 46, the Junior Subordinated Debentures, which are substantially equal in amount to the Trust Preferred Securities, cease to be eliminated in consolidation and are included in other long-term debt in the Union Planters consolidated balance sheet as of September 30, 2003.

The Trust Preferred Securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Junior Subordinated Debentures do not qualify as Tier 1 regulatory capital. The Federal Reserve Board has reached no final conclusion on the continued qualification of Trust Preferred Securities but has indicated that until further notice, Trust Preferred Securities will continue to count as Tier 1 regulatory capital. Should the Federal Reserve Board reach a conclusion that Trust Preferred Securities, no longer included on the consolidated balance sheet, would cease to qualify as Tier 1 regulatory capital, Union Planters' Tier 1 regulatory capital would be reduced by approximately $200 million.

Note 2. Available for Sale Securities

The following is a summary of Union Planters' available for sale securities:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
September 30, 2003
U.S. Government and federal agencies
U.S. Treasury	$ 71,016	$ 2,156	$ -	$ 73,172
U.S. Government agencies
Collateralized mortgage obligations	857,181	6,439	4,731	858,889
Mortgage-backed	1,230,465	8,328	16,501	1,222,292
Other	1,085,409	4,299	16,152	1,073,556
Total U.S. Government and federal agencies	3,244,071	21,222	37,384	3,227,909
Obligations of states and political subdivisions	495,473	25,395	43	520,825
Private label collateralized mortgage obligations	443,713	8,514	1,827	450,400
Other stocks and securities	403,818	4,403	337	407,884
Total available for sale securities	$ 4,587,075	$ 59,534	$ 39,591	$ 4,607,018

December 31, 2002
U.S. Government and federal agencies
U.S. Treasury	$ 65,732	$ 2,529	$ 7	$ 68,254
U.S. Government agencies
Collateralized mortgage obligations	927,983	14,763	9	942,737
Mortgage-backed	1,190,094	24,866	1,197	1,213,763
Other	1,009,661	13,312	17	1,022,956
Total U.S. Government and federal agencies	3,193,470	55,470	1,230	3,247,710
Obligations of states and political subdivisions	715,187	34,508	135	749,560
Private label collateralized mortgage obligations	1,016,480	17,356	2,649	1,031,187
Other stocks and securities	435,906	3,620	700	438,826
Total available for sale securities	$ 5,361,043	$ 110,954	$ 4,714	$ 5,467,283

Available for sale securities having a fair value of approximately $2.3 billion at September 30, 2003 and $2.4 billion at December 31, 2002 were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances.

Included in available for sale securities is $283.6 million and $273.6 million of FHLB and Federal Reserve Bank stock at September 30, 2003 and December 31, 2002, respectively, for which there is no readily determinable market value.

The following table presents the gross realized gains and losses on available for sale securities for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Realized gains	$ 13,472	$ 564	$ 79,348	$ 12,789
Realized losses	(75,761)	(1,864)	(76,327)	(2,053)

Note 3. Allowance for Losses on Loans and Nonperforming Loans

The changes in the allowance for losses on loans for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Beginning balance	$ 344,756	$ 353,566	$ 350,931	$ 341,930
Provision for losses on loans	39,000	48,000	133,649	137,901
Recoveries of loans previously charged off	12,374	10,911	32,752	28,860
Decrease due to loan sales	(966)	-	(966)	-
Loans charged off	(63,216)	(55,916)	(184,418)	(152,130)
Ending balance	$ 331,948	$ 356,561	$ 331,948	$ 356,561

Nonperforming loans are summarized as follows:

	September 30,	December 31,
	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$ 207,875	$ 264,099
Restructured loans	310	511
Total nonperforming loans	$ 208,185	$ 264,610

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

During the third quarter of 2003, Union Planters completed the sale of $53.0 million in residential mortgage loans from its loan portfolio in a single transaction, all of which were sold servicing released. A total gain of $2.5 million was recognized in association with this sale.

Union Planters acted as servicing agent on behalf of others for residential mortgage loans totaling approximately $23.4 billion at September 30, 2003, compared to $20.0 billion at December 31, 2002. The principal balances of loans serviced for others are not included in Union Planters' consolidated balance sheet. The following tables present reconciliations of the changes in mortgage servicing rights and the related valuation allowance:

	Nine Months Ended
	September 30,
	2003	2002
	(Dollars in thousands)
Mortgage servicing rights, net
Beginning balance	$ 264,295	$ 150,303
Additions	169,524	98,279
Amortization of servicing rights	(43,616)	(28,291)
(Provision for) recovery of impairment	(60,240)	15,120
Ending balance	$ 329,963	$ 235,411

	Nine Months Ended
	September 30,
	2003	2002
	(Dollars in thousands)
Valuation allowance
Beginning balance	$ 12,297	$ 15,120
Provision for (recovery of) impairment	60,240	(15,120)
Ending balance	$ 72,537	$ -

The estimated fair value of mortgage servicing rights at September 30, 2003 was $331.4 million. Significant assumptions utilized in estimating the fair value were as follows:

Estimated portfolio prepayment speeds	12.57% - 38.06% CPR
Market discount rates	9.00% - 12.00%

Both of the significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the mortgage servicing rights as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At September 30, 2003, the reduction in the current fair value of mortgage servicing rights resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $31.8 million and $79.1 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loans and the costs related to refinancing.

As a result of the implementation of a new modeling tool used in estimating the fair value of mortgage servicing rights, in July of 2002, the Company refined certain estimates, principally prepayment speed estimates, used in each market which project cash flows from serviced mortgage loans and the fair value of mortgage servicing rights. These changes in estimates resulted in the recovery of $11.9 million in previously recorded impairment in mortgage servicing rights and thus an increase in earnings after taxes of $8.3 million, or $.04 per diluted share for third quarter and the nine months ended September 30, 2003. As a result of these changes, the mortgage servicing rights for the two strata of mortgage loans having an impairment of $11.9 million at June 30, 2002 had an estimated fair value of $42.1 million more than their recorded value. Immediately prior to the change in estimates, the significant assumptions utilized in determining the fair value of mortgage servicing rights were as follows:

Estimated portfolio prepayment speeds	12.90% - 37.31% CPR
Market discount rates	9.06% - 12.22%

Upon the change in estimate, the significant assumptions were changed to the following:

Estimated portfolio prepayment speeds	7.03% - 23.71% CPR
Market discount rates	9.06% - 12.22%

Note 5. Intangible Assets

In accordance with SFAS No. 142, goodwill is no longer subject to amortization but is assessed at least annually for impairment. The carrying value of goodwill not subject to amortization was $743.2 million at September 30, 2003 and December 31, 2002 and $715.0 million at September 30, 2002. At each of these dates, $50.7 million of the goodwill was in the "other operating units" line of business, with the remainder in the "banking" line of business. During the third quarter of 2003, Union Planters finalized its annual evaluation of goodwill for impairment using a discounted cash flow method. The evaluation resulted in no impairment.

Union Planters' other intangible assets are core deposit intangibles acquired through bank acquisitions and other unidentified intangibles arising from branch purchases and are subject to amortization periods up to 15 years with no residual value. The gross amount of other intangible assets at September 30, 2003, December 31, 2002 and September 30, 2002 was $316.3 million, with accumulated amortization of $143.3 million, $127.6 million and $122.2 million, respectively. All other intangibles are in the "banking" line of business. The weighted average amortization period is 165.3 months. Amortization expense over the next five years on current other intangibles is expected to be:

(Dollars in thousands)
Total 2003	$ 20,808
2004	20,437
2005	20,442
2006	20,257
2007	18,340

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

Short-term borrowings are summarized as follows:

	September 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Balances at period-end
Short-term FHLB advances	$ -	$ 400,000	$ -
Federal funds purchased with maturities ranging up to 180 days	984,766	1,293,935	898,670
Securities sold under agreements to repurchase	1,286,479	1,329,848	1,394,899
Other short-term borrowings	138,996	27,732	1,346,194
Total short-term borrowings	$ 2,410,241	$ 3,051,515	$ 3,639,763

Federal funds purchased and securities sold under agreements to repurchase
Year-to-date daily average balance	$ 2,408,536	$ 2,069,679	$ 2,182,949
Weighted average interest rate	.99%	1.47%	1.40%
Short-term FHLB advances
Year-to-date daily average balance	$ 630,111	$ 90,842	$ 167,945
Weighted average interest rate	1.19%	1.80%	1.69%

Short- and Medium-Term Senior Notes

Union Planters has a $5.0 billion senior and subordinated bank note program. Under the program, Union Planters Bank, National Association (UPB), an indirect wholly-owned subsidiary of the Company, may issue senior bank notes with maturities ranging from 30 days to one year from their respective issue dates (Short-term Senior Notes), senior bank notes with maturities more than one year to 30 years from their respective dates of issue (Medium-term Senior Notes) and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). At September 30, 2003, there were no Subordinated Notes and no Short-term Senior Notes outstanding under this program.

During 2002, UPB issued $600.0 million in 5.125% fixed-rate Medium-term Senior Notes. The notes mature in June 2007. The amount of Medium-term Senior Notes outstanding at September 30, 2003 and December 31, 2002 was $600.5 million and $600.0 million, respectively. These amounts include valuation adjustments related to hedging activities of $2.0 million and $1.8 million at September 30, 2003 and December 31, 2002, respectively.

Federal Home Loan Bank Advances

Union Planters' banking subsidiaries had outstanding advances with original maturity dates of greater than one year from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the outstanding advances. At September 30, 2003, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

	September 30,		December 31,
	2003	2002	2002
(Dollars in thousands)
Balance at period-end	$ 459,003	$ 960,743	$ 960,029
Range of interest rates	1.75% - 6.55%	1.71% - 6.92%	1.35% - 6.55%
Range of maturities	2003 - 2021	2002 - 2021	2003 - 2021

Other Long-Term Debt

Union Planters' other long-term debt is summarized as follows. Refer to Note 9 to the consolidated financial statements in the Proxy and Annual Financial Disclosures for additional information regarding these borrowings. Refer to Note 1 for information regarding the accounting change for the Trust Preferred Securities. These Trust Preferred Securities are issued by the UPC Trust, a statutory business trust, and represent an undivided beneficial interest in its assets. Union Planters owns all the common securities of the UPC Trust representing an undivided beneficial interest in its assets and provides a full and unconditional guarantee on the Trust Preferred Securities issued by the UPC Trust. The distributions payable on the Trust Preferred Securities are at a fixed rate of 8.20% annually. The sole assets of the UPC Trust are $206.0 million, 8.20% Junior Subordinated Deferrable Interest Debentures of Union Planters Corporation, which had a carrying value of $205.0 million at September 30, 2003 and December 31, 2002, and which mature in December 2026. Union Planters Corporation has the right, at any time, subject to certain conditions, to defer payments of interest on the Junior Subordinated notes, in which case distributions on Trust Preferred Securities would likewise be deferred. Upon electing to defer such interest payments, Union Planters Corporation will be prohibited from paying dividends on its common and preferred stock and interest on certain outstanding borrowings. The subordinated notes and, therefore, the Trust Preferred Securities are redeemable by Union Planters Corporation at a call price, plus accrued and unpaid interest to the date of redemption, in whole or in part and from time-to-time on or after December 15, 2006, subject to certain conditions. In certain limited circumstances, primarily related to certain tax events, the Junior Subordinated Debt and, therefore, the Trust Preferred Securities are redeemable at par, plus accrued interest to date of redemption.

	September 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Obligation for Trust Preferred Securities, represented by 8.20% Junior Subordinated Debentures beginning July 1, 2003 and by 8.20% Trust Preferred Securities prior to that date	$ 205,338	$ 199,159	$ 199,151
6.25% Subordinated Notes due 2003	74,496	74,443	74,457
6.75% Subordinated Notes due 2005	99,877	99,817	99,832
7.75% Subordinated Notes due 2011	499,332	499,242	499,265
6.50% Putable/Callable Subordinated Notes due 2018	301,226	301,607	301,512
Variable-rate asset-backed certificates	-	66,667	41,667
Other long-term debt	659	668	663
Valuation adjustments related to hedging activities	(329)	8,085	11,152
Total other long-term debt	$ 1,180,599	$ 1,249,688	$ 1,227,699

During August 2003, Union Planters filed a shelf registration statement to register an aggregate amount of $1.5 billion in securities. Under this shelf registration, Union Planters and/or certain of its nonbank subsidiaries may offer for sale, from time-to-time, senior debt securities, subordinated debt securities, preferred stock, common stock and warrants. At September 30, 2003, no securities had been sold under this shelf registration.

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

During the three months ended September 30, 2003, Union Planters repurchased and retired 4.0 million shares of its common stock. As of September 30, 2003, Union Planters has repurchased and retired 16.0 million of the total 25.7 million shares that have been authorized for repurchase under repurchase plans previously approved by the Board of Directors.

Preferred Stock

Union Planters' outstanding preferred stock, all of which is convertible into shares of Union Planters common stock, is summarized as follows:

	September 30,		December 31,
	2003	2002	2002
(Dollars in thousands)
Preferred stock, without par value, 10,000,000 shares authorized

  Series E, 8% cumulative, convertible, preferred stock (stated at liquidation value of
    $25 per share) 389,910 shares issued and outstanding (518,362 at September 30,
    2002 and 407,770 at December 31, 2002)

	$ 9,748	$ 12,959	$ 10,194
Series F preferred stock 300,000 shares authorized, none issued	-	-	-
Total preferred stock	$ 9,748	$ 12,959	$ 10,194

Note 8. Preferred Stock of Subsidiary

In March 2003, Union Planters Preferred Funding Corporation (UPPFC), an indirect majority-owned, consolidated subsidiary of Union Planters, issued 1,000 shares of 7.75% non-cumulative, perpetual preferred stock, Series B (Series B Preferred Shares), with a liquidation value of $100,000 per share to another indirect wholly-owned subsidiary of Union Planters, U.P. REIT Holdings, Inc. (UP REIT Holdings). UPPFC is a real-estate investment trust (REIT) established for the purpose of acquiring, holding and managing real estate mortgage assets. All of the Series B Preferred Shares were subsequently sold privately to non-affiliates without registration. These securities qualify as Tier I capital and are included in the consolidated balance sheet in other liabilities. Dividends on the Series B Preferred Shares are payable quarterly and are included in the consolidated statement of earnings in other noninterest expense.

The Series B Preferred Shares are redeemable on or after July 15, 2023 and redeemable at the discretion of UPPFC in the event that the Series B Preferred Shares cannot be accounted for as Tier 1 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Series B Preferred Shares will not be fully tax deductible. The total amount of Series B Preferred Shares issued and outstanding on September 30, 2003, net of discount and issuance costs, was $89.1 million.

Concurrent with the issuance of the Series B Preferred Shares, UPPFC also issued 3,736 shares of non-cumulative, perpetual preferred stock, Series C (Series C Preferred Shares), with a liquidation value of $100,000 per share to UP REIT Holdings. The holder of each of the Series C Preferred Shares is entitled to dividends, payable quarterly, at an annual rate of three month LIBOR plus 3% on the liquidation value. Additionally, the Series C Preferred Shares rank equal to the Series B Preferred Shares. At September 30, 2003, UP REIT Holdings continued to own all of the Series C Preferred Shares. So long as the Series C Preferred Shares are owned by Union Planters or a consolidated subsidiary, the shares and dividends paid thereon are eliminated in the consolidated financial statements.

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

Note 9. Other Noninterest Income and Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Other noninterest income
Merchant services income	$ 466	$ 528	$ 2,386	$ 10,978
Profits and commissions from Small Business Administration trading activities	1,353	1,831	3,913	4,407
Letter of credit fees	2,603	2,761	7,777	6,950
Other real estate revenue	2,489	1,516	4,705	6,319
Net (loss) gain on sales of branches/deposits and other assets	(61)	553	1,887	2,881
Earnings of equity method investments	2,604	1,251	6,635	3,820
Other income	13,824	13,370	39,383	36,508
Total other noninterest income	$ 23,278	$ 21,810	$ 66,686	$ 71,863

Other noninterest expense
Communications	$ 7,593	$ 7,387	$ 21,562	$ 22,075
Other contracted services	8,906	8,688	30,700	25,749
Postage and carrier	6,475	6,451	19,173	19,665
Advertising and promotion	4,623	3,902	18,590	15,873
Stationery and supplies	3,964	4,471	12,206	14,836
Other personnel services	5,281	4,081	13,982	11,989
Legal fees and litigation	3,485	7,439	9,544	13,797
Travel	2,540	2,523	7,562	7,779
Miscellaneous charge-offs	4,746	5,777	14,516	11,028
Federal Reserve fees	1,326	1,653	4,261	5,102
Taxes other than income	1,410	1,494	3,396	5,476
Accounting, tax and audit fees	979	1,521	2,747	4,879
Consultant fees	1,734	1,884	5,167	4,006
Brokerage and clearing fees on trading activities	1,696	1,886	5,052	4,829
Other real estate expense	2,659	3,232	6,702	6,873
FDIC insurance	953	998	2,838	3,086
Dues, subscriptions and contributions	2,122	1,458	5,040	4,968
Bank examiner fees	1,001	935	2,974	2,910
Insurance	3,039	1,814	7,372	4,058
Credit related expenses	11,917	11,224	34,813	30,937
Dividends on preferred stock of consolidated subsidiaries	1,916	-	4,294	-
Other noninterest expense	11,036	6,942	31,795	19,907
Total other noninterest expense	$ 89,401	$ 85,760	$ 264,286	$ 239,822

Note 10. Income Taxes

Applicable income taxes for the three months ended September 30, 2003 were $54.1 million, resulting in an effective tax rate of 29.04% for the quarter, compared to $60.8 million and 30.94%, respectively, for the three months ended September 30, 2002. Applicable income taxes for the nine months ended September 30, 2003 were $122.9 million, resulting in an effective tax rate of 23.53%. Applicable income taxes for the same period in 2002 were $175.8 million, resulting in an effective tax rate of 30.94%. During the third quarter of 2003, the Company recorded current federal tax benefits of $4.0 million related to the reversal of a previously established tax liability, which was no longer needed. The change in the effective rate in 2003, as compared to 2002, is due primarily to the change in the mix of taxable and nontaxable revenues and federal and state tax benefits related to the issuance of preferred stock used to raise Tier I capital. The tax expense applicable to investment securities gains for the nine months ended September 30, 2003 and 2002 was $2.1 million and $4.0 million, respectively.

At September 30, 2003, the Company had a net deferred tax asset of $20.3 million, compared to $14.3 million at December 31, 2002. The net deferred tax asset includes a deferred tax liability related to the net unrealized gain on available for sale securities of $7.6 million and $39.1 million at September 30, 2003 and December 31, 2002, respectively. Based upon historical earnings and anticipated future earnings, management believes that normal operations will generate sufficient future taxable income to realize in full these deferred tax benefits. Therefore, no extraordinary strategies are deemed necessary by management to generate sufficient taxable income for purposes of realizing the net deferred tax asset.

Note 11. Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains/losses on available for sale securities and cash flow hedges for the nine months ended September 30, 2003:

	Before Tax	Tax	Net of Tax
	Amount	Expense	Amount
(Dollars in thousands)
Change in the unrealized gains/losses on available for sale securities arising during the period	$ (83,275)	$ 29,381	$ (53,894)
Less: Reclassification for gains/losses on available for sale securities included in net earnings	3,022	(2,112)	910
Net change in the unrealized gains/losses on available for sale securities	$ (86,297)	$ 31,493	$ (54,804)

Change in unrealized gains/losses on cash flow hedges	$ 3,223	$ (1,254)	$ 1,969
Less: Reclassification for gains/losses on cash flow hedges included in net earnings	1,152	(448)	704
Net change in the unrealized gains/losses on cash flow hedges	$ 2,071	$ (806)	$ 1,265

Note 12. Earnings Per Share

The calculation of earnings per share is summarized as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(Amounts in thousands, except per share data)
Basic:
Net earnings	$ 132,161	$ 135,807	$ 399,380	$ 392,458
Less: Preferred dividends	194	260	595	754
Net earnings applicable to common shares	$ 131,967	$ 135,547	$ 398,785	$ 391,704

Average common shares outstanding	194,687	200,501	196,842	203,049

Earnings per common share-basic	$ 0.68	$ 0.68	$ 2.03	$ 1.92

Diluted:
Net earnings	$ 132,161	$ 135,807	$ 399,380	$ 392,458

Average common shares outstanding	194,687	200,501	196,842	203,049
Stock option adjustment	1,982	1,438	1,501	1,882
Preferred stock adjustment	738	979	750	997
Adjusted average common shares outstanding	197,407	202,918	199,093	205,928

Earnings per common share-diluted	$ 0.67	$ 0.67	$ 2.01	$ 1.91

Excluded from the computation of diluted shares were options to purchase 1.2 million and 4.6 million shares that were outstanding at September 30, 2003 and 2002, respectively, because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Note 13. Derivative Financial Instruments

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

The fair value of derivative financial instruments held to mitigate interest rate risk associated with the origination and sale of mortgage loans was ($36.6) million at September 30, 2003, compared to ($48.8) million at December 31, 2002. The fair value of IRLCs was $8.9 million at September 30, 2003, compared to $18.7 million at December 31, 2002. The fair value adjustment to loans held for resale was $21.9 million at September 30, 2003, compared to $46.3 million at December 31, 2002.

Gains (losses) on IRLCs, related derivative contracts and ineffectiveness of fair value mortgage hedging instruments totaled a net amount of ($32.4) million for the third quarter of 2003, compared to $6.3 million for the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, these gains (losses) totaled $22.0 million and $2.6 million, respectively. The gains (losses) are included in mortgage banking revenues.

The Company commits to buy certain loans under best efforts commitments, which are agreements whereby a correspondent lender or broker has the option to sell a loan to the Company at a stated price. If the correspondent lender or broker does not exercise the option, no transaction takes place. Under the provisions of SFAS No. 133, the best efforts commitments are defined as derivative financial instruments and therefore, are marked-to-market. The impact on the consolidated financial statements of best efforts commitments was immaterial for all periods presented.

Union Planters also enters into various derivative instruments to offset changes in fair value of its mortgage servicing rights portfolio. These derivative instruments are marked-to-market and recorded as a component of mortgage banking revenues. Typical derivative instruments used by Union Planters may include interest rate swaps, swaptions, caps and floors. At September 30, 2003, the Company had $2.5 billion in notional values of derivative instruments related to the mortgage servicing rights portfolio with a fair value recorded in other assets of $47.8 million. For the three- and nine-month periods ended September 30, 2003 the gain recorded in association with these derivative instruments totaled $16.9 million.

To mitigate interest rate risk associated with certain deposits and debt, Union Planters has entered into interest rate swap agreements that qualify as fair value hedges. The swaps and the related debt are reported on the balance sheet at current fair value at the end of each period. The changes in fair value of both the hedged item and the swap along with the net interest income or expense on the swap are netted against the interest expense related to the hedged item on the statement of earnings. During 2003, Union Planters entered into interest rate swaps associated with fair value hedges with notional values totaling $1.0 billion.

At September 30, 2003, Union Planters had interest rate swap agreements related to deposits and debt designated as fair value hedges with notional values totaling $936.6 million that were in gain positions with fair values of $14.3 million which are included in other assets. At September 30, 2003, Union Planters also had interest rate swap agreements related to deposits and debt designated as fair value hedges with notional values totaling $501.6 million that were in loss positions with fair values of $7.9 million which are included in other liabilities. At September 30, 2002, Union Planters had interest rate swap agreements related to deposits and debt designated in fair value hedges with notional values totaling $185.0 million and fair values of $8.1 million, which are included in other assets. The ineffective portion of the hedges had an immaterial impact on interest expense during the three- and nine-month periods ended September 30, 2003 and September 30, 2002.

During the third quarter of 2003, Union Planters entered into interest rate swap agreements to hedge the variability of future cash flows associated with certain variable-rate loans. At September 30, 2003, the notional value of these swaps totaled $400.0 million with a fair value recorded in other assets of $2.1 million and an unrealized gain, net of taxes, of $1.3 million recorded in accumulated other comprehensive income for the effective portion of changes in the fair value of derivatives designated as cash flow hedges. The reclassification from accumulated other comprehensive income to interest income will occur as interest income is accrued on floating-to-fixed interest rate swaps. Based on current market conditions, it is expected that $5.5 million of gross unrealized gains in accumulated other comprehensive income at September 30, 2003 will be reclassified to interest income over the next 12 months. The change in fair value attributable to hedge ineffectiveness and recorded directly to earnings during the three- and nine-month periods ended September 30, 2003 was not material.

During the first quarter of 2003, Union Planters discontinued the hedging relationship between an interest rate swap agreement and the associated deposits. As a result, the fair value adjustment of the original pool of deposits at the date the hedge was discontinued, $4.3 million, is being amortized as a reduction to interest expense over 47 months, which was the average remaining life of the pool. Subsequently, this interest rate swap agreement was redesignated as a fair value hedge against a different pool of deposits. Amortization related to this discontinued hedge and a similar hedge terminated during 2002 had an immaterial impact on interest expense for all periods affected.

Note 14. Lines of Business Reporting

	Three Months Ended September 30, 2003
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 249,644	$ 45,540	$ 13,307	$ (7,557)	$ 300,934
Provision for losses on loans	(29,366)	(8,204)	(1,430)	-	(39,000)
Noninterest income (1)	120,903	43,981	42,557	241	207,682
Noninterest expense	(202,393)	(43,567)	(35,919)	(1,484)	(283,363)
Earnings (loss) before taxes (1)	$ 138,788	$ 37,750	$ 18,515	$ (8,800)	$ 186,253

Average assets	$ 26,989,085	$ 4,748,574	$ 1,309,984	$ 829,085	$ 33,876,728

	Three Months Ended September 30, 2002
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 301,725	$ 27,963	$ 14,154	$ (19,454)	$ 324,388
Provision for losses on loans	(40,126)	(4,874)	(3,000)	-	(48,000)
Noninterest income (1)	98,787	47,364	43,114	8,288	197,553
Noninterest expense	(207,179)	(30,613)	(37,174)	(2,325)	(277,291)
Earnings (loss) before taxes (1)	$ 153,207	$ 39,840	$ 17,094	$ (13,491)	$ 196,650

Average assets	$ 27,398,112	$ 3,111,872	$ 1,362,188	$ 644,136	$ 32,516,308

	Nine Months Ended September 30, 2003
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 786,999	$ 118,269	$ 39,324	$ (24,206)	$ 920,386
Provision for losses on loans	(77,695)	(21,674)	(34,280)	-	(133,649)
Noninterest income (1)	436,907	27,114	106,223	539	570,783
Noninterest expense	(598,069)	(122,078)	(107,319)	(7,771)	(835,237)
Earnings (loss) before taxes (1)	$ 548,142	$ 1,631	$ 3,948	$ (31,438)	$ 522,283

Average assets	$ 27,434,137	$ 4,209,808	$ 1,302,102	$ 853,527	$ 33,799,574

	Nine Months Ended September 30, 2002
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
Net interest income (expense)	$ 889,749	$ 79,754	$ 38,614	$ (44,291)	$ 963,826
Provision for losses on loans	(110,809)	(19,244)	(7,848)	-	(137,901)
Noninterest income (1)	305,280	104,836	120,121	8,585	538,822
Noninterest expense	(595,647)	(86,410)	(108,221)	(6,184)	(796,462)
Earnings (loss) before taxes (1)	$ 488,573	$ 78,936	$ 42,666	$ (41,890)	$ 568,285

Average assets	$ 27,756,174	$ 3,035,715	$ 1,247,354	$ 349,463	$ 32,388,706

  Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $136.0 million and $120.5 million for the three months ended September 30, 2003 and 2002, respectively, and $662.8 million and $361.7 million, respectively, for the nine months ended September 30, 2003 and 2002.

Note 15. Contingent Liabilities

Union Planters and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business and to various pending civil actions, all of which are being defended vigorously. Certain proceedings previously outstanding have been subsequently settled within previously estimated amounts. While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that Union Planters' financial position, results of operations nor liquidity will be materially adversely affected by the ultimate resolution of pending or threatened legal proceedings. Activity affecting the Company's litigation reserve (i.e., provision for losses and settlement of claims) was not material to the Company's operations for the three and nine months ended September 30, 2003 or 2002. Refer to Part II, Item 1 for a discussion of legal proceedings.

Note 16. Subsequent Events

On October 20, 2003, Union Planters repurchased and retired 5.0 million shares of its common stock through an accelerated share acquisition program. Through November 4, 2003, Union Planters has repurchased and retired 21.0 million of the total 25.7 million shares that have been authorized for repurchase under repurchase plans previously approved by the Board of Directors through September 30, 2003. On October 16, 2003 the Board of Directors authorized the repurchase of up to 20.0 million additional shares of common stock.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of significant changes in Union Planters' results of operations and financial condition. This discussion should be read in conjunction with the notes to the consolidated financial statements included in Appendix F of Union Planters Corporation's Definitive Proxy Statement for the Annual Shareholders' Meeting held April 17, 2003 (the Definitive Proxy Statement including the 2002 Annual Financial Disclosures are referred to as the Proxy and Annual Financial Disclosures), the interim unaudited consolidated financial statements and notes for the three and nine months ended September 30, 2003 included in Part I hereof and the supplemental financial data included in this discussion.

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

Selected Financial Data

The following table presents selected financial data for the three- and nine-month periods ended September 30, 2003 and 2002:

	Three Months Ended			Nine Months Ended
	September 30,		Percentage	September 30,		Percentage
	2003	2002	Change	2003	2002	Change
	(Dollars in thousands, except per share data)
Net earnings	$ 132,161	$ 135,807	(2.7)%	$ 399,380	$ 392,458	1.8%
Per share
Basic	.68	.68	-	2.03	1.92	5.7
Diluted	.67	.67	-	2.01	1.91	5.2
Return on average assets	1.55%	1.66%		1.58%	1.62%
Return on average common equity	16.62	16.80		16.72	16.39
Dividends per common share	$ .33	$ .33		$ 1.00	$ 1.00
Net interest margin (FTE)	3.92%	4.42%		4.05%	4.47%
Net interest spread (FTE)	3.57	3.96		3.68	3.98
Book value per common share at period-end				$ 16.47	$ 16.12
Leverage ratio				7.66%	7.74%
Tier 1 capital to risk weighted assets				9.96	9.51
Common share prices
High closing price	$ 33.11	$ 32.64		$ 33.11	$ 33.63
Low closing price	31.19	26.67		26.07	26.67
Closing price at period-end				31.64	27.46

____________________

FTE = Fully taxable-equivalent basis

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

THIRD QUARTER EARNINGS OVERVIEW

For the third quarter of 2003, Union Planters reported net earnings of $132.2 million, or $.67 per diluted common share, compared to $135.8 million, or $.67 per diluted common share, for the same period in 2002. These earnings represented annualized returns on average assets and average common equity of 1.55% and 16.62%, respectively, compared to 1.66% and 16.80%, respectively, for the same period in 2002.

EARNINGS ANALYSIS

Net Interest Income

Fully taxable-equivalent net interest income for the third quarter of 2003 was $306.1 million, a decrease of $24.4 million from the same quarter last year. The net interest margin for the third quarter of 2003 was 3.92%, which compares to 4.42% for the third quarter of 2002. The net interest rate spread was 3.57% for the third quarter of 2003, which compares to 3.96% for the third quarter of 2002. Changes in net interest income and the net interest margin since the third quarter of 2002 are the result of lower yields on earning assets. The declining yields are due to lower interest rates, customer-driven refinancing of loans exceeding the favorable impact of lower funding rates and management's intent to lower the risk profile of the loan portfolio. Refer to Union Planters' average balance sheets and Market Risk and Asset/Liability Management section in Item 3, which follow this discussion, for additional information regarding the changes in net interest income and balance sheet management initiatives.

Interest Income

The following table presents a breakdown of average earning assets:
	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2003	2002	2003	2003	2002
	(Dollars in billions)
Average earning assets	$31.0	$29.7	$31.4	$30.9	$29.5
Comprised of:
Loans	72%	79%	72%	73%	78%
Available for sale securities	18	16	19	18	16
Loans held for resale	9	4	7	8	4
Other earning assets	1	1	2	1	2

Fully taxable-equivalent yield on average earning assets	5.21%	6.42%	5.55%	5.54%	6.62%

Fully taxable-equivalent interest income decreased $73.0 million for the third quarter of 2003 compared to the same period in 2002. For the first nine months of 2003, fully taxable-equivalent interest income decreased $179.9 million compared to the same period last year. These declines were attributable primarily to a decrease in the average yield on earning assets from 6.42% to 5.21% from the third quarter of 2002 to the third quarter of 2003 and from 6.62% to 5.54% from the first nine months of 2002 to the first nine months of 2003. The declines in yield are attributable primarily to lower market interest rates and the continued run-off of selected loan products that do not generate the risk-adjusted returns targeted by management. The impact of lower rates was partially offset by a $1.4 billion increase in average earning assets, primarily home equity loans, available for sale securities and loans held for resale, during both the third quarter of 2003 and the nine-month period ended September 30, 2003 when compared with the same periods during 2002. The benefit was reduced by the management initiative to reduce certain consumer loan and residential mortgage portfolios, as well as planned reduction in international lending exposures. Refer to the Market Risk and Asset/Liability Management discussion in Item 3 for additional information regarding balance sheet management initiatives, changes in interest rates and how the Company is positioned to respond to the changes.

Interest Expense

The following table presents a breakdown of average interest-bearing liabilities:
	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2003	2002	2003	2003	2002
	(Dollars in billions)
Average interest-bearing liabilities	$ 24.4	$ 24.1	$ 25.3	$ 24.8	$ 24.1
Comprised of:
Deposits	77%	78%	77%	77%	79%
Short-term borrowings	13	11	12	13	9
FHLB advances and long-term debt	10	11	11	10	12

Rate paid on average interest-bearing liabilities	1.64%	2.46%	1.92%	1.86%	2.64%

Interest expense decreased $48.6 million in the third quarter of 2003 compared to the same quarter last year. For the first nine months of 2003, interest expense decreased $131.6 million compared to the first nine months of 2002. These decreases were driven by a decline in the average rate paid for interest-bearing liabilities from 2.46% to 1.64% from the third quarter of 2002 to the third quarter of 2003 and from 2.64% to 1.86% from the first nine months of 2002 to the first nine months of 2003. The decreases in the average rate paid primarily resulted from the decline in market interest rates. Average interest-bearing liabilities also increased $.3 billion from the third quarter of 2002 to the third quarter of 2003 and $.7 billion from the first nine months of 2002 to the first nine months of 2003.

Provision for Losses on Loans

The provision for losses on loans for the third quarter of 2003 was $39.0 million, or .69% of average loans on an annualized basis. This compares to $48.0 million, or .82% of average loans, for the third quarter of 2002. For the first nine months of 2003, the provision for losses on loans was $133.6 million, or .79% of average loans on an annualized basis. This compares to $137.9 million, or .80% of average loans, for the first nine months of 2002. The provision for losses on loans in both periods during 2003 was lower due to weak loan demand and a concerted effort by management to improve credit quality in the loan portfolio, as evidenced by a decrease in nonperforming loans of $92.7 million from September 30, 2002 to September 30, 2003. Refer to the Allowance for Losses on Loans and Nonperforming Loans discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

Noninterest Income

Noninterest income for the third quarter of 2003 was $207.7 million, an increase of $10.1 million, or 5.1%, from the third quarter of 2002. For the first nine months of 2003, noninterest income increased 5.9% to $570.8 million compared to the first nine months of 2002. The major components of noninterest income are presented on the consolidated statement of earnings; following is a discussion of the key components:

Service charges on deposit accounts. These fees were $60.6 million for the third quarter of 2003, a decrease of $.5 million compared to the same period in 2002. The slight decline is primarily attributable to decreased volume of insufficient funds items. For the first nine months of 2003, these fees increased 3.4% to $175.7 million due to the implementation of certain pricing initiatives.

Mortgage banking revenues. These revenues include origination, servicing and miscellaneous fees, the impact of derivative financial instruments, and gain on sales of mortgages and servicing rights. They are also net of mortgage servicing rights amortization and impairment or recovery. Mortgage banking revenues for the three and nine months ended September 30, 2003 and 2002 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Gain on sales of residential mortgages	$ 61,134	$ 19,039	$ 160,257	$ 51,920
Impact of derivative financial instruments	(15,477)	6,340	(5,121)	2,643
Origination, servicing and miscellaneous fees	47,090	36,643	133,760	100,697
Amortization of mortgage servicing rights	(14,954)	(10,470)	(43,616)	(28,291)
Mortgage servicing rights recovery (impairment)	60,009	11,854	(60,240)	15,120
Total mortgage banking revenues	$ 137,802	$ 63,406	$ 185,040	$ 142,089

Mortgage banking revenues were impacted by the sale of $444.5 million and $53.0 million in mortgage loans from the loan portfolio during the second quarter and third quarter of 2003, respectively, which increased gain on sales of residential mortgages by $22.7 million and $2.5 million, respectively. The historically low interest rate environment that prevailed during the first nine months of 2003 also impacted mortgage banking revenues by increasing mortgage loan origination volume ($12.8 billion during the first nine months of 2003, compared to $8.5 billion during the first nine months of 2002), which gave rise to larger gains on sale of residential mortgages, as well as increasing origination, servicing and miscellaneous fees. The historically low interest rate environment, along with increased servicing balances, also resulted in higher amortization expense and impairment of mortgage servicing rights during the nine-month period, which were partially offset by the impact of derivative financial instruments. A significant rise in mortgage interest rates during the third quarter of 2003 drove a $60.0 million reversal of previously recorded mortgage servicing rights impairment. Included in the impact of derivative financial instruments for the three- and nine-month periods ended September 30, 2003 is income of $16.9 million from a portfolio of derivative financial instruments that was established to mitigate exposure to the volatility associated with the fair value of mortgage servicing rights.

Factoring commissions and fees. Commissions and fees were $10.2 million for the third quarter of 2003, a decrease from the $11.6 million recognized during the third quarter of last year. This decrease is primarily related to a lower volume of factored receivables. Factoring volume was approximately $978.0 million for the third quarter of 2003, compared to $1.1 billion for the same period last year. Factoring volume was $2.9 billion for the first nine months of 2003, as compared with $3.0 billion during the same period of 2002. For the first nine months of 2003, factoring commissions and fees declined $.9 million, or 2.8%, to $30.3 million compared to the first nine months of 2002.

Professional employment organization, net revenues. Net revenues were $8.6 million for the third quarter of 2003, a 17.5% increase compared to the same period in 2002. For the first nine months of 2003, net revenues increased 12.5% to $22.6 million compared to the first nine months of 2002. The growth in net revenues is principally related to changes in the pricing structure for these services.

Bankcard transaction fees. These fees totaled $9.3 million for the current quarter, compared to $10.3 million for the same quarter last year. For the first nine months of 2003, bankcard transaction fees rose 4.3% to $29.6 million compared to the first nine months of 2002. These period-to-period changes were driven by variability in transaction volume and debit card fees. The variability in fees principally resulted from the settlement of a suit involving a major credit card company that reduced the fees that may be charged on debit card transactions.

Available for sale securities gains. Net securities losses for the third quarter were $62.3 million, up $61.0 million compared to the same period last year. For the first nine months of 2003, securities gains decreased $7.7 million compared to the first nine months of 2002 to $3.0 million. Securities losses of $74.0 million were taken during the third quarter of 2003 on the sale of a portfolio of investment securities that were established to mitigate the exposure to the volatility associated with the fair value of mortgage servicing rights. Additionally, from time-to-time, the Company may realize gains or losses on the sale of other investment securities to mitigate the same exposure.

Financial services. This category of noninterest income is comprised of trust service fees and commissions, insurance commissions, annuity sales commissions and brokerage fee income. For the third quarter of 2003, these revenues were $20.1 million, a $3.1 million decrease from the third quarter of 2002. For the first nine months of 2003, these revenues were $57.8 million, a decrease of $6.7 million from the first nine months of 2002. The decreases were driven largely by a decline in the volume of insurance products sold in addition to a lower premium percentage realized on annuity products sold. These declines were offset by a $1.2 and $2.2 million increase in brokerage fee income for the three- and nine-month periods ended September 30, 2003, respectively, when compared to the year-earlier periods.

Other noninterest income. The components of other noninterest income are presented in Note 9 to the unaudited interim consolidated financial statements. Changes in other components include:

  Revenues from merchant services during the first nine months of 2003 were $8.6 million lower than the first nine months of 2002, principally due to the expiration of obligations related to the sale of this business, causing the recognition of $8.9 million of income during the second quarter of last year.
  Revenues associated with other real estate, principally gain on sale, were $2.5 million for the third quarter of 2003, an increase of $1.0 million compared to the same period last year. Approximately $.7 million of this increase related to the gain realized on the sale of other real estate associated with a single lending relationship. For the first nine months of 2003, these revenues were $4.7 million, a $1.6 million decrease from the first nine months of 2002. This decrease was attributable to a large gain on sale of other real estate, related to a single lending relationship, recognized during the second quarter of 2002.
  Earnings realized in association with an equity method investment, whose primary business is the purchase and sale of fixed income securities to institutional clients, increased by $1.4 million from the third quarter of 2002 to the third quarter of 2003. For the first nine months of 2003, earnings from this investment totaled $6.6 million compared with $3.8 million in the year-earlier period. These increases related to growth in the volume of government guaranteed investment securities sold during 2003.

Noninterest Expense

Noninterest expense for the third quarter of 2003 was $283.4 million, which compares to $277.3 million for the third quarter of 2002. The Company's efficiency ratio, which excludes the amortization of mortgage servicing rights and all intangibles, for the third quarter of 2003 was 52.61%, compared to 50.68% for the third quarter of 2002. Noninterest expense for the first nine months of 2003 was $835.2 million, which compares to $796.5 million for the first nine months of 2002. The efficiency ratio for the first nine months of 2003 was 52.85%, compared to 50.27% for the first nine months of 2002. The efficiency ratio is calculated as noninterest expense (excluding amortization of intangibles) divided by the sum of net interest income (FTE) plus noninterest income (excluding amortization of mortgage servicing rights).

The major components of noninterest expense are presented on the consolidated statement of earnings; following is a discussion of the key components:

Salaries and employee benefits. These expenses were $143.1 million for the third quarter of 2003, an increase of $3.6 million compared to the third quarter of 2002. For the first nine months of 2003, salaries and employee benefits were $417.3 million, an increase of $16.1 million from the first nine months of 2002. The increases are primarily due to commissions on increased mortgage origination volume of $1.5 billion and $4.3 billion for the three- and nine-month periods ended September 30, 2003 when compared with the year-earlier periods. Normal salary increases also impacted the growth in salaries and employee benefits expense, slightly offset by a decrease in the number of full-time equivalent employees. At September 30, 2003, Union Planters had 10,880 full-time equivalent employees, compared to 11,254 at September 30, 2002.

Occupancy and equipment expense. Net occupancy and equipment expense was $45.7 million for the third quarter of 2003, a decrease of $.9 million from the third quarter of 2002. For the first nine months of 2003, these expenses were $138.0 million, down $1.1 million from the first nine months of 2002.

Other intangibles amortization. These expenses were $5.2 million for the third quarter of 2003 and $15.7 million for the nine months ended September 30, 2003, both of which represent slight decreases compared with the comparable prior year periods. Refer to Note 5 to the unaudited interim consolidated financial statements for more information.

Other noninterest expenses. The components of other noninterest expense are presented in Note 9 to the unaudited interim consolidated financial statements. Changes in other components include:

  Miscellaneous charge-offs decreased by $1.0 million and increased by $3.5 million in the three- and nine-month periods ended September 30, 2003, respectively, when compared to the same periods in 2002. The quarterly decrease related to a reduction in expense related to the write-off of certain reconciling items, while the year-to-date increase was primarily driven by an increase in charge-offs related to overdrawn deposit accounts.
  Other contracted services during the third quarter of 2003 increased only slightly compared to the third quarter of 2002, and increased $5.0 million for the nine-month period ended September 30, 2003 compared to the same period in 2002. The year-to-date increase was the result of a fee to terminate a contract with the Company's former provider of its Internet banking tool in addition to expenses associated with the restructuring of certain wholly- and majority-owned subsidiaries.
  Expense associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected from borrowers when the loans are paid off increased $4.0 million and $11.9 million in the current quarter and first nine months of 2003, respectively, when compared with the year-earlier periods. The overall increases were primarily due to high payoffs from refinancing activity in the mortgage servicing portfolio.
  Credit related expenses increased by $.7 million and $3.9 million for the three- and nine-month periods ended September 30, 2003, respectively, when compared to the same periods in 2002. The increases were largely the result of increased mortgage loan production.
  Insurance expense increased $1.2 million during the third quarter of 2003 compared to the prior year period due to increased renewal costs associated with the Company's professional liability insurance. The increase in professional liability and casualty insurance resulted in a $3.3 million increase for the nine months ended September 30, 2003 when compared with the same period in 2002. The Company anticipates that insurance expense will continue to rise for the next several quarters. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in this discussion and in the discussion Cautionary Statement Regarding Forward-Looking Information.
  Dividends on preferred stock of consolidated subsidiaries increased $1.9 million during the current quarter and $4.3 million during the nine-month period ended September 30, 2003 when compared to the same periods in 2002. This was due to the sale of 1,000 shares of Series B preferred stock of UPPFC to unrelated third parties during March 2003.

Income Taxes

Applicable income taxes for the three months ended September 30, 2003 were $54.1 million, resulting in an effective tax rate of 29.04%, compared to $60.8 million and 30.94%, respectively, for the third quarter of 2002. Applicable income taxes for the nine months ended September 30, 2003 were $122.9 million, resulting in an effective tax rate of 23.53%, compared to $175.8 million and 30.94%, respectively, for the nine months ended September 30, 2002. During the first nine months of 2003, the Company recorded current federal tax benefits of $25.0 million related to the completion of a transaction designed to raise Tier 1 capital and $15.0 million related to a reversal of previously established tax liability, which was no longer needed. These two transactions drove the lower effective tax rate. For the next several quarters, the Company anticipates its effective tax rate will be between 30% and 32%. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in this discussion and in the discussion Cautionary Statement Regarding Forward-Looking Information.

Business Segment Review

Union Planters is managed along traditional and nontraditional banking lines and has two reportable business segments, Banking and Mortgage Banking. For the third quarter of 2003 and 2002, Banking accounted for 73% and 77%, respectively, of total revenues (the sum of net interest income and noninterest income.) For the same periods, Mortgage Banking accounted for 18% and 14%, respectively. Refer to Note 14 to the unaudited consolidated financial statements for additional information regarding Union Planters' segments.

Banking. The Banking segment consists of traditional deposit taking and lending functions, including consumer, commercial and corporate lending, as well as the origination of mortgage loans both to be retained in the loan portfolio and to be sold into the secondary market; retail banking; online banking and trade-finance activities.

Earnings before income taxes were $138.8 million for the third quarter of 2003, a decrease of $14.4 million from the third quarter of 2002. For the nine months ended September 30, 2003, earnings before income taxes were $548.1 million, compared to $488.6 million for the nine months ended September 30, 2002.

Net Interest Income. Net interest income declined from $301.7 million during the third quarter of 2002 to $249.6 million during the third quarter of 2003, a $52.1 million decrease. For the first nine months of 2003, net interest income was $787.0 million, a decrease of $102.8 million compared to the first nine months of 2002. Both decreases were the result of continued pressure on the net interest margin from historically low interest rates, as well as a reduction in average earning assets. The declines in average earning assets were largely attributable to the planned run-off of certain loan types in response to management's intent to lower the risk profile of the loan portfolio. More information is included in the discussion of Loans in the Financial Condition discussion that follows.

Provision for Losses on Loans. The provision for losses on loans decreased to $29.4 million in the third quarter of 2003, compared to $40.1 million in the third quarter of 2002. For the first nine months of 2003, the provision was $77.7 million, compared to $110.8 million for the first nine months of 2002. Both decreases in the provision are attributable to weak loan demand and a concerted effort by management to improve credit quality in the loan portfolio, as evidenced by a significant decline in the level of nonperforming loans.

Noninterest Income. Noninterest income for the third quarter of 2003 increased $22.1 million over the same period last year to $120.9 million. For the first nine months of 2003, noninterest income grew to $436.9 million, an increase of $131.6 million compared to the first nine months of 2002.

For the third quarter of 2003, changes in noninterest income were represented by the following:

  Gain on sales of mortgage loans originated by bank branches increased $10.4 million. This increase includes $2.5 million on sales of $53.0 million in mortgage loans from the loan portfolio. The increased gain on sale of mortgage loans resulted from the historically low interest rate environment. This environment served to increase the value of the loans sold, which were originated when higher interest rate levels prevailed.
  Gain on sales of available for sale securities increased $12.8 million. This increase excludes losses realized on the of sale of a portfolio of investment securities purchased to mitigate the impact of changes in the fair value of mortgage servicing rights in the Mortgage Banking segment. Security gains are taken to adjust the Company's overall interest rate risk profile.
  Revenues associated with other real estate, principally gain on sale, were $2.5 million for the third quarter of 2003, an increase of $1.0 million compared to the same period last year. The increase is attributable to a large gain on sale of other real estate recognized during the third quarter of 2003.
  Earnings realized in association with an equity method investment, whose primary business is the purchase and sale of fixed income securities to institutional clients, increased by $1.4 million from the third quarter of 2002 to the third quarter of 2003. This increase related to growth in the volume of government guaranteed investment securities sold.

For the first nine months of 2003, changes in noninterest income were represented by the following:

  Service charges on deposit accounts increased $5.7 million due to the implementation of certain pricing initiatives.
  Gain on sales of mortgage loans originated by bank branches into the secondary market were $37.8 million, including $25.2 million on sales of mortgage loans totaling $497.5 million from the loan portfolio. The increased gain on sales of mortgage loans resulted from the historically low interest rate environment. This environment served to increase the value of the loans sold, which were originated when higher interest rate levels prevailed.
  Bankcard transaction fees increased $1.2 million due to the increased transaction volume.
  Gain on sales of investment securities increased by $66.1 million due the $12.8 million increase for the third quarter of 2003 described above as well as gains taken during the first and second quarters of 2003 to mitigate the decline in fair value of mortgage servicing rights.
  Merchant services income decreased $8.6 million during the first nine months of 2003, principally due to the expiration of obligations related to the sale of this business causing the recognition of $8.9 million of income during the second quarter of 2002.
  Revenue associated with other real estate, principally gain on sale, decreased by $1.6 million during the first nine months of 2003 compared to the same period last year. The decrease is attributable to a large gain on sale of other real estate recognized in 2002.

Noninterest Expense. Noninterest expense was $202.4 million during the third quarter of 2003, a decrease of $4.8 million compared to the third quarter of 2002. For the first nine months of 2003, noninterest expense increased $2.4 million compared to the first nine months of 2002. The decrease in noninterest expense for the third quarter of 2003 compared to the third quarter of 2002 is primarily attributable to a decline in legal fees and litigation expense of $4.0 million. During the third quarter of 2002, an increase in the range of probable losses on several smaller cases was recorded as expense. There were no such revisions during the third quarter of 2003. The slight increase for the first nine months of 2003 is attributable to increases in consulting fees surrounding credit improvement initiatives, insurance expense, miscellaneous charge-offs related to overdrawn deposit accounts, fees to terminate a contract with the Company's former provider of its Internet banking tool, advertising expense and several smaller categories. These increases were slightly offset by savings in stationery and supplies, legal and accounting fees, taxes other than income, reduced occupancy expense from fewer branch locations during the first nine months of 2003 and reduced losses on the sale of fixed assets.

Mortgage Banking. Mortgage Banking includes the origination, sale and servicing of both fixed- and adjustable-rate single-family first mortgage loans. While certain mortgage loans are retained in the loan portfolio, mortgage loans originated in the Mortgage Banking segment are principally sold into the secondary market, with servicing rights typically retained by Union Planters.

During the third quarter of 2003, the Mortgage Banking segment generated earnings before tax of $37.8 million, compared to earnings before tax of $39.8 million for the third quarter of 2002. For the nine months ended September 30, 2003, pre-tax earnings were $1.6 million, compared to $78.9 million for the nine months ended September 30, 2002.

Net Interest Income. Net interest income was $45.5 million for the third quarter of 2003, compared to $28.0 million for the third quarter of 2003. For the first nine months of 2003, net interest income was $118.3 million, compared to $79.8 million for the comparable period in 2002. Both increases are due to substantially increased loan originations and the corresponding increase in the average balance of loans held for resale for both periods. Net interest income due to the increases in average balance were slightly offset by a decline in the average yield on these loans, which is consistent with the historically low interest rate environment that has prevailed throughout 2003.

Provision for Losses on Loans. The provision for losses on loans was $8.2 million for the third quarter of 2003, compared to $4.9 million for the third quarter of 2002. For the first nine months of 2003, the provision was $21.7 million, compared to $19.2 million for the first nine months of 2002. The increases were driven primarily by increased foreclosures in the portfolio.

Noninterest Income. For the third quarter of 2003, noninterest income was $44.0 million, compared to $47.4 million for the third quarter of 2002. For the first nine months of 2003, noninterest income was $27.1 million, compared to $104.8 million for the first nine months of 2002.

For the third quarter of 2003, changes in noninterest income were represented by the following:

  Gains on sales of mortgage loans totaled $45.4 million in the third quarter of 2003, compared to $13.8 million in the third quarter of 2002. Origination, servicing and miscellaneous fees totaled $38.9 million in the third quarter of 2003, compared to $29.8 million in the third quarter of 2002. These increases were due to the substantial increase in mortgage origination volume in the second and third quarters of 2003 over the comparable periods for 2002.
  A recovery of $60.0 million in previously recorded impairment of mortgage servicing rights was recognized in the third quarter of 2003, compared to a recovery of $11.9 million in the third quarter of 2002. The recovery in 2003 resulted from increases in mortgage interest rates during the quarter.
  Amortization expense related to mortgage servicing rights was $15.0 million for the third quarter of 2003, compared to $8.4 million for the third quarter of 2002. The increase is the result of a historically low interest rate environment leading up to the third quarter of 2003 that increased prepayment speeds along with increased servicing balances.
  Loss on sales of available for sale securities totaled $73.8 million in the third quarter of 2003; there were no such sales in the third quarter of 2002. The securities sold comprised a portfolio that was established to mitigate the exposure to the volatility associated with the fair value of mortgage servicing rights.
  Losses on derivative financial instruments aggregated $15.5 million for the third quarter of 2003, compared to a gain of $6.3 million for the third quarter of 2002. Included in the 2003 loss was a gain of $16.9 million from a portfolio of derivative financial instruments that was established during the third quarter of 2003 to mitigate exposure to the volatility associated with the fair value of mortgage servicing rights.

For the first nine months of 2003, changes in noninterest income were represented by the following:

  Gain on sales of mortgage loans totaled $99.9 million in 2003, compared to $29.4 million in 2002. Origination, servicing and miscellaneous fees totaled $110.7 million in 2003, compared to $82.1 million in 2002. These increases were due to the substantial increase in mortgage origination volume in 2003 over 2002.
  Impairment of mortgage servicing rights of $60.2 million was recorded during 2003, compared to a recovery of impairment of $15.1 million in 2002. The impairment in 2003 was the result of historically low interest rates that have prevailed during 2003.
  Amortization expense related to mortgage servicing rights increased to $43.5 million in 2003, compared to $28.3 million in 2002. The increase is the result of increased servicing balances along with a historically low interest rate environment during 2003 that accelerated prepayment speeds.
  Loss on sales of available for sale securities totaled $73.8 million in 2003; there were no such sales in 2002. The securities sold comprised a portfolio that was established to mitigate the exposure to the volatility associated with the fair value of mortgage servicing rights.
  Losses on derivative financial instruments aggregated $5.1 million for 2003, compared to a gain of $2.6 million for 2002. Included in the 2003 loss was a gain of $16.9 million from a portfolio of derivative financial instruments that was established during the third quarter of 2003 to mitigate exposure to the volatility associated with the fair value of mortgage servicing rights.

Noninterest Expense. For the third quarter of 2003, noninterest expense was $43.6 million, compared to $30.6 million for the third quarter of 2002. For the first nine months of 2003, noninterest expense was $122.1 million, compared to $86.4 million for the first nine months of 2002. These increases were primarily driven by three factors: salaries and commissions, which increased $5.9 million in the third quarter of 2003 and $15.5 million for the first nine months of 2003; credit related expenses, which increased $1.1 million in the third quarter of 2003 and $2.0 million for the first nine months of 2003; and expense associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected from borrowers when the loans are paid off, which increased $4.0 million in the third quarter of 2003 and $11.9 million for the first nine months of 2003.

Other Nonreportable Segments. Other nonreportable segments include the Company's wholly-owned subsidiaries, Capital Factors, Inc. and Strategic Outsourcing, Inc., as well as other nontraditional banking lines, including Financial Services and SBA Loan Trading. For the nine months ended September 30, 2003, these segments, reported in Note 14 to the unaudited consolidated financial statements as Other Operating Units, experienced an aggregate $38.7 million decline in earnings before income taxes compared to the same period in 2002. This decline was principally driven by a $26.4 million increase in provision for losses on loans and a $13.9 million decrease in noninterest income. The increase in the provision for losses on loans is related to the increased charge-offs of accounts receivable - factoring as further discussed in the Allowance for Losses on Loans section of the Financial Condition section. Financial services accounted for $6.7 million of the decline in noninterest income, while the remainder was comprised of several smaller decreases in other components of noninterest income.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	FTE Yield/ Rate	Average Balance	Interest Income/ Expense	FTE Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-bearing deposits at financial institutions	$ 144,601	$ 478	1.31%	$ 117,665	$ 680	2.29%
Federal funds sold and securities purchased under agreements to resell	80,276	208	1.03	50,082	215	1.70
Trading account assets	254,522	1,752	2.73	249,225	2,522	4.01
Loans held for resale	2,741,166	33,416	4.84	1,310,981	19,469	5.89
Investment securities (1), (2)
Taxable securities	4,875,470	43,889	3.57	3,837,504	58,354	6.03
Tax-exempt securities	610,079	11,961	7.78	761,339	14,592	7.60
Total investment securities	5,485,549	55,850	4.04	4,598,843	72,946	6.29

Commercial, financial and agricultural loans	5,123,410	57,728	4.47	5,334,594	70,770	5.26
Foreign loans	253,913	1,536	2.40	302,937	2,211	2.90
Accounts receivable - factoring	683,025	12,810	7.44	765,311	14,436	7.48
Real estate - construction loans	2,318,733	30,251	5.18	2,304,876	33,465	5.76
Real estate - mortgage loans
Secured by 1-4 family residential	3,677,456	64,274	6.93	4,845,793	94,991	7.78
Non-farm, non-residential properties	5,157,571	73,651	5.67	4,913,147	82,211	6.64
Multifamily (5 or more) residential	843,880	11,172	5.25	857,246	14,793	6.85
Secured by farmland	493,242	7,228	5.81	493,581	8,430	6.78
Home equity	1,876,035	21,531	4.55	1,294,517	17,161	5.26
Consumer loans	1,824,566	34,188	7.43	2,128,011	44,217	8.24
Direct lease financing	55,665	896	6.39	86,699	1,415	6.48
Loans, net of unearned income (1), (3), (4)	22,307,496	315,265	5.61	23,326,712	384,100	6.53
Total earning assets (1), (2), (3), (4)	31,013,610	406,969	5.21	29,653,508	479,932	6.42
Cash and due from banks	781,019			677,346
Premises and equipment, net	520,996			550,560
Allowance for losses on loans	(333,965)			(347,648)
Goodwill and other intangibles, net	862,343			911,329
Other assets	1,032,725			1,071,213
Total assets	$ 33,876,728			$ 32,516,308

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market accounts	$ 6,557,221	12,453	0.75	$ 5,473,845	19,079	1.38
Interest-bearing checking	3,431,368	2,667	0.31	3,392,750	7,692	0.90
Savings deposits	1,449,048	826	0.23	1,390,651	2,886	0.82
Time deposits of $100,000 and over	1,575,632	11,308	2.85	1,698,199	14,760	3.45
Other time deposits	5,872,268	39,084	2.64	6,761,879	58,233	3.42
Total interest-bearing deposits	18,885,537	66,338	1.39	18,717,324	102,650	2.18
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,365,886	5,184	0.87	2,112,723	7,815	1.47
Other	903,883	2,663	1.17	466,084	2,033	1.73
Total short-term debt	3,269,769	7,847	0.95	2,578,807	9,848	1.52
Long-term debt
Federal Home Loan Bank advances	459,163	5,310	4.59	963,358	7,641	3.15
Subordinated capital notes	964,686	14,295	5.88	974,171	17,557	7.15
Medium-term senior notes	600,783	5,221	3.45	598,990	7,924	5.25
Obligation for Trust Preferred Securities	210,869	1,853	3.49	201,507	2,864	5.64
Other	660	2	1.20	79,563	968	4.83
Total long-term debt	2,236,161	26,681	4.73	2,817,589	36,954	5.20

Total interest-bearing liabilities	24,391,467	100,866	1.64	24,113,720	149,452	2.46
Noninterest-bearing demand deposits	5,478,588	-		4,468,380	-
Total sources of funds	29,870,055	100,866		28,582,100	149,452
Other liabilities	846,189			720,352
Shareholders' equity
Preferred stock	9,839			13,066
Common equity	3,150,645			3,200,790
Total shareholders' equity	3,160,484			3,213,856
Total liabilities and shareholders' equity	$ 33,876,728			$ 32,516,308
Net interest income (1)		$ 306,103			$ 330,480
Net interest rate spread (1)			3.57%			3.96%
Net interest margin (1)			3.92%			4.42%

Taxable-equivalent adjustments
Loans		$ 1,010			$ 1,162
Investment securities		4,159			4,926
Total		$ 5,169			$ 6,088

______________________
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.	(3) Includes loan fees in both interest income and the calculation of the yield on income.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.	(4) Includes loans on nonaccrual status.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES
	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	FTE Yield/ Rate	Average Balance	Interest Income/ Expense	FTE Yield/ Rate
	(Dollars in thousands)
ASSETS
Interest-bearing deposits at financial institutions	$ 157,634	$ 1,412	1.20%	$ 90,144	$ 1,653	2.45%
Federal funds sold and securities purchased under agreements to resell	68,507	599	1.17	96,708	1,263	1.75
Trading account assets	258,226	6,510	3.37	240,778	7,143	3.97
Loans held for resale	2,362,821	91,547	5.18	1,263,602	59,035	6.25
Investment securities (1), (2)
Taxable securities	4,857,959	148,882	4.10	3,797,114	174,755	6.15
Tax-exempt securities	654,062	37,707	7.71	853,526	50,171	7.86
Total investment securities	5,512,021	186,589	4.53	4,650,640	224,926	6.47

Commercial, financial and agricultural loans	5,167,521	179,277	4.64	5,198,283	210,013	5.40
Foreign loans	225,626	4,281	2.54	322,544	8,694	3.60
Accounts receivable - factoring	679,007	38,687	7.62	692,505	40,393	7.80
Real estate - construction loans	2,314,323	91,740	5.30	2,247,045	102,273	6.09
Real estate - mortgage loans
Secured by 1-4 family residential	4,068,647	220,454	7.24	5,047,872	299,540	7.93
Non-farm, non-residential properties	5,093,124	228,127	5.99	4,882,410	250,576	6.86
Multifamily (5 or more) residential	831,756	36,297	5.83	843,757	42,443	6.73
Secured by farmland	489,166	22,452	6.14	478,223	24,528	6.86
Home equity	1,742,149	60,128	4.61	1,133,665	45,344	5.35
Consumer loans	1,881,357	109,447	7.78	2,194,886	138,004	8.41
Direct lease financing	62,875	3,069	6.53	94,778	4,693	6.62
Loans, net of unearned income (1), (3), (4)	22,555,551	993,959	5.89	23,135,968	1,166,501	6.74
Total earning assets (1), (2), (3), (4)	30,914,760	1,280,616	5.54	29,477,840	1,460,521	6.62
Cash and due from banks	724,716			754,279
Premises and equipment, net	529,962			553,211
Allowance for losses on loans	(335,638)			(344,296)
Goodwill and other intangibles, net	866,143			917,561
Other assets	1,099,631			1,030,111
Total assets	$ 33,799,574			$ 32,388,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Money market accounts	$ 6,387,784	51,094	1.07	$ 5,685,775	68,627	1.61
Interest-bearing checking	3,443,647	11,791	0.46	3,374,632	25,604	1.01
Savings deposits	1,433,828	3,907	0.36	1,379,285	10,439	1.01
Time deposits of $100,000 and over	1,620,298	36,327	3.00	1,699,660	45,976	3.62
Other time deposits	6,118,669	127,704	2.79	6,892,401	186,146	3.61
Total interest-bearing deposits	19,004,226	230,823	1.62	19,031,753	336,792	2.37
Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,408,536	17,914	0.99	2,069,679	22,809	1.47
Other	824,935	7,471	1.21	197,846	2,575	1.74
Total short-term debt	3,233,471	25,385	1.05	2,267,525	25,384	1.50
Long-term debt
Federal Home Loan Bank advances	745,220	18,607	3.34	1,247,620	36,478	3.91
Subordinated capital notes	973,905	45,316	6.22	974,083	52,669	7.23
Medium-term senior notes	602,438	17,492	3.88	254,605	10,067	5.29
Obligation for Trust Preferred Securities	211,349	5,671	3.59	199,927	11,120	7.44
Other	11,956	840	9.39	93,247	3,272	4.69
Total long-term debt	2,544,868	87,926	4.62	2,769,482	113,606	5.48

Total interest-bearing liabilities	24,782,565	344,134	1.86	24,068,760	475,782	2.64
Noninterest-bearing demand deposits	5,064,818	-		4,407,565	-
Total sources of funds	29,847,383	344,134		28,476,325	475,782
Other liabilities	753,381			703,267
Shareholders' equity
Preferred stock	10,017			13,560
Common equity	3,188,793			3,195,554
Total shareholders' equity	3,198,810			3,209,114
Total liabilities and shareholders' equity	$ 33,799,574			$ 32,388,706
Net interest income (1)		$ 936,482			$ 984,739
Net interest rate spread (1)			3.68%			3.98%
Net interest margin (1)			4.05%			4.47%

Taxable-equivalent adjustments
Loans		$ 3,164			$ 3,675
Investment securities		12,933			17,239
Total		$ 16,097			$ 20,914

______________________
(1) Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.	(3) Includes loan fees in both interest income and the calculation of the yield on income.
(2) Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.	(4) Includes loans on nonaccrual status.

FINANCIAL CONDITION

Union Planters' total assets were $32.2 billion at September 30, 2003, compared to $34.1 billion at December 31, 2002 and $33.3 billion at September 30, 2002. Average assets were $33.9 billion for the third quarter of 2003, compared to $32.5 billion for the third quarter of 2002.

Earning assets at September 30, 2003 were $29.2 billion, compared to $31.1 billion at December 31, 2002 and $30.3 billion at September 30, 2002. Average earning assets were $31.0 billion for the third quarter of 2003, compared to $29.7 billion for the same period last year and $30.3 billion for the fourth quarter of 2002.

Loans Held for Resale

Loans held for resale were $1.8 billion at September 30, 2003, compared to $2.4 billion at December 31, 2002 and $1.9 billion at September 30, 2002. The decline is a result of the timing of loan originations and subsequent sales.

Available for Sale Securities

Union Planters' available for sale securities portfolio of $4.6 billion at September 30, 2003 is carried on the balance sheet at fair value. This compares to available for sale securities of $5.5 billion and $4.8 billion at December 31, 2002 and September 30, 2002, respectively. Average available for sale securities were $5.5 billion for the third quarter of 2003, compared with $4.6 billion for both the fourth and third quarters of 2002. The purchase and sale transactions in the portfolio were designed to adjust the Company's overall interest rate risk profile. Net gains of $3.0 million during the first nine months of 2003 were recognized on sales of $4.5 billion of available for sale securities. Securities losses of $73.8 million were taken during the third quarter of 2003 on the sale of a portfolio of investment securities that was established to mitigate exposure to the volatility associated with the fair value of mortgage servicing rights. Additionally, from time-to-time, the Company may realize gains or losses on the sale of other investment securities to mitigate the same exposure.

At September 30, 2003, Union Planters' available for sale securities had net unrealized gains of $19.9 million (before income taxes), which compares to net unrealized gains of $106.2 million at December 31, 2002. Refer to Note 2 to the unaudited consolidated financial statements for the composition of the available for sale portfolio at September 30, 2003 and December 31, 2002.

U.S. Treasury and U.S. Government agency obligations represented approximately 72% of the available for sale securities portfolio at September 30, 2003, 63% of which were government collateralized mortgage obligations (CMOs) and mortgage-backed securities issues. Union Planters has some credit risk in the available for sale securities portfolio; however, management does not consider that risk to be significant and does not believe cash flows will be significantly impacted. At September 30, 2003, the limited credit risk in the available for sale portfolio consisted of 10% Private Label CMOs, 84% of which are rated A or greater, 11% municipal obligations, 88% of which were rated A or better, and 9% other stocks and securities, primarily Federal Reserve Bank and FHLB stock. Refer to the Net Interest Income and Market Risk and Asset/Liability Management discussions for information regarding the market risk in the available for sale securities portfolio.

Loans

Loans, net of unearned income, at September 30, 2003 were $22.4 billion, compared to $22.8 billion and $23.3 billion at December 31, 2002 and September 30, 2002, respectively. Decreases due to refinancing of residential mortgage loans, the sale of $497.5 million in mortgage loans and planned run-off of indirect consumer loans and brokered home equity loans were partly offset by increases in home equity lines of credit and real estate construction loans.

Allowance for Losses on Loans

The allowance for losses on loans (the Allowance) at September 30, 2003 was $331.9 million, compared to $350.9 million at December 31, 2002 and $356.6 million at September 30, 2002. The decrease in the Allowance from December 31, 2002 related to net charge-offs exceeding the provision for losses on loans as a result of the charge-off of credits that had previously been fully reserved and a 21% decline in nonperforming loans. The decrease in nonperforming loans resulted from management's concerted efforts to improve credit quality, including the planned run-off of higher-risk brokered home equity and indirect loans, enhanced underwriting standards and the refinement of the loan risk grading system. While efforts have been made to improve credit quality, the methodology used to calculate the required Allowance amount has not changed and has been consistently applied. Annualized net charge-offs as a percentage of average loans were .90% for the third quarter of 2003, an increase from .71% in the third quarter of 2002. Union Planters' loan portfolio has no significant concentration in terms of industry, geography, product type or size of individual borrowing relationship. As detailed in the following tables, the Allowance as a percentage of nonperforming loans improved to 159% at September 30, 2003, up from 133% at December 31, 2002, due primarily to a $56.4 million decrease in nonperforming loans. Over the next several quarters, management expects that the level of nonperforming loans will continue to gradually improve assuming a stable or improving economy. This does not necessarily mean that nonperforming loans are expected to decrease from each quarter to the next. Management does not believe there will be any significant change in the level of net charge-offs over the next several quarters. While the timing of the actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the Allowance. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statement Regarding Forward-Looking Information.

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

The following table provides a reconciliation of the Allowance at the dates indicated and certain key ratios for the nine-month periods ended September 30, 2003 and 2002 and for the year ended December 31, 2002:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Beginning balance	$ 350,931	$ 341,930	$ 341,930

Loans charged off
Commercial, financial and agricultural	(55,979)	(55,473)	(92,584)
Foreign	(2,179)	(6,121)	(7,695)
Accounts receivable - factoring	(39,472)	(10,300)	(16,182)
Real estate - construction	(8,915)	(2,706)	(3,785)
Real estate - mortgage
Secured by 1-4 family residential	(29,254)	(30,320)	(38,970)
Non-farm, nonresidential properties	(9,298)	(8,904)	(13,994)
Multifamily (5 or more) residential	(2,141)	(2,357)	(3,459)
Secured by farmland	(880)	(594)	(1,033)
Home equity	(4,043)	(2,248)	(3,009)
Consumer	(31,764)	(33,017)	(44,583)
Direct lease financing	(493)	(90)	(102)
Total charge-offs	(184,418)	(152,130)	(225,396)

Recoveries on loans previously charged off
Commercial, financial and agricultural	8,609	7,789	9,954
Foreign	2,488	143	249
Accounts receivable - factoring	1,700	981	1,345
Real estate - construction	715	466	575
Real estate - mortgage
Secured by 1-4 family residential	1,450	3,057	3,625
Non-farm, nonresidential properties	3,617	966	1,352
Multifamily (5 or more) residential	77	144	147
Secured by farmland	170	67	141
Home equity	517	281	423
Consumer	13,252	14,927	18,645
Direct lease financing	157	39	40
Total recoveries	32,752	28,860	36,496

Net charge-offs	(151,666)	(123,270)	(188,900)
Provision charged to expense	133,649	137,901	197,901
Allowance related to the sale of certain loans	(966)	-	-
Balance at end of period	$ 331,948	$ 356,561	$ 350,931

Total loans, net of unearned income, at end of period	$ 22,363,911	$ 23,335,765	$ 22,774,732

Average total loans, net of unearned income, during period	$ 22,555,551	$ 23,135,968	$ 23,114,646

Credit Quality Ratios
Allowance for losses on loans/loans, net of unearned income	1.48%	1.53%	1.54%
Net charge-offs/average loans, net of unearned income (1)	.90	.71	.82
Provision for losses on loans/average loans, net of unearned income (1)	.79	.80	.86

____________________

(1) Amounts annualized for the nine-month periods ended September 30, 2003 and 2002.

The increase in charge-offs of accounts receivable - factoring compared with the comparable prior year period is primarily related to:

  Receivables Union Planters purchased from multiple factoring clients that are due from one customer that the factoring clients have in common, a multi-national retailer of consumer goods that has emerged from bankruptcy proceedings. Union Planters established a specific reserve for this customer during 2002.
  Receivables from a diamond merchant.

Nonperforming Assets

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties

	September 30,		December 31,
	2003	2002	2002
	(Dollars in thousands)
Nonaccrual loans	$ 207,875	$ 300,348	$ 264,099
Restructured loans	310	561	511
Total nonperforming loans	208,185	300,909	264,610

Foreclosed properties
Other real estate owned, net	58,899	80,445	78,339
Other foreclosed property	1,112	557	797
Total foreclosed properties	60,011	81,002	79,136

Total nonperforming assets	$ 268,196	$ 381,911	$ 343,746

Loans past due 90 days or more and still accruing interest	$ 231,476	$ 244,141	$ 258,183
Less: FHA/VA government-insured/guaranteed loans past due 90 days or more and still accruing interest	(45,310)	(57,701)	(62,836)
Loans past due 90 days or more and still accruing interest, net of FHA/VA government-insured/guaranteed loans	$ 186,166	$ 186,440	$ 195,347

Ratios
Nonperforming loans/loans, net of unearned income	.93%	1.29%	1.16%
Nonperforming assets/loans, net of unearned income plus foreclosed properties	1.20	1.63	1.50
Allowance for losses on loans/nonperforming loans	159	119	133
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	1.04	1.05	1.13
Excluding FHA/VA government-insured/guaranteed loans:(1)
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	.84	.81	.87

(1) Ratio calculation excludes FHA/VA government-insured/guaranteed loans, which represent minimal credit risk to Union Planters.

The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest is as follows:

	Nonaccrual Loans			Loans Past Due 90 Days or More
	September 30,		December 31,	September 30,		December 31,
	2003	2002	2002	2003	2002	2002
	(Dollars in thousands)
Loan Type
Commercial, financial and agricultural	$ 97,133	$ 128,639	$ 105,707	$ 19,091	$ 20,282	$ 24,357
Foreign	167	6,822	2,933	4	-	-
Real estate - construction	20,750	34,136	36,960	4,773	7,404	2,395
Real estate - mortgage
Secured by 1-4 family residential, other than FHA/VA government-insured/guaranteed	18,078	37,672	37,594	133,540	135,045	147,062
FHA/VA government-insured/guaranteed	525	1,659	1,490	45,310	57,701	62,836
Non-farm, nonresidential properties	49,237	69,141	61,249	7,377	10,285	8,215
Multifamily (5 or more) residential	12,127	14,154	9,962	8,373	6,129	4,254
Secured by farmland	7,018	4,322	4,025	1,648	1,269	1,565
Home equity	2,214	2,481	2,940	5,105	2,079	3,333
Consumer	626	1,309	1,239	5,023	3,674	4,025
Direct lease financing	-	13	-	1,232	273	141
Total	$ 207,875	$ 300,348	$ 264,099	$ 231,476	$ 244,141	$ 258,183

Nonperforming assets and past due loans. Nonperforming assets decreased $75.6 million compared to the fourth quarter of 2002. Decreases in nonaccrual loans and foreclosed properties drove nonperforming assets to the lowest level since the first quarter of 2001. Management anticipates further reductions in nonperforming assets in future quarters, subject to favorable economic and business conditions. These are forward-looking statements, and actual results could differ because of several factors, including those mentioned in the Cautionary Statement Regarding Forward-Looking Information at the beginning of this discussion.

Loans past due 90 days or more and still accruing interest decreased $26.7 million from December 31, 2002, to 1.04% of loans, at September 30, 2003 compared to 1.13% at December 31, 2002 and 1.05% at September 30, 2002, respectively. The preceding table details the composition of these loans.

Potential Problem Assets

Potential problem assets consist of assets that are generally secured and are not currently considered nonperforming. They include those assets where information about possible credit problems has raised serious doubts as to the ability of the borrowers to comply with present repayment terms. Historically, such assets have been loans, which have ultimately become nonperforming. At September 30, 2003, Union Planters had potential problem assets (all loans) aggregating $39.8 million, comprised of two loans, the largest of which was $26.9 million. This compares to potential problem assets (all loans) aggregating $42.8 million, comprised of eight loans at December 31, 2002. The September 30, 2003 data is based on information available as of that date. The receipt of information subsequent to this date could result in changes in the actual amounts and numbers of problem assets. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statement Regarding Forward-Looking Information.

Deposits

Union Planters' deposit base is its primary source of liquidity and consists of deposits from the communities served in Union Planters' twelve-state market area. The composition of average deposits was as follows:

	Average Deposits
	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2003	2002	2003	2003	2002
	(Dollars in thousands)
Noninterest-bearing deposits	$ 5,478,588	$ 4,468,380	$ 5,034,142	$ 5,064,818	$ 4,407,565
Money market deposits	6,557,221	5,473,845	6,874,641	6,387,784	5,685,775
Interest-bearing checking	3,431,368	3,392,750	3,437,818	3,443,647	3,374,632
Savings deposits	1,449,048	1,390,651	1,443,070	1,433,828	1,379,285
Total transaction and savings accounts	16,916,225	14,725,626	16,789,671	16,330,077	14,847,257
Other time deposits	5,872,268	6,761,879	6,143,751	6,118,669	6,892,401
Time deposits of $100,000 and over	1,575,632	1,698,199	1,642,979	1,620,298	1,699,660
Total time deposits	7,447,900	8,460,078	7,786,730	7,738,967	8,592,061
Total average deposits	$ 24,364,125	$ 23,185,704	$ 24,576,401	$ 24,069,044	$ 23,439,318

Average deposits increased $1.18 billion for the third quarter of 2003, compared to the third quarter of 2002. This growth is primarily attributable to the initiation, during the second quarter of 2003, of sales and product promotions designed to increase transaction and money market savings account balances. The increase in average transaction account balances was also driven by growth in mortgage escrow balances. The increases in average transaction and savings account balances for the nine months were partly offset by the elimination of higher cost time deposits.

Borrowings

Total borrowings at September 30, 2003 were $4.7 billion, compared to $6.4 billion at December 31, 2002 and $5.8 billion at September 30, 2002. The decrease from December 31, 2002 is primarily related to the increase in funding available from deposits. The Consolidated Average Balance Sheet and Interest Rates and Note 6 to the unaudited consolidated financial statements provide additional information regarding Union Planters' borrowings.

Shareholders' Equity

Union Planters' total shareholders' equity decreased $37.3 million from December 31, 2002 to $3.2 billion at September 30, 2003. The major items affecting shareholders' equity are as follows:

  $ 201.1 million increase due to retained net earnings (net earnings less dividends paid)
  $ 31.2 million increase due to common stock issued for employee benefit plans
  $ 216.0 million decrease due to the repurchase of common stock
  $ 54.8 million decrease due to the net change in the unrealized gain or loss on available for sale investment securities
  $ 1.3 million increase due to the net change in the unrealized gain on cash flow hedges

During the third quarter of 2003, Union Planters repurchased and retired 4.0 million shares of its common stock and on October 20, 2003, purchased and retired an additional 5.0 million shares through an accelerated share acquisition program. These purchases, combined with those previously completed, brings to 21.0 million the number of shares repurchased under prior authorizations through September 30, 2003, by the Union Planters Board of Directors to repurchase up to 25.7 million shares. On October 16, 2003, the Board of Directors authorized the repurchase of up to 20.0 million additional shares of common stock.

Capital Adequacy

The following table presents information concerning Union Planters Corporation's and Union Planters Bank, National Association's (UPB) risk-based capital and capital adequacy ratios. The regulatory capital ratios qualify UPB for the "well-capitalized" regulatory classification.

Union Planters Corporation

Risk-Based Capital

	September 30,		December 31,
	2003	2002	2002
	(Dollars in millions)
Tier 1 capital	$ 2,521	$ 2,439	$ 2,409
Total risk-based capital	3,659	3,626	3,560
Risk-weighted assets	25,305	25,642	25,624
Ratios
Leverage (1)	7.66%	7.74%	7.47%
Tier 1 risk-based capital	9.96	9.51	9.40
Total risk-based capital	14.46	14.14	13.89
Total shareholders' equity/total assets (at period-end)	9.91	9.73	9.45

    Based on period-end capital and quarterly adjusted average assets.

As more fully discussed in Note 8 to the unaudited consolidated financial statements, during the first quarter of 2003, preferred stock of Union Planters Preferred Funding Corporation was sold to unrelated third parties resulting in an increase in Tier 1 capital of approximately $87 million at the time of the transaction.

As more fully discussed in Note 1 to the unaudited consolidated financial statements, Trust Preferred Securities issued by the UPC Trust presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. Despite the fact that implementation of FIN No. 46 resulted in deconsolidation of the UPC Trust, the Federal Reserve Board has indicated that until further notice, Trust Preferred Securities will continue to count as Tier 1 regulatory capital, even though they are no longer included on the consolidated balance sheet. Should the Federal Reserve Board ever reach a conclusion that Trust Preferred Securities no longer included on the consolidated balance sheet would cease to qualify as Tier 1 regulatory capital, Union Planters' Tier 1 regulatory capital would be reduced by approximately $200 million.

Union Planters Bank, National Association

Risk Based Capital

	September 30,		December 31,
	2003	2002	2002
	(Dollars in millions)
Tier 1 capital	$ 2,453	$ 2,480	$ 2,310
Total capital	3,056	3,089	2,919
Risk-weighted assets	25,101	25,414	25,447
Ratios
Leverage (1)	7.52%	7.97%	7.25%
Tier 1 risk-based capital	9.77	9.76	9.08
Total risk-based capital	12.17	12.15	11.47

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

At October 1, 2003, the parent company could have received dividends from subsidiaries of $136.0 million without prior regulatory approval. The payment of dividends by Union Planters' subsidiaries will be dependent on the future earnings and capital and liquidity considerations. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

During August 2003, Union Planters filed a shelf registration statement to register an aggregate amount of $1.5 in billion securities. Under this shelf registration, Union Planters and/or certain of its nonbank subsidiaries, may offer for sale, from time-to-time, senior debt securities, subordinated debt securities, preferred stock, common stock and warrants. At September 30, 2003, no securities had been sold under this shelf registration.

Union Planters has a $5.0 billion senior and subordinated bank note program. Under the program, UPB may issue senior bank notes with maturities ranging from 30 days to one year from their respective issue dates (Short-term Senior Notes), senior bank notes with maturities more than one year to 30 years from their respective dates of issue (Medium-term Senior Notes) and subordinated bank notes with maturities from 5 years to 30 years from their respective dates of issue (Subordinated Notes). As of September 30, 2003, there were no Subordinated Notes or Short-term Senior Notes outstanding under this program and $600.0 million in Medium-term Senior Notes had been issued under this program.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Union Planters' assets and liabilities are principally financial in nature, and the resulting earnings, primarily net interest income, are subject to change as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect pricing decisions on assets and liabilities, and the resulting net interest income represents approximately 60% of Union Planters' revenues for the three months ended September 30, 2003, on a fully taxable-equivalent basis. Consequently, a substantial part of Union Planters' risk-management activities are devoted to managing interest rate risk. Currently, Union Planters does not have significant risks related to foreign exchange, commodities or equity risk.

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

The ALCO employs simulation analysis as the primary tool for quantifying interest rate risk. Simulation analysis utilizes cash flow, maturity and repricing information from the Company's existing balance sheet and combines that with assumptions about future market environments with respect to rates, spread, volatilities, expected customer behavior and management pricing actions. Key assumptions that drive simulation results include the following:

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

As of September 30, 2003, simulation analysis indicated that the Company's earnings would tend to decrease under scenarios of dramatically lower rates as compared to scenarios of stable rates. The following table depicts how sensitive Union Planters' net interest income is to immediate parallel shifts in rates.

September 30, 2003		June 30, 2003	December 31, 2002
	(Dollars in millions)
+200 basis point rate shock	$ .7	$ 14.4	$ 32.4
+100 basis point rate shock	(4.1)	6.3	18.3
-100 basis point rate shock	(12.6)	(26.7)	(17.9)

Given the current level of short-term market interest rates, a 200 basis point decline in rates is not possible without allowing rates to drop below 0%. Therefore, management does not consider a -200 basis point rate shock scenario meaningful.

For more information on interest rate risk associated with mortgage servicing rights, see Notes 4 and 13 to the unaudited consolidated financial statements. The Corporation may maintain portfolios of fixed-income securities and/or derivative financial instruments, including interest rate swaps, swaptions, caps and floors, to mitigate changes in fair value of mortgage servicing rights.

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

There was no change in Union Planters' internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Union Planters' internal controls over financial reporting.

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

While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that Union Planters' financial position, results of operations nor liquidity will be materially adversely affected by the ultimate resolution of pending or threatened legal proceedings. There were no material developments during the third quarter of 2003 in any of the pending or threatened actions that affected such opinion.

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

On September 30, 2003, Union Planters reached a tentative agreement with another financial institution whereby Magna Insurance, Inc. (Magna), an indirect wholly-owned insurance subsidiary of Union Planters would be sold to the other financial institution. At September 30, 2003, Magna had total assets of $30.4 million and total stockholder's equity of $19.7 million. The transaction is subject to the approval of the Mississippi state insurance commissioner and is not expected to close any earlier than November 2003. Union Planters does not expect to recognize a significant gain or loss as a result of this transaction.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits:

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Additional exhibits furnished with this report:
32(a)	906 Certification of Chief Executive Officer
32(b)	906 Certification of Chief Financial Officer

Reports on Form 8-K:

	Date of Current Report	Subject
1.	July 17, 2003	Press release announcing second quarter 2003 earnings, furnished under Item 12, and supplemental financial information reported under Item 5.
2.	July 17, 2003	Slides and transcript from the annual shareholders meeting, furnished under Item 12.
3.	August 22, 2003	Management's discussion and analysis of financial condition and results of operations for 2002, updated to include disclosures regarding non-GAAP financial measures, reported under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNION PLANTERS CORPORATION
(Registrant)

Date: November 10, 2003	By: /s/ Jackson W. Moore
Jackson W. Moore, Chairman,
President and Chief Executive Officer

Date: November 10, 2003	By: /s/ Bobby L. Doxey
Bobby L. Doxey,
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer
32(a)	Section 906 Certification of Chief Executive Officer
32(b)	Section 906 Certification of Chief Financial Officer

EXHIBIT-31

CERTIFICATIONS

I, Jackson W. Moore certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Planters Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 10, 2003

/s/ Jackson W. Moore

Jackson W. Moore,

Chairman, President and Chief Executive Officer

EXHIBIT-31

CERTIFICATIONS

I, Bobby L. Doxey certify that:

1. I have reviewed this quarterly report on Form 10-Q of Union Planters Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 10, 2003

/s/ Bobby L. Doxey

Bobby L. Doxey,

Senior Executive Vice President, Chief Financial Officer and

Chief Accounting Officer