Form 10-K
period 2003-12-31
UNION PLANTERS CORP
filed 2004-03-12
CIK 100893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (901) 580-6000

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant at June 30, 2003 was approximately $6,091,668,289

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE
REGISTRANT’S CLASSES OF COMMON STOCK

CLASS Common Stock having a par value of $5 per share	OUTSTANDING AT FEBRUARY 29, 2004 189,349,039

DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the Definitive Proxy Statement for the 2004 Annual Meeting of Union Planters’ Shareholders are incorporated into Part III of Form 10-K.

Form 10-K Index

Part I

Item 1. Business

General

Union Planters Overview

Union Planters Corporation (Union Planters or the Company), headquartered in Memphis, Tennessee, is the largest bank holding company headquartered in Tennessee and is among the 30 largest bank holding companies based in the United States, with $31.91 billion in total assets at December 31, 2003. Union Planters Bank, National Association (Union Planters Bank or UPB), the principal banking subsidiary, was founded in 1869 and operates in 12 states: Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. Union Planters offers a full range of commercial and consumer financial solutions through a network of 717 banking offices, 925 ATMs and the resources of specialized business units and subsidiaries. Trust services include investment management, personal trust services, employee benefit administration and proprietary mutual funds. Investment and insurance services include annuities, brokerage, life insurance, home and auto insurance, commercial property and casualty insurance, crop and hail insurance, environmental insurance and title insurance. Union Planters provides a full range of mortgage products through Union Planters banking centers and a network of mortgage production offices. Capital Factors, Inc. (Capital Factors), based in Boca Raton, Florida, provides receivable-based commercial financing and related fee-based credit, collection and management information services. Capital Factors has regional offices in Atlanta, Georgia; Charlotte, North Carolina; Dallas, Texas; Los Angeles, California; New York, New York; and an office specializing in financing to the rental car industry in San Ramon, California. Strategic Outsourcing, Inc. (SOI), based in Charlotte, North Carolina, provides professional employment services such as payroll administration, tax reporting, compliance, workers’ compensation, insurance and benefits management.

Information about Union Planters’ business segments and nonbanking lines of business is contained under (and incorporated by reference to) the headings “Union Planters Overview” and “Noninterest Income” under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Business Segment Review” in Part II, Item 7, and in Note 21 to the consolidated financial statements, in Part II, Item 8, beginning on pages 24 and 79, respectively.

Union Planters completed one acquisition in 2001 and none in 2002 or 2003. Information about the banking organization acquired since January 1, 2001, its asset size and the consideration paid is included in (and incorporated by reference to) the table titled “Acquisitions Completed Since January 1, 2001” under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part II, Item 7, and in Note 2 to the consolidated financial statements in Part II, Item 8. Reference is also made to the “Recent Developments and Management Initiatives” discussion in Part II, Item 7 and Note 24 to the consolidated financial statements in Part II, Item 8 for information regarding the pending merger agreement, dated January 22, 2004, between Union Planters and Regions Financial Corporation.

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

Supervision and Regulation

General

As a registered bank holding company, Union Planters is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 (BHCA). Each of Union Planters’ banking subsidiaries is a member of the Federal Deposit Insurance Corporation (the FDIC) and, as such, their deposits are insured by the FDIC to the maximum extent provided by law.

Union Planters currently has two banking subsidiaries, the principal subsidiary being Union Planters Bank, a national banking association which is subject to supervision and examination by the Office of the Comptroller of the Currency (the Comptroller) and the FDIC. The state bank subsidiary of Union Planters is subject to supervision and examination by the FDIC and the Tennessee Department of Financial Institutions. Union Planters’ banking subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of their customers and depositors. These laws and regulations include requirements to maintain reserves against deposits, restrictions on the types and amounts of loans and other extensions of credit that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made, as well as the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banking subsidiaries. In addition to the impact of regulation, the banking subsidiaries are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Set forth below are brief descriptions of selected laws and regulations applicable to Union Planters and its subsidiaries. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. Changes in an applicable law or regulation could have a material effect on the business of Union Planters.

Nonbanking subsidiaries of Union Planters are also subject to regulation by other federal and state agencies. The nonbank subsidiaries engaged in insurance activities are subject to regulation by the insurance departments in the states in which they conduct business. Union Planters’ registered broker-dealer subsidiary is regulated by the Securities and Exchange Commission, among others, and is subject to the rules and regulations of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization. Union Planters’ registered investment adviser is subject to regulation by the Securities and Exchange Commission and requirements imposed under the Investment Advisers Act of 1940 that are intended to benefit clients of investment advisers and shareholders in mutual funds rather than holders of Union Planters’ securities.

Acquisitions and Mergers

Under the BHCA, Union Planters must obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also restricts Union Planters’ ability to acquire direct or indirect ownership or control of 5% or more of any class of voting shares of any nonbanking corporation, as discussed below. The BHCA further provides that the Federal Reserve Board may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any region of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the CRA), as amended. Under the CRA, all financial institutions have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire communities, including low-to-moderate income neighborhoods. Based on their most recent CRA compliance examinations, Union Planters’ subsidiary banks and federal savings bank have all received at least a “satisfactory” CRA rating.

Impact of the Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act allows banking organizations, such as Union Planters, to be affiliated with insurance organizations and securities firms. An eligible bank holding company may elect to be treated as a financial holding company, and, as such, it may engage in financial activities (activities that are financial in nature, such as insurance and securities underwriting and dealing activities) and activities the Federal Reserve Board determines to be complementary to financial activities which do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. To be eligible to elect the status of a financial holding company, all of the depository institution subsidiaries of the bank holding company must meet the requirements of their regulators to be considered well managed and well capitalized and have a CRA rating of at least “satisfactory.” Bank holding companies that do not elect the status of a financial holding company may continue to engage in and own companies conducting nonbanking activities which had been determined by Federal Reserve Board order or regulation prior to the Gramm-Leach Bliley Act, to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

The Federal Reserve Board and the Treasury Secretary determine what activities qualify as financial in nature and have adopted regulations identifying certain activities as financial in nature or incidental to financial activities, as well as the procedures that allow a financial holding company to request the Board’s approval to conduct an activity that is complementary to a financial activity. A financial holding company is not required to obtain prior Federal Reserve Board approval in order to engage in the financial activities identified in the Act or the Federal Reserve Board regulations, other than in connection with an acquisition of a thrift institution. However, a financial holding company cannot commence, or acquire, any new financial activities if one of its depository institution subsidiaries receives a less than satisfactory CRA rating. If any of a financial holding company’s depository institution subsidiaries ceases being well capitalized or well managed and compliance is not achieved within 180 days, a financial holding company may be forced to divest its depository institutions.

Subject to certain exceptions, national banks, such as Union Planters’ principal subsidiary, Union Planters Bank, are able to engage in financial activities through separate subsidiaries. Conducting financial activities through a bank subsidiary can impact capital adequacy, and restrictions apply to affiliate transactions between the bank and its financial subsidiary. Under the financial modernization legislation, the banking regulators, the Securities and Exchange Commission, state securities regulators and organizations, and the state insurance regulators functionally regulate the banking, securities and insurance activities of financial organizations.

The Gramm-Leach-Bliley Act contains a number of other provisions that affect Union Planters’ operations and the operations of all financial institutions, including consumer privacy protections, which allow financial institutions to disclose nonpublic personal financial information to third parties only after customers have had the opportunity to “opt out” of such disclosures.

Union Planters meets the eligibility requirements to elect the status of a financial holding company, but has not elected such status.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act), Union Planters and any other bank holding company may acquire a bank located in any state, subject to certain deposit-percentage limitations, aging requirements and other restrictions. The Interstate Act generally permits a bank to conduct interstate branching through acquisitions of banks in other states, unless the state in question adopted legislation prior to June 1, 1997 to “opt-out” of interstate banking. Management anticipates that substantially all of Union Planters’ banking subsidiaries will ultimately be merged with and into UPB to the extent allowed by law.

The Interstate Act also permits a bank to establish de novo branches in another state to the extent de novo interstate branching is expressly permitted by the laws of that state.

Capital

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The minimum guideline for the ratio (Risk-Based Capital Ratio) of total capital (Total Capital) to risk-weighted assets (including certain off-balance-sheet commitments such as standby letters of credit) is 8%. At least one-half of Total Capital must be composed of Tier 1 Capital which generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and certain nonfinancial equity investments, less goodwill and certain other intangible assets. The remainder, denominated “Tier 2 Capital,” generally consists of limited amounts of subordinated debt, qualifying hybrid capital instruments, other preferred stock, loan loss reserves and unrealized gains on certain equity securities.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets less goodwill (Leverage Ratio) of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that bank holding companies anticipating or experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a “tangible Tier 1 Leverage Ratio” (after deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

All of Union Planters’ banking subsidiaries are subject to Risk-Based and Leverage Capital Ratio requirements adopted by their respective federal regulators, which are substantially similar to those adopted by the Federal Reserve Board. Each of Union Planters’ banking subsidiaries satisfied the minimum capital requirements applicable to it and had the capital levels required to qualify as a “well-capitalized” institution under the prompt corrective action provisions discussed below. A bank’s capital classifications may have an influence on a bank’s business activities. For example, under regulations adopted by the FDIC governing the receipt of brokered deposits, a bank may not lawfully accept, roll over or renew brokered deposits unless either (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. Applicable capital and ratio information for Union Planters and UPB is contained in Note 13 to the consolidated financial statements in Part II, Item 8, which is incorporated herein by reference. Neither Union Planters nor any of its banking subsidiaries has been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) and the joint regulations thereunder adopted by the federal banking agencies require the banking regulators to take prompt corrective action if depository institutions do not meet their minimum capital requirements. A depository institution is considered to be significantly undercapitalized if it has a Total Capital Ratio of less than 6.0%; a Tier I Capital ratio of less than 3.0%; or a Leverage Ratio of less than 3.0%. An institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. “Tangible equity” includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets, with certain exceptions.

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

Dividend Restrictions

Union Planters is a legal entity separate and distinct from its banking, thrift and other subsidiaries. Union Planters’ principal sources of cash flow (including cash flow to pay dividends to shareholders, on a parent company only basis) are dividends paid to Union Planters by its subsidiaries. The right of Union Planters, and consequently the rights of creditors and shareholders of Union Planters, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends, or otherwise, is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that claims of Union Planters in its capacity as a creditor may be recognized.

There are statutory and regulatory limitations on the payment of dividends to Union Planters by its banking subsidiaries. UPB, a national banking association, is required by federal law to obtain the prior approval of the Comptroller for the declaration of dividends if the total of all dividends to be declared by the board of directors of such bank in any year would exceed the total of (i) such bank’s net profits (as defined and interpreted by regulation) for that year, plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. Union Planters’ state-chartered banking subsidiary is subject to similar restrictions on the payment of dividends under Tennessee law. Furthermore, all depository institutions are prohibited from paying any dividends, making other distributions or paying any management fees if, after such payment, the depository institution would fail to satisfy its minimum capital requirements. At January 1, 2004, under dividend restrictions imposed under federal and state laws, Union Planters’ banking subsidiaries could declare aggregate dividends of approximately $109 million without obtaining prior regulatory approval. During 2003, Union Planters’ banking subsidiaries declared $532 million in dividends to Union Planters. Future dividends will depend primarily upon the level of earnings of the banking subsidiaries of Union Planters. Federal banking regulators also have the authority to prohibit banks and bank holding companies from paying a dividend if they should deem such payment to be an unsafe or unsound practice.

Support of Banking Subsidiaries

Under Federal Reserve Board policy, Union Planters is expected to act as a source of financial strength to its banking subsidiaries and, where required, to commit resources to support each of such subsidiaries. Moreover, if one of its banking subsidiaries should become undercapitalized, under FDICIA, Union Planters would be required to guarantee the subsidiary bank’s compliance with its capital plan in order for such plan to be accepted by the federal regulatory authority.

Under the “cross guarantee” provisions of the Federal Deposit Insurance Act (the FDI Act), any FDIC-insured subsidiary of Union Planters may be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the “default” of any other commonly controlled FDIC-insured subsidiary or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured subsidiary “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver, and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Such liability could have a material adverse effect on the financial condition of any assessed bank and Union Planters. While the FDIC’s claim is junior to the claims of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is superior to the claims of shareholders and affiliates.

Transactions With Affiliates

There are various legal restrictions on the extent to which a bank holding company or its nonbank subsidiaries may borrow or otherwise obtain credit from or sell assets or affiliate securities to its bank subsidiaries. In general, covered transactions with a bank subsidiary must be on nonpreferential terms and cannot exceed, as to any one of the holding company or the holding company’s nonbank subsidiaries, 10% of the bank’s capital stock and surplus, and as to the holding company and all of its nonbank subsidiaries in the aggregate, 20% of such capital stock and surplus. Special collateral requirements also apply to covered extensions of credit.

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

Recent Legislative Initiatives

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

Personnel

As of December 31, 2003, Union Planters, including all subsidiaries, had 10,640 full-time equivalent employees.

Website

The address of Union Planters’ Internet website is http://www.unionplanters.com. Union Planters makes available free of charge through this Internet website (under “Investor Relations”) the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Proxy Statements and amendments to those reports as soon as reasonably practicable after they are electronically filed with (or furnished to) the Securities and Exchange Commission (SEC). Reports, proxy and information statements and other information regarding the Company also are contained on SEC’s Internet website, http://www.sec.gov.

Union Planters has posted its corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters for its Audit and Compensation/Nominations/Corporate Governance Committees on its website http://www.unionplanters.com (under “Corporate Governance”). That information is available in print to any shareholder who requests it.

Statistical Disclosures

The following table presents the maturities and sensitivities of certain of Union Planters’ loans to changes in interest rates at December 31, 2003:

		Due After One
	Due Within	But Within	Due After
	One Year	Five Years	Five Years
	(Dollars in thousands)
Commercial, financial and agricultural (1)	$4,685,554	$579,678	$385,435
Real Estate – Construction	2,077,903	210,638	15,768
Foreign	252,936	4,209	1,568

Total	$7,016,393	$794,525	$402,771

Fixed Rate		$652,843	$122,324

Variable Rate		$141,682	$280,447

(1)	Includes accounts receivable-factoring and direct lease financing.

The following table presents maturities of certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2003 (dollars in thousands):

Under 3 Months	$439,020
3 to 6 Months	311,297
6 to 12 Months	273,979
Over 12 Months	552,620

Total	$1,576,916

Additional statistical information can be found in Part II, Item 7 of this report.

Item 1A	Executive Officers of the Registrant

The following lists the executive officers of Union Planters and all positions and offices they hold with Union Planters and its subsidiary, UPB. Executive officers of Union Planters are elected annually.

Name	Positions of Executive Officers with Union Planters and UPB
Jackson W. Moore	Chairman, President and Chief Executive Officer
Bobby L. Doxey	Senior Executive Vice President and Chief Financial Officer
Adolfo Henriques	Southern Banking Group Chief Executive and Head of Commercial Banking
Alan W. Kennebeck	Senior Executive Vice President Director of Financial Services
Lou Ann Poynter	Director, Senior Executive Vice President Mortgage Banking
H. Lynn Harton	Senior Executive Vice President and Chief Credit Officer
Steven J. Schenck	Midwest Banking Group Chief Executive and Head of Credit Improvement
John V. White, Jr.	Central Banking Group Chief Executive and Head of Retail Banking and Financial Services

The following biographies show the age as of March 7, 2004 and the principal occupations during the past five years of each of the executive officers of Union Planters:

Mr. Moore (age 55) was elected Chairman and Chief Executive Officer of Union Planters in September 2000. Mr. Moore had been President of Union Planters since April 1989 and was elected President of UPB January 1, 1998. In April 1994, Mr. Moore was elected Chief Operating Officer of Union Planters and was elected to the same position with UPB January 1, 1998. He is also a Director of PSB Bancshares, Inc. and a Vice President and Director of its subsidiary, Peoples Southern Bank (not an affiliate bank of Union Planters), located in Clanton, Alabama. He has served on the Boards of Union Planters and UPB since 1986.

Mr. Doxey (age 56) was appointed Senior Executive Vice President in March 2000 and currently serves as Chief Financial Officer. Prior to joining Union Planters, Mr. Doxey was a Senior Vice President and Financial Systems Project Manager and Manager of Organizational Profitability Measurement with Bank One Corporation. He was Senior Vice President and Controller for Bank One Corporation from 1996 to 1998.

Mr. Henriques (age 50) was appointed Senior Executive Vice President in June 2001 and currently serves as Southern Banking Group Chief Executive and Head of Commercial Banking. Previously, Mr. Henriques was Chairman and Chief Executive Officer of Union Planters Bank in Florida. Prior to joining Union Planters in February 1998, Mr. Henriques was Chairman of NationsBank for South Florida.

Mr. Kennebeck (age 58) was appointed Senior Executive Vice President in June 2001 and currently serves as Director of Financial Services. Previously, Mr. Kennebeck was Senior Executive Vice President for Retail Services for Union Planters. Prior to joining Union Planters in February 2000, Mr. Kennebeck was President and Chief Executive Officer of AMCORE Investment Group and Chairman of AMCORE Insurance Group, Inc., AMCORE Investment Services, Inc. and Investment Management Group. He was also Executive Vice President of AMCORE Financial, Inc.

Ms. Poynter (age 57) was appointed Senior Executive Vice President in June 2001, and currently serves as Head of Mortgage Banking. Previously, Ms. Poynter was Executive Vice President and Regional Bank Group Manager of the Southeast Region for Union Planters since October 2000. Prior to that, she was Chairman and Chief Executive Officer of Union Planters Bank in Hattiesburg, Mississippi, a position she held since November 1997.

Mr. Harton (age 49) was appointed Senior Executive Vice President in July 2003 and currently serves as Chief Credit Officer. Previously, Mr. Harton was Senior Executive Vice President of Lending and Credit Administration for BB&T since 1984.

Mr. Schenck (age 55) was appointed Senior Executive Vice President in June 2001 and currently serves as Midwest Banking Group Chief Executive and Head of Credit Improvement. Previously, Mr. Schenck was President and Chief Executive Officer of Union Planters Bank in Indiana. Between March 1999 and the third quarter of 2000, he was President and Chief Executive Officer of Union Planters Bank in Indianapolis. From 1993 to 1999, Mr. Schenck was Senior Vice President of First Chicago NBD, responsible for certain Indiana banking markets and Manager of Indiana Credit.

Mr. White (age 56) was appointed Senior Executive Vice President in June 2001 and currently serves as Central Banking Group Chief Executive and Head of Retail Banking and Financial Services. Previously, Mr. White was Executive Vice President of Union Planters and President and Chief Executive Officer of Union Planters Bank of Memphis. From 1993 until joining Union Planters in May 2000, Mr. White was Executive Vice President of National City Corporation with responsibilities for the Indiana Retail Banking Group.

Messrs. Moore, Doxey, Henriques, Kennebeck, Schenck and White are all employed as executive officers pursuant to employment agreements with Union Planters.

Item 2. Properties

Union Planters’ corporate headquarters are located in the Company-owned building at 6200 Poplar Avenue, Memphis, Tennessee. In addition to being Union Planters’ corporate headquarters, the building, located in East Memphis, houses a full service bank.

As of December 31, 2003, Union Planters operated 19 banking offices in Alabama, 24 in Arkansas, 72 in Florida, 81 in Illinois, 71 in Indiana, 21 in Iowa, 27 in Kentucky, 23 in Louisiana, 111 in Mississippi, 79 in Missouri, 174 in Tennessee and 15 in Texas. The mortgage banking operations of UPB operate 28 mortgage production offices in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Nevada, North Carolina, Ohio, Texas and Washington. The majority of these locations are owned. Union Planters’ subsidiaries also operate 925 twenty-four-hour automated teller locations. A wholly-owned subsidiary, Capital Factors, Inc., has operations in leased facilities in Boca Raton, Florida and Ft. Lauderdale, Florida; Los Angeles, California; San Ramon, California; New York, New York; Charlotte, North Carolina; Dallas, Texas; and Atlanta, Georgia.

There are no material encumbrances on any of the Company-owned properties.

Item 3. Legal Proceedings

Union Planters and/or various subsidiaries, including UPB, are parties to various pending civil actions, all of which are being defended vigorously. Additionally, the Company and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business. While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that neither Union Planters’ financial position, results of operations nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings.

As previously reported in reports filed by Union Planters with the Securities and Exchange Commission:

On May 1, 2002, Union Planters Bank, N.A. filed a complaint against Continental Casualty Company (CNA) in the United States District Court for the Western District of Tennessee (Docket No. 02-cv-2321-Ma) seeking recovery under the insurance policy it maintains with CNA for the damages resulting from fraud associated with a $25 million mortgage warehouse line of credit extended by UPB. UPB charged off the line of credit in the quarter ended September 30, 2001 and established a $17 million receivable for the estimated recovery under the insurance policy. The Judge continued the trial indefinitely pending his ruling on the Motions for Summary Judgment, which is expected to resolve all issues in the case.

A complaint was filed in February 2000 by John Connors in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, naming as defendants Magna Bank (subsequently merged into UPB), Magna’s Chief Executive Officer, its Board of Directors and its outside legal counsel. Magna was acquired by the Company on July 1, 1998. The complaint is related to collection efforts by UPB against the plaintiff on a line of credit and a series of notes. The complaint alleges breach of fiduciary duty by the defendants in failing to dispose of certain collateral in a commercially reasonable manner and interference with plaintiff’s contractual and business affairs. The plaintiff is seeking compensatory and punitive damages of $300 million. Based on information received to date, the Union Planters believes that the claims are without merit and is vigorously defending this action.

UPB, as successor to Magna Bank, is presently a defendant in various suits filed in Illinois, related to various trusts owned by SBU, Inc., a Missouri corporation, and SBU of Illinois, Inc., an Illinois corporation (collectively, SBU). The trusts were funded with structured settlement proceeds the plaintiffs had received in settlement of accident cases and invested with SBU. Magna Bank served as trustee. The suits are related to losses the plaintiffs incurred after SBU terminated Magna as trustee and moved the trust assets to another corporation designated by SBU. Magna filed legal proceedings opposing the transfer of the trust assets but was ordered by the Illinois State Trial and Appellate Court to release the assets. The trust assets were then misappropriated after they were transferred to Flag Finance, the successor trustee designated by SBU. Plaintiffs have filed several actions naming UPB, other banks, James Gibson (a principal in both SBU and Flag Finance), brokerage houses, accounting firms, law firms and individuals and are seeking compensatory and punitive damages. The suits were identified as: Burgard and McCraken et al v. UPB et al filed in July 2001 in the Twentieth Judicial Circuit of St. Clair County, Illinois, which includes thirteen individual plaintiffs seeking compensatory and punitive damages of $16,344,100; Clark et al v. UPB et al filed in October 2001 in the Third Judicial Circuit of Madison County, Illinois, which includes eight individual plaintiffs seeking compensatory damages of $5,347,451; Gaudreault et al v. UPB et al filed in March 2001 in the Third Judicial Circuit of Madison County, Illinois, which included four individual plaintiffs seeking compensatory damages of $4,947,754; Hicks v. UPB et al filed in August 2000 in the Fourth Judicial Circuit of Marion County, Illinois in which the plaintiff is seeking compensatory and punitive damages totaling twenty million dollars; Cange v. UPB et al filed in January 2000 in the Twentieth Judicial Circuit of St. Clair County, Illinois in which the plaintiff is seeking compensatory damages totaling $46,000; Vaughn v. UPB et al filed in December 2002 in the Circuit Court for the City of St. Louis, Missouri in which the plaintiff is seeking compensatory damages of $800,000; Topsakalyan et al v. UPB et al filed in September 2000 in the Circuit Court of Cook County, Illinois, which includes numerous individual plaintiffs seeking compensatory and punitive damages totaling $300.0 million dollars. The Circuit Court Judge dismissed the Topsakalyan case with prejudice in December 2002, and the plaintiffs appealed to the First District Court of Appeals of Illinois. Union Planters believes the claims against it are without merit and is vigorously defending the appeal. James v. UPB et al was filed in August 2002 in the Twentieth Judicial Circuit of St. Clair County, Illinois and is a putative class action seeking compensatory and punitive damages totaling $77,805,510. The proposed class in James includes individuals who are named plaintiffs in some of the above cases. Union Planters’ insurance carrier, CNA, has concluded a settlement on the Gaudreault claims, and the case against Union Planters was dismissed on December 19, 2003. CNA has also entered into a settlement agreement in the James case, which, when finalized, will conclude the claims of the Plaintiffs in all other cases above, excluding Hicks and Topsakalyan. The Hicks case is currently set for trial, and Union Planters believes that the claims against it are without merit and is vigorously defending the action.

On January 26, 2004, two Union Planters stockholders filed purported class action complaints in the Chancery Court of Shelby County, Tennessee, Elmer Biddick Charitable Foundation v. Union Planters Corporation et. al. Civil Action No. CH-04-0151-2 and Booth Family Trust v. Union Planters Corporation et al. Civil Action No. CH-04-0163-1, on behalf of all stockholders other than the defendants against Union Planters Corporation and the members of its board of directors in connection with the merger. In addition, on the next day, a Regions Financial Corporation (Regions) shareholder filed a purported class action complaint in the Circuit Court of Jefferson County, Alabama against Regions and the members of its board of directors in connection with the merger. Each of the complaints alleges that the defendant board of directors breached its fiduciary duties in approving the merger. The lawsuits seek, among other things, to recover costs and to enjoin or rescind the transactions contemplated by the merger agreement. In addition, the lawsuits against Union Planters seek to recover unspecified damages. Union Planters and Regions believe that these lawsuits are entirely without merit and intend to defend against them vigorously.

Part II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

The information required by Item 5 is included in the “Selected Quarterly Data” table in Item 8.

Item 6. Selected Financial Data

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$1,196,598	$1,289,581	$1,276,080	$1,231,179	$1,256,531
Provision for losses on loans	(181,539)	(197,901)	(131,963)	(77,062)	(74,045)
Investment securities gains	8,203	23,027	9,582	381	2,128
Other noninterest income	757,139	728,742	702,399	539,054	490,788
Noninterest expense	(1,114,631)	(1,076,538)	(1,180,679)	(1,082,936)	(1,056,570)

Earnings before income taxes	665,770	766,911	675,419	610,616	618,832
Income taxes	(167,657)	(237,924)	(231,869)	(201,306)	(208,834)

Net earnings	$498,113	$528,987	$443,550	$409,310	$409,998

Per Common Share Data
Net earnings
Basic	$2.55	$2.61	$2.15	$2.01	$1.92
Diluted	2.52	2.59	2.13	2.00	1.90
Cash dividends	1.33	1.33	1.33	1.33	1.33

	Years ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Book value	16.18	16.21	15.56	14.35	13.27
Balance Sheet Data (at period-end)
Total assets	$31,910,729	$34,144,363	$33,197,604	$34,720,718	$33,280,353
Loans, net of unearned income	21,996,037	22,774,732	23,163,039	23,957,494	21,446,400
Allowance for losses on loans	330,826	350,931	341,930	335,452	342,300
Available for sale securities	4,955,877	5,467,283	4,780,629	6,843,670	7,472,455
Total deposits	23,146,184	23,330,440	23,430,502	23,113,383	23,372,116
Short-term borrowings (1)	2,451,285	3,639,763	3,076,679	6,086,896	5,422,504
Long-term debt (1)
Parent company	1,297,089	890,017	878,626	379,303	379,656
Subsidiary banks	1,328,112	1,897,756	1,858,073	1,559,668	738,114
Total shareholders’ equity	3,065,639	3,226,282	3,223,741	2,920,054	2,776,109
Average assets	33,199,857	32,617,526	34,209,871	33,882,405	32,902,370
Average shareholders’ equity	3,164,381	3,203,027	3,100,945	2,807,672	2,980,664
Average shares outstanding (in thousands)
Basic	195,030	201,927	205,543	202,756	212,781
Diluted	197,383	204,609	208,043	204,983	215,975
Profitability and Capital Ratios
Return on average assets	1.50%	1.62%	1.30%	1.21%	1.25%
Return on average common equity	15.77	16.55	14.34	14.63	13.80
Net interest margin	4.01	4.44	4.20	4.11	4.36
Net interest spread	3.66	3.96	3.53	3.41	3.69
Loans/deposits (period-end)	95.03	97.62	98.86	103.65	91.76
Common and preferred dividend payout ratio	52.47	51.05	61.92	66.62	69.93
Shareholders’ equity/total assets (period-end)	9.61	9.45	9.71	8.41	8.34
Average shareholders’ equity/average total assets	9.53	9.82	9.06	8.29	9.06
Leverage ratio	7.89	7.47	7.56	6.53	6.65
Tier 1 capital/risk-weighted assets	9.60	9.40	9.75	8.63	9.50
Total capital/risk-weighted assets	15.60	13.89	14.47	11.47	12.69
Credit Quality Ratios (2)
Allowance for losses on loans/period-end loans	1.50%	1.54%	1.48%	1.40%	1.64%
Nonperforming loans/total loans	.95	1.16	1.02	.58	.64
Allowance for losses on loans/nonperforming loans	158	133	144	242	251
Nonperforming assets/loans and foreclosed properties.	1.19	1.50	1.31	.76	.81
Provision for losses on loans/average loans	.81	.86	.55	.34	.35
Net charge-offs/average loans	.89	.82	.53	.36	.46

(1)	Reference is made to Note 9 to Union Planters’ consolidated financial statements for the components of short- and long-term debt.

(2)	Exclusive of loans held for resale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of the major trends affecting the results of operations and financial condition of Union Planters Corporation (Union Planters or the Company). This discussion supplements Union Planters’ consolidated financial statements and accompanying notes, which begin on page 48 and should be read in conjunction with the consolidated financial statements and the related financial tables beginning on page 36. Throughout this discussion, certain prior year amounts have been reclassified to conform to the current year presentation.

Key Performance Highlights for 2003

•	Net earnings for 2003 were $498.1 million, or $2.52 per diluted share, compared to $529.0 million, or $2.59 per diluted share, in 2002.

•	Net earnings for 2003 represented a return on average assets of 1.50%, a return on average common equity of 15.77% and a return on average tangible common equity of 22.27%. For 2002, these returns were 1.62%, 16.55% and 23.22%, respectively.

•	The net interest margin on a fully taxable-equivalent basis was 4.01% in 2003, compared to 4.44% in 2002.

•	Average loans for 2003 decreased 2.8% to $22.46 billion compared to 2002, and average earning assets increased to $30.3 billion, an increase of 2.2%.

•	Nonperforming assets as a percentage of loans and foreclosed properties decreased from 1.50% at December 31, 2002 to 1.19% at December 31, 2003.

•	Net charge-offs as a percentage of average loans were .89% for 2003, compared to .82% for 2002. The provision for losses on loans as a percentage of average loans was .81% for 2003, compared to .86% for 2002.

•	Noninterest income increased $13.6 million, or 1.8%, in 2003 compared to 2002.

•	Noninterest expense increased $38.1 million, or 3.5%, in 2003 compared to 2002.

•	Key capital ratios include a tier-one capital to total risk-weighted assets ratio of 9.61% and a leverage ratio of 7.89% at December 31, 2003, compared to 9.40% and 7.47%, respectively, at December 31, 2002.

Risk Factors

Cautionary Statement Regarding Forward-Looking Information. This discussion and the qualitative and quantitative disclosures about market risk in Item 7A contain certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements are contained in certain sections that follow, such as Recent Developments and Management Initiatives, Net Interest Income, Provision for Losses on Loans, Noninterest Income, Noninterest Expense, Salaries and Employee Benefits, Loans and Interest Rate Risk. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. The words “anticipate,” “project,” “expect,” “believe,” “intend,” “estimate,” “should,” “is likely,” “target” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Examples of factors that could cause future results to vary from current management expectations include the following: the timing and amount of interest rate movements (which can have a significant impact on a financial institution); effects of changes in general economic conditions, as well as economic conditions in markets in which Union Planters conducts business and the impact in the United States of hostilities abroad; market and monetary fluctuations and uncertainties in the financial markets; inflation; competition within and outside the financial services industry; technology; risks inherent in originating loans, including prepayment risks, fluctuations in collateral values and changes in customer profiles; loan loss experience, the rate of loan charge-offs and the level of the provision for losses on loans; and changes in accounting principles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), insurance and securities regulatory agencies, unanticipated regulatory and judicial proceedings, unanticipated results in pending litigation or Internal Revenue Service examinations, changes in the laws, regulations and regulatory policies applicable to Union Planters and its subsidiaries, and Union Planters’ success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ materially from current expectations. Union Planters assumes no obligation to update any forward-looking statements that are made from time-to-time.

Recent Developments and Management Initiatives

On January 23, 2004, Union Planters and Regions Financial Corporation (Regions) announced that they had signed a definitive merger agreement. Regions, headquartered in Birmingham, Alabama, is a full-service provider of banking, securities brokerage, mortgage and insurance products and services. As of December 31, 2003, Regions had $48.60 billion in assets and shareholders’ equity of $4.45 billion. Its banking subsidiary, Regions Bank, operates more than 680 offices across a nine-state geographic footprint in the South and Texas. Its securities brokerage subsidiary, Morgan Keegan, provides investment and brokerage services from more than 140 offices. Upon completion of the merger, the combined company and its banking operations will be headquartered in Birmingham, while Morgan Keegan, along with the combined mortgage business, will be headquartered in Memphis. Terms of the agreement call for the formation of a new holding company named New Regions Financial Corporation. In the transaction, each share of Union Planters common stock will be converted into the right to receive one share of the new company stock, and each share of Regions common stock will be converted into the right to receive 1.2346 shares of the new company common stock. The acquisition is subject to regulatory and shareholder approvals and other customary closing conditions. The transaction is expected to be completed in mid 2004. As a result of the merger, certain change-in-control provisions will be triggered related to the Union Planters’ 401(k) Retirement Savings Plan and various stock incentive plans that will result in the immediate vesting of these benefits. In addition, in connection with the merger and pursuant to the terms of the series, all outstanding shares of Union Planters Cumulative, Convertible, Preferred Stock, Series E, will be redeemed on March 31, 2004.

Union Planters expects to incur pre-tax charges in 2004 of between $50 million to $60 million, or $.18 to $.22 after-tax per diluted share, to cover costs related to the reduction of the mortgage infrastructure to accommodate a lower level of production, bank office consolidations and a charge in connection with the transfer of loans in the brokered home equity portfolio into loans held for resale. Specific initiatives include:

•	Reduce mortgage staff by consolidating underwriting functions, improve productivity through the continued implementation of a new mortgage origination system and align staff levels with reduced mortgage-related volumes.

•	Streamline credit operations.

•	Consolidate selected underperforming branches and reduce facility costs by disposing of resultant vacant space.

•	Reduce credit costs through the disposition of the brokered home equity portfolio.

These initiatives, along with an improvement in overall credit costs and growth in our banking business, are expected to mitigate the anticipated decline in mortgage banking revenue during 2004. These are forward-looking statements, and actual results could differ because of several factors, including those identified in the discussion of Cautionary Statement Regarding Forward-Looking Information.

The planned pre-tax charges represent severance and other costs associated with the reduction in staff and the disposition of facilities and the brokered home equity portfolio.

Critical Accounting Policies

The accounting and reporting policies of Union Planters and its subsidiaries conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of Union Planters’ most significant accounting policies is contained in Note 1 to the consolidated financial statements. Union Planters considers its most critical accounting policies to consist of the allowance for losses on loans and the estimation of fair value, which are separately discussed below.

Allowance for Losses on Loans. The allowance for losses on loans represents management’s best estimate of inherent losses in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. The provision for losses on loans is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

Integral to the methodology for determining the adequacy of the allowance for loan losses is portfolio segmentation and impairment measurement. Under the Company’s methodology, loans are first segmented into 1) loans greater than $1 million, which are individually assessed for impairment and 2) those comprising large groups of smaller-balance homogeneous loans, including single-family mortgages and loans less than $1 million, that are collectively evaluated for impairment. Those loans in the first category are further segmented utilizing a defined grading system which involves categorizing loans by severity of risk based on conditions that may affect the ability of borrowers to repay their debt, such as current financial information, collateral valuations, historical payment experience, credit documentation, public information and current trends. The loans subject to credit classification represent the portion of the portfolio subject to the greatest credit risk and where adjustments to the allowance for losses on loans as a result of provisions and charge-offs are most likely to have a significant impact on operations.

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or inherent losses and to assign risk grades. The primary responsibility for this review rests with the management personnel assigned with accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters’ credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

Loans are considered impaired if, based on current information and events, it is probable that Union Planters will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. If a loan that is individually evaluated for impairment is found to have none, it is grouped together with loans having similar characteristics (e.g., the same risk grade), and an allowance for loan losses is maintained at a level approximating average charge-offs for all loans with the same risk grade for the past three years. The measurement of impaired loans is generally based on the fair value of the collateral for collateral-dependent loans. If the loan is not collateral-dependent, the measurement of impairment is based on the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties. Impairment identified through this evaluation process is a component of the allowance for loan losses. Management also applies judgment to alter the historical average charge-off rate for developing trends in the economy, in industries and other factors. For portfolio loans that are evaluated for impairment as part of homogenous pools, an allowance is maintained for these loans at a level approximating the average charge-offs for the past three years. Management also applies judgment to alter the historical average charge-off rate for developing trends in the economy and other factors.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for losses on loans.

Estimation of Fair Value. Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the Consolidated Balance Sheet at fair value or at the lower of cost or fair value. Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counterparties. Following is a discussion of the estimation of fair value for certain of Union Planters’ assets and liabilities:

Available for Sale Investment Securities and Trading Account Assets. Fair values for the majority of Union Planters’ available for sale investment securities are based on quoted market prices. In instances where quoted market prices are not available, fair values are based on the quoted prices of similar instruments with adjustment for relevant distinctions. For trading account assets, fair value is estimated giving consideration to the contractual interest rates, weighted-average maturities and anticipated prepayment speeds of the underlying instruments and market interest rates. The fair values of residual interests in loans securitized or sold are estimated through the use of a model based on prepayment speeds, weighted-average life, expected credit losses and an assumed discount rate.

Loans Held for Resale. Union Planters’ mortgage banking activities include the origination of mortgage loans for resale in secondary markets. Substantially all loans held for resale are carried at fair value on an aggregate basis due to designated hedging relationships. Any loans held for resale that are not part of a designated hedging relationship are carried at the lower of cost or fair value. The fair value of loans held for resale is based on anticipated liquidation values, which are determined by factors including: the interest rate, size and maturity of the underlying loans and associated investor demand for those loans; anticipated cash flows generated from the loans; the timing of sales; the value of underlying collateral; and the use of a discount rate. Changes in mortgage interest rates and in market conditions could adversely impact earnings in future periods as a result of valuation adjustments required if the fair value of the portfolio of loans held for resale falls below cost. Union Planters uses derivative financial instruments, as discussed below, to hedge the fair value of most of its loans held for resale against changes in mortgage interest rates.

Mortgage Servicing Rights. Mortgage servicing rights are stratified based on geographic area, guarantor, origination period and interest rate of the underlying loans. The fair value of mortgage servicing rights strata is determined by discounted cash flow analysis through the use of a model. In developing estimates of expected future cash flows, management considers the available evidence, including the timing and amount of: prepayments, market discount rates, foreclosure rates, anticipated ancillary income, earnings credit on mortgagors’ escrow deposits and cost to service. On a periodic basis, this evidence is compared for reasonableness with peer institutions, industry surveys, and where applicable and available, bulk and flow servicing sale transactions.

The most significant assumptions in the determination of fair value are prepayment speeds used in the valuation of each stratum and the discount rate. The model utilized by Union Planters gives consideration to the following attributes affecting the overall prepayment speeds for the underlying portfolio of loans giving rise to the mortgage servicing rights:

•	Base prepayment speed, which reflects turnover in various housing markets.

•	Aging, which reflects the time after loan origination that it takes for prepayments to reach their maximum level given constant interest rates.

•	Points effect, which is based upon the difference between the coupon on the mortgage and prevailing interest rates. This reflects the different characteristics on no-point and low-point loans.

•	Lagged interest rate effect representing the lag between interest rate changes and prepayment changes.

•	Burnout arising from some borrowers having a greater propensity to prepay than others. As the fast prepaying borrowers leave a pool, the remaining borrowers are likely to prepay at slower rates.

•	Seasonality, which is incorporated as a series of monthly adjustments, accounting for the yearly cycle of prepayments.

•	Home price effect, which occurs when significant home price appreciation leads to an incentive to refinance. A favorable rate environment allows the borrower to access increased equity in their home at a relatively low rate.

•	Adjustable Rate Mortgage (ARM) to ARM refinancing, representing the incentive to move from one ARM to a lower rate ARM.

•	ARM to fixed refinancing, representing the incentive to move from an ARM to a fixed-rate mortgage.

Prepayment speeds are accelerated by declines in mortgage interest rates. At December 31, 2003, an immediate 50 and 100 basis point decline in mortgage interest rates would have resulted in a decline in the fair value of mortgage servicing rights of $37.0 million and $90.1 million, respectively.

The discount rate represents a yield that a potential buyer might demand to compensate for risk inherent in the collection of the future cash flows.

Union Planters periodically evaluates its mortgage servicing rights to determine if the carrying value, before the application of the valuation allowance, is probable of recovery. If it is determined that a portion of the asset is not recoverable, the asset, along with the previously designated valuation allowance, is written down.

Other Real Estate. The fair values of other real estate are typically determined based on appraisals by independent third parties. The fair value of individual properties is determined by applying one or more of three common valuation approaches (comparable sales, cost or income/discounted cash flows) appropriate in the circumstances. Factors such as interest rates and general economic conditions affect appraised values. Consequently, increases in interest rates and adverse changes in general economic conditions could result in impairment to the value of other real estate.

Derivative Financial Instruments. The fair values of derivative financial instruments are calculated via models using all available market data, including market interest rates and market interest rate volatility. Market interest rates are obtained from various financial markets, including treasuries, swaps, Eurodollars and other markets, as appropriate. The calculated valuations are periodically confirmed with recognized derivative dealers.

Union Planters has developed risk management programs and processes designed to manage market risk associated with certain of the Company’s business activities. Interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management program, the Company utilizes derivative financial instruments to manage interest rate risk associated with its balance sheet activities.

Loan production activities include the origination or acquisition of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company utilizes derivative financial instruments to protect and manage interest rate risk and pricing risk associated with its loans held for resale and its mortgage pipeline. The derivative financial instruments associated with loans held for resale are accounted for as fair value hedges in accordance with applicable accounting literature, provided prescribed effectiveness criteria are met. The derivative financial instruments that are designed to manage the interest rate risk associated with the mortgage pipeline are not designated as hedges and are marked-to-market through earnings.

Since a derivative financial instrument cannot be accounted for as a hedge of another derivative financial instrument, the mortgage pipeline is effectively accounted for as marked-to-market. The Company also commits to buy certain loans under best efforts commitments, which are agreements whereby a correspondent lender or broker has the option to sell a loan to the Company at a stated price. Under applicable accounting literature, the best efforts commitments are defined as derivative financial instruments and therefore, are marked-to-market.

The Company’s mortgage servicing rights portfolio is exposed to changes in fair value due to interest rate risk. Union Planters may enter into various derivative financial instruments, including interest rate swaps, swaptions, caps and floors to offset changes in fair value of its mortgage servicing rights portfolio. These derivative instruments, which do not qualify for hedge accounting under applicable accounting literature, are marked-to-market through earnings.

Union Planters may act as a seller and buyer of derivative financial instruments (e.g., interest rate contracts and foreign exchange contracts) to satisfy customer demand for these instruments. Union Planters minimizes interest rate and foreign currency risk by entering into substantially similar offsetting positions with external counterparties.

All derivative financial instruments are marked-to-market and recorded on the Consolidated Balance Sheet. Changes in fair value of fair value hedges and stand-alone derivative financial instruments are recorded in the Consolidated Statement of Earnings. Changes in fair value of cash flow hedges are included as a component of other comprehensive income on the Consolidated Balance Sheet. Additionally, as long as the derivative financial instruments designated as fair value or cash flow hedges continue to meet effectiveness criteria, as defined by accounting literature, changes in the fair value of the hedged item are also included on the Consolidated Balance Sheet and in the Consolidated Statement of Earnings. At the inception of the hedging relationship and at least quarterly thereafter, Union Planters assesses each fair value and cash flow hedge to determine whether it is effective. Should any fair value or cash flow hedge cease to meet the effectiveness criteria, changes in the fair value of the derivative financial instrument continue to be included in the Consolidated Statement of Earnings. However, changes in the fair value of the hedged item are no longer included in the Consolidated Statement of Earnings; rather, any increase or decrease in the fair value of the hedged item previously recorded on the Consolidated Balance Sheet are amortized into the Consolidated Statement of Earnings over the remaining life of the hedged item. At December 31, 2003, the derivative financial instrument positions designated as hedges were fair value hedges and cash flow hedges of certain loans held for resale, loans, deposits and debt.

The fair values of derivative financial instruments are impacted by movements in market interest rates. In each of the hypothetical market interest rate changes described below, the indicated changes in the fair value of the derivative financial instruments would have been substantially offset by changes in the fair value of the items for which risk is being mitigated. At December 31, 2003, if market interest rates had increased 50 or 100 basis points, the aggregate fair value of Union Planters’ derivative financial instruments would have decreased by $52.0 million and $92.6 million, respectively, with the fair value of hedged items increasing $41.7 million and $75.6 million, respectively. If market interest rates had decreased 50 or 100 basis points, the aggregate fair value of Union Planters’ derivative financial instruments would have increased by $72.3 million and $170.2 million, respectively, with the fair value of risk mitigated items increasing $75.4 million and $172.5 million, respectively.

Goodwill. Business combinations involving Union Planters’ acquisition of the equity interests or net assets of another enterprise or the assumption of net liabilities in an acquisition of branches constituting a business may give rise to goodwill. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed in transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from Union Planters’ ability to generate net earnings after the acquisition. A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed for impairment at a reporting unit level at least annually using the present value of discounted cash flows. The calculation of cash flows for each reporting unit begins with an estimation for several trend scenarios in net earnings, taking into account anticipated effective tax rates, over the next 10 years, including historical, forecasted, high performance, low performance and worst-case trends. A terminal value, based on a five-year average historical earnings multiple, is added to each scenario at the end of 10 years to determine total cash flows. A discount factor, approximating the cost of capital, is then applied to each cash flow scenario to determine the present value. The present value of each scenario is then weighted based on the probability of occurrence as assessed by management. The resulting weighted average present value is compared to the recorded equity of each reporting unit. As long as the weighted average present value is greater, there is no impairment to goodwill. In the annual assessment for 2003, there was no impairment to goodwill for any reporting unit.

While Union Planters believes all assumptions utilized in its assessment of goodwill for impairment are reasonable and appropriate, changes in earnings, the effective tax rate, historical earnings multiples and the cost of capital could all cause different results for the calculation of the present value of future cash flows. The most sensitive of these assumptions is future earnings. Based on the

2003 assessment for impairment, a 30% decline in the amount of earnings for each reporting unit under the forecasted, high performance, low performance and worst-case trends would result in weighted average present values in excess of the recorded equity for each reporting unit and no impairment to goodwill.

The Company’s management has discussed the development and selection of these critical accounting policies with the Directors’ Audit Committee, and the Directors’ Audit Committee has reviewed the Company’s disclosure relating to them in this Management’s Discussion and Analysis.

Business Combinations and Divestitures

The table below presents the one business combination and one divestiture completed over the last three years. Table 1 and Note 2 to the consolidated financial statements present additional information regarding business combinations and divestitures.

Business Combinations and Divestitures Completed Since January 1, 2001

Institution Acquired/Sold	Date	State	Assets	Consideration	Accounting Method
	(Dollars in millions)
Jefferson Savings Bancorp, Inc. (acquisition)	2/01	Missouri	$1,605	6.6 million shares of common stock	Purchase (1)
Magna Insurance, Inc. (sale)	12/03	Louisiana	29	$19.4	Not applicable

(1)	Shares subsequently repurchased. See Capital and Dividends discussion on page 32 for more information.

CONSOLIDATED EARNINGS ANALYSIS

Net Earnings

Net earnings for 2003 were $498.1 million, or $2.52 per diluted common share, a decrease of 5.8% from the $529.0 million, or $2.59 per diluted share, reported for 2002. Net earnings for 2001 were $443.6 million, or $2.13 per diluted share. Net earnings for 2003 represented a return on average assets of 1.50%, a return on average common equity of 15.77% and a return on average tangible common equity of 22.27%, compared to 1.62%, 16.55% and 23.22%, respectively, for 2002, and 1.30%, 14.34% and 20.83%, respectively, for 2001.

Net Interest Income

Net interest income is comprised of interest income and loan-related fees less interest expense. Net interest income is affected by a number of factors, including the level, pricing, mix, and maturity of earning assets and interest-bearing liabilities; interest rate fluctuations; and asset quality. For purposes of this discussion, net interest income is presented on a fully-taxable equivalent basis (FTE), which adjusts tax-exempt income to an amount that would yield the same after-tax income had the income been subject to taxation at the federal statutory income tax rate (currently 35% for Union Planters). Reference is made to Tables 2 and 3, which present Union Planters’ average balance sheet and volume and rate change analysis for each of the three years in the period ended December 31, 2003.

Fully taxable-equivalent net interest income for 2003 was $1.22 billion, a decrease from $1.32 billion in 2002 and from $1.31 billion in 2001.

The net interest margin for 2003 was 4.01%, which compares to 4.44% and 4.20%, respectively, for 2002 and 2001. The net interest rate spread was 3.66% for 2003, a decrease from 3.96% for 2002 and 3.53% for 2001. Changes in net interest income and net interest margin since 2001 are the result of repositioning the balance sheet, which was largely completed during the first quarter of 2002. An additional factor was lower yields on earning assets due to the sustained low interest rate environment and customer-driven refinancing of loans, which exceeded the favorable impact of lower rates on deposit and borrowing costs. Reference is made to Union Planters’ average balance sheet, analysis of volume and rate changes, and Market Risk and Asset/Liability Management section, which follow this discussion, for additional information regarding the changes in net interest income and balance sheet repositioning initiatives.

Management Initiatives. During 2003, management continued to build on initiatives substantially completed in 2002 to reposition the balance sheet to make the most effective use of assets, liabilities and capital. In this effort, Union Planters has grown transaction and savings accounts, which consist of demand deposit accounts, unlimited transaction interest-bearing accounts and limited transaction savings accounts; refinanced long-term debt; focused on pricing of relationships; and enhanced management of interest rate risk. The continued decline in the average rate paid for interest-bearing liabilities is attributable to these management initiatives and the lower interest rate environment that characterized 2003 and 2002. Reference is made to the Market Risk and Asset/Liability Management section for a discussion of the impact of changing interest rates.

From 2002 to 2003, several factors impacted net interest income and the decline in net interest margin, including:

•	Sustained low interest rate environment.

•	Lower demand for commercial loans.

•	Sale and securitization of selected loan products and investment securities totaling $5.41 billion.

•	Growth in 2003 full-year-average home equity loans of $592.4 million, or 48.7%.

•	Growth in 2003 full-year-average deposits, excluding time deposits, of $.77 billion, or 7.4%.

During 2001 and 2002, the key drivers contributing to growth in net interest income and improved net interest margin included:

•	Growth in 2002 full-year-average deposits, excluding time deposits, of $1.25 billion, or 13.7%.

•	Sale or reduction of low return assets, including investment securities and selected loan products totaling $1.10 billion.

•	Increased focus on customer and product pricing strategies.

•	Sale of under-performing branches with higher rate deposit balances totaling $1.00 billion.

This improvement was accomplished while reducing the Company’s sensitivity to changes in market interest rates. Reference is made to the Market Risk and Asset/Liability Management discussion for more details on interest rate risk management activities.

Impact of Market Interest Rates. Throughout 2001, the Federal Reserve Bank steadily decreased the Federal Funds rate by a total of 475 basis points to 1.75% in an effort to stimulate economic growth. This decline in interest rates brought about increased prepayments on both loans and investment securities. In addition, the interest rates on variable rate loans were reset to the lower market interest rates. These factors combined to cause a reduction in interest income, which was more than offset by the decline in interest expense. This expense reduction resulted from repayment of higher-cost deposits and borrowing sources and reduced funding requirements that were an outgrowth of the management initiatives discussed elsewhere in this section.

In 2002, the Federal Reserve continued to lower the Federal Funds rate, dropping it from 1.75% at the end of 2001 to 1.25% at the end of 2002. The declining rate environment contributed to the decline in interest income. This decline was offset by an even larger decline in interest expense, resulting in modest growth in net interest income.

In June 2003, the Federal Reserve lowered the Federal Funds rate to 1.00%, where it stayed for the remainder of 2003. The sustained low interest rate environment during 2003 contributed to a decline in interest income, which was only partially offset by a decline in interest expense and resulted in an overall decline in net interest income.

Interest Income

The following table presents a breakdown of average earning assets:

	Years Ended December 31,
	2003	2002	2001
Average earning assets (in billions)	$30.32	$29.68	$31.19
Comprised of:
Loans	74%	78%	77%
Investment securities	17	16	18
Loans held for resale	7	5	4
Other earning assets	2	1	1
Fully taxable-equivalent yield on average earning assets	5.45	6.50	7.72

Taxable-equivalent interest income decreased 14.4% in 2003 to $1.65 billion. The decrease was attributable primarily to the decline in the average yield on earning assets, which fell from 6.50% in 2002 to 5.45% in 2003 and reduced interest income by $313.8 million. The decline in yield is attributable to the sustained low interest rate environment and the sale and securitization of selected loan products and investment securities, which had yields higher than prevailing market interest rates. The decrease in interest income was slightly offset by an increase in earning assets, which increased interest income $35.1 million. The average balances for both investment securities and loans held for resale increased $1.21 billion during 2003 compared to 2002, while this growth was slightly offset by a decrease in the average balance for loans of $650.2 million for the same period. The yield on loans was 5.79% in 2003, compared to 6.63% in 2002. The yield on investment securities was 4.43% in 2003 and 6.36% in 2002. The lower yield on loans and investment securities was the primary factor driving the decrease in the yield on earning assets.

Average loans decreased 2.8% in 2003 as the low rate environment triggered record levels of mortgage loan refinance activity, but failed to stimulate the economy enough to create sustainable new loan volume. An additional factor in the decrease was management’s decision to allow certain single-family real estate loan portfolios, consumer loan portfolios and foreign loan portfolios to liquidate. The total of these, which decreased average loans by $1.36 billion, or 18.3%, was partially offset by an increase in home equity loans of $592.4 million, or 48.7%.

The Company increased average investment balances in 2003 to facilitate balance sheet and interest rate risk management strategies. Reference is made to the Market Risk and Asset/Liability Management discussion for more details on interest-rate risk management activities.

In 2002, taxable-equivalent interest income decreased 19.9% to $1.93 billion compared to 2001. The decrease was attributable primarily to the decline in the average yield on earning assets, which fell from 7.72% in 2001 to 6.50% in 2002 and reduced interest income $337.2 million. The decline in yield is attributable primarily to the decline in market interest rates. The decrease in interest income was further affected by the decline in earning assets, principally loans and investment securities, which decreased interest income $141.5 million. The yield on loans was 6.63% in 2002, compared to 8.03% in 2001. The yield on investment securities was 6.36% in 2002 and 6.73% in 2001. The lower yield on loans was the primary factor driving the decrease in the earning assets yield.

In 2002, average loans decreased 4.4%, driven primarily by management’s decision to allow certain single-family real estate loan portfolios, consumer loan portfolios and foreign loan portfolios to liquidate. The total of these, which decreased average loans by $1.89 billion, or 7.8%, was partially offset by increases in the commercial real estate loans and home equity loans. The increases in these categories totaled $787.7 million or 3.3%.

Average investment securities continued to decrease in 2002 as a result of strategies designed to manage interest rate risk. In the fourth quarter, management began to increase the amount of the investment securities portfolio in order to maintain a targeted interest rate risk profile. Reference is made to the Market Risk and Asset/Liability Management discussion for more details on interest-rate risk management activities.

Interest Expense

The following table presents a breakdown of average interest-bearing liabilities:

	Years Ended December 31,
	2003	2002	2001
Average interest-bearing liabilities (in billions)	$24.21	$24.21	$26.22
Comprised of:
Deposits	78%	78%	74%
Short-term borrowings	12	11	16
FHLB advances, short- and medium-term bank notes, and other long-term debt	10	11	10
Rate paid on average interest-bearing liabilities	1.79	2.54	4.19

In 2003, interest expense was favorably impacted by the sustained low interest rate environment and by management initiatives to increase low cost transaction and savings deposits through targeted promotions of relationship products. See the Management Initiatives discussion within this section. Continued use of a suite of retail deposit products with competitive product features and pricing were the key drivers of the growth in transaction and savings deposits. Interest expense decreased $179.3 million, or 29.2%, in 2003 compared to 2002. The decrease was attributable to the average rate paid for interest-bearing liabilities, which decreased from 2.54% in 2002 to 1.79% in 2003. This accounted for $154.1 million of the decrease in interest expense and was due primarily to the falling interest-rate environment discussed previously. Additionally, interest expense declined $25.2 million due to a slight decrease in average interest-bearing liabilities. Average interest-bearing liabilities were impacted by a $394.4 million increase in short-term borrowings, primarily short-term FHLB advances, a $504.0 million decrease in long-term FHLB advances, a $260.2 million increase of medium-term senior notes and a $119.6 million decrease in interest-bearing deposits. Lower time deposit balances resulted partially from continued customer preferences for money market products over time deposits. Reference is made to the discussion on Deposits for additional information on interest-bearing deposits.

In 2002, interest expense was favorably impacted by management initiatives to grow deposits through low cost transaction and savings accounts, which reduced wholesale funding requirements. See the Management Initiatives discussion within this section. Creation of a suite of retail deposit products with competitive product features and pricing were the key drivers of the growth in transaction and savings deposits. Interest expense decreased $484.4 million, or 44.1%, in 2002 compared to 2001. The decrease was attributable to the average rate paid for interest-bearing liabilities, which decreased from 4.19% in 2001 to 2.54% in 2002. This accounted for $409.8 million of the decrease in interest expense and was due primarily to the falling interest-rate environment discussed previously. Additionally, interest expense declined $74.6 million due to a $2.01 billion decrease in average interest-bearing liabilities. Average interest-bearing liabilities were impacted by a $1.70 billion decline in short-term borrowings, primarily short-term FHLB advances, a $236.6 million decrease in long-term FHLB advances, a $299.2 million increase of medium-term senior notes and a $434.2 million decrease in interest-bearing deposits. Lower time deposit balances resulted partially from customer preferences for money market products over time deposits, which was an industry-wide trend. Reference is made to the discussion on Deposits for additional information on interest-bearing deposits.

Provision for Losses on Loans

The provision for losses on loans (Provision) is the charge to earnings that management determines to be necessary to maintain the adequacy of the allowance for losses on loans. In 2003, the provision was $181.5 million, or .81% of average loans. This compares to a provision of $197.9 million, or .86% of average loans in 2002, and $132.0 million, or .55% of average loans in 2001.

The decrease in 2003 is attributable to a 20.7% decrease in nonperforming loans resulting from management’s concerted efforts to improve credit quality, including, improvements in the problem loan management process, the planned run-off of higher-risk brokered home equity and indirect loans, and more stringent underwriting standards. The higher Provision in 2002 compared to 2001 is attributable to the growth in nonperforming loans and higher net charge-offs, largely caused by the downturn in the economy. Reference is made to the Allowance for Losses on Loans and Nonperforming Assets discussions for additional information regarding loan charge-offs, the ratio of allowance for losses on loans to nonperforming loans and other items impacting the provision.

Noninterest Income

Noninterest income in 2003 was $765.3 million, an increase of $13.6 million from $751.8 million in 2002 and compared to $712.0 million in 2001. The major components of noninterest income are presented on the Consolidated Statement of Earnings and in Note 14 to the consolidated financial statements. A discussion of the major components of noninterest income follows.

Service Charges on Deposit Accounts. Service charges on deposit accounts are fees received for services related to retail and commercial deposit products. These fees are the largest component of noninterest income. Service charges increased 2.2% in 2003 to $237.3 million. This compares to $232.2 million and $218.3 million in 2002 and 2001, respectively. The increase in 2002 over 2001 is primarily attributable to the implementation of UPExcel pricing initiatives and increased volume of insufficient funds fees assessed. Those same pricing initiatives drove the increase in 2003 over 2002. The growth of these fees is dependent on the level of deposits, the volume of customer transactions and competitive conditions in local markets.

Mortgage Banking Revenues. Mortgage banking revenues include mortgage origination fees, mortgage servicing and miscellaneous fees, gains or losses on the sale of mortgage loans, gains or losses on the sale of mortgage servicing rights, and the impact of derivative financial instruments used to manage interest rate risk related to mortgage origination and servicing activities. In the second quarter of 2003, Union Planters began netting amortization and impairment expense associated with mortgage servicing rights against mortgage banking revenues. This classification is more consistent with prevailing practice in the banking industry. All prior periods have been adjusted to conform with this presentation. Mortgage banking revenues for the three-year period ended December 31, 2003 are summarized as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Gain on sales of residential mortgages	$182,587	$84,754	$45,966
Impact of derivative financial instruments related to secondary marketing	(16,499)	10,785	5,403
Impact of derivative financial instruments related to mortgage servicing rights	9,541	—	—
Origination and miscellaneous fees	85,233	74,404	67,057
Mortgage servicing income	83,394	69,207	63,511
Sale of mortgage servicing rights	(2)	4,241	1,972
Amortization of mortgage servicing rights	(59,974)	(37,370)	(35,813)
Mortgage servicing rights (impairment) recovery	(56,608)	2,823	(21,769)

Total mortgage banking revenues	$227,672	$208,844	$126,327

The greatest driver of mortgage banking revenues are single-family mortgage loan originations, which were $15.7 billion in 2003, compared to $12.6 billion and $10.9 billion in 2002 and 2001, respectively. In 2003, 2002 and 2001, $14.8 billion, $11.8 billion and $9.5 billion of mortgage loan originations, respectively, were sold in the secondary market, and the balance was retained in Union Planters’ portfolio. Mortgage banking revenues were also impacted by sales and securitization of $532.3 million and $323.8 million, respectively, in mortgage loans from the loan portfolio during 2003, which increased gain on sales of residential mortgages by $43.5 million. The historically low interest rate environment that prevailed during 2003 also impacted mortgage banking revenues by increasing mortgage loan origination volume to a record level in 2003, surpassing the previous records set in 2002 and 2001. The increased production gave rise to larger gains on sale of residential mortgages, as well as higher origination, servicing and miscellaneous fees. The historically low interest rate environment, along with increased servicing balances, also resulted in higher amortization expense and impairment of mortgage servicing rights during 2003, which were partially offset by the impact of derivative financial instruments. The impact of derivative financial instruments related to mortgage servicing rights during 2003 is income from a portfolio of derivative financial instruments, primarily swaptions, that was established during 2003 to mitigate exposure to the volatility associated with the fair value of mortgage servicing rights. The increase in mortgage banking revenues in 2002 over 2001 was similarly production volume driven.

As indicated above, the low interest rate environment from 2001 to 2003 has given rise to record mortgage loan production in each of the years ended December 31, 2001, 2002 and 2003. The record production also increased the balance of mortgage loans serviced, which resulted in additional mortgage servicing rights of $204.5 million in 2003, $156.6 million in 2002 and $94.7 million in 2001. This interest rate environment resulted in increased prepayments and payoffs, which accelerated the amortization of mortgage servicing rights and resulted in an impairment charge of $21.8 million in 2001. As more fully discussed below, Union Planters changed to a new prepayment speed model during the third quarter of 2002. As a result of this change, a net recovery of previously recorded impairment of $2.8 million was recognized during 2002. During 2003, prepayments and payoffs continued to rise, further accelerating the amortization of mortgage servicing rights and resulting in an impairment charge of $56.6 million. Additionally, during the fourth quarter of 2003, the Company recorded a permanent impairment of mortgage servicing rights of $49.2 million because it believed it was probable that the fair value of the underlying mortgage servicing rights would never recover to the gross amount (i.e., exclusive of any valuation allowance for impairment) at which they were recorded. The write-off reduced both the gross carrying value and associated valuation allowance of the mortgage servicing rights and had no impact on earnings during 2003 but will result in a reduction of mortgage servicing rights amortization in future periods.

Union Planters accounts for its mortgage servicing rights at the lower of cost or fair value; fair value is determined by discounted cash flow analysis. In accordance with relevant accounting literature, management considers all available evidence in developing estimates of the fair value of mortgage servicing rights, including the timing and amount of: expected future cash flows, market discount rates, prepayment speeds, foreclosure rates, anticipated ancillary income, earnings credit on mortgagors’ escrow deposits and cost to service. On a periodic basis, this evidence is compared for reasonableness with peer institutions, industry surveys, and where applicable and available, bulk and flow servicing sale transactions.

Management continually reassesses its processes and procedures across the Company. As a result of planned enhancements to its asset/liability risk measurement and management processes, in the third quarter of 2002, the Company began utilizing a new prepayment speed model for the valuation of all mortgage-related assets within the Company, including mortgage servicing rights. The Company chose this new model as it believes it results in a closer alignment of estimated prepayment speeds to actual experience and is a model already accepted in the banking industry. Furthermore, the Company believes the new model is more responsive to the underlying characteristics of its portfolio of serviced mortgage loans.

As of June 30, 2002, the mortgage servicing rights for two strata of loans had impairment of $11.9 million as measured using the Company’s former prepayment speed model. As of that same date, utilizing the new model, the mortgage servicing rights for the same stratum of loans had an estimated fair value of $42.1 million more than the value at which they had been recorded (unrealized appreciation). The impact of the change to the new modeling tool was a recovery in impairment during the third quarter of 2002 of the $11.9 million previously recorded through June 30, 2002.

At December 31, 2003, Union Planters’ single-family mortgage loan portfolio serviced for others totaled $24.7 billion, or 252,400 loans, compared to $20.0 billion and 247,700, respectively, at December 31, 2002 and compared to $16.2 billion and 241,700, respectively, at December 31, 2001.

Financial Services. Financial services revenue, which totaled $77.9 million, $83.0 million and $78.9 million in 2003, 2002 and 2001, respectively, is comprised of trust service income and commissions, insurance commissions, annuity sales commissions and brokerage fee income. Investment and insurance services income includes annuity sales income, insurance commissions and brokerage fee income. Union Planters distributes its insurance and annuity products primarily through the retail branch network. Union Planters currently has over 1,300 licensed branch office annuity and insurance agents. Brokerage fee income is generated through a central discount brokerage operation. In addition, full-service registered representatives handle sales of investment products, primarily in the metropolitan markets served by Union Planters.

Trust service income represents fees from the administration of estates, personal trusts and employee benefit plans, and investment advisory services. It also included stock transfer services, which were provided for a limited number of companies until Union Planters exited the stock transfer business in the fourth quarter of 2001. Trust service income in 2003 was $27.4 million, a slight decrease from $28.1 million in 2002 and compared to $28.0 million in 2001. At December 31, 2003, total assets under administration were $8.0 billion, compared to $8.3 billion and $9.8 billion at December 31, 2002 and 2001, respectively. Of the assets under administration, managed assets were $3.5 billion at December 31, 2003 and 2002, compared to $4.5 billion at December 31, 2001. The decreased revenues in 2003 are due to a decline in the fair value of assets under administration. The decline in assets under administration is due to the combined effect of a decline in the relative size of trust accounts and the performance of the trust assets, which has been similar to that of the equity markets.

Insurance commission income is generated from the sale of debt protection products, mortgage, property and casualty, title and other bank-eligible insurance products. In 2003, insurance commissions were $12.2 million, compared to $18.8 million in 2002 and $16.6 million in 2001. Until it was sold on December 31, 2003, Union Planters owned a captive credit life underwriter that allowed the Company to participate in underwriting gains. The decrease from 2002 to 2003 was due to the discontinuation of certain product offerings as a result of changes in lending regulations. The increase from 2001 to 2002 was primarily attributable to a $1.4 million increase in title insurance commissions, a $1.5 million increase in term life commissions and a $.6 million increase in mortgage insurance commissions, offset by a $.8 million decrease in property and casualty commissions.

Annuity sales income is generated from commissions resulting from the sale of fixed-rate annuities. Income from annuity sales commissions was $19.8 million in 2003, a slight decrease from $20.4 million in 2002 and compared to $18.3 million in 2001. The increase in 2002 was attributable to the falling interest rate environment and stock market volatility that characterized 2002.

Brokerage fee income is generated through full-service and discount brokerage operations. Brokerage fee income in 2003 was $18.5 million, compared to $15.6 million in 2002 and $16.0 million in 2001. The increase in 2003 was attributable to increased trading in equity securities as they demonstrated improved performance during 2003, while the decline in 2002 resulted from lower levels of trading in equity securities tied to market declines and volatility.

Merchant Services Income. Merchant services income is primarily Union Planters’ merchant processing revenues. Income is earned by the conversion to cash of payments received by merchants from customers using credit cards, debit cards, purchase cards and private label credit cards. Merchant servicing income was $2.9 million in 2003, compared to $12.0 million in 2002 and $65.5 million in 2001. The decline in 2002 is attributable to the sale of substantially all of the portfolio in the fourth quarter of 2001. As a result of the sale discussed above, Union Planters had minimal merchant servicing income after the third quarter of 2002, which primarily resulted from a marketing and sales agreement with a third party.

Factoring Commissions and Fees. Commissions and fees earned from factoring activities were $39.6 million in 2003, a 4.7% decrease from $41.5 million in 2002 and compared to $38.1 million in 2001. Factoring volume was $3.77 billion in 2003, compared to $3.99 billion and $3.70 billion in 2002 and 2001, respectively. Factoring fees as a percentage of factored sales purchased were         .82% in 2001, .85% in 2002 and .79% in 2003. The decrease from 2002 to 2003 was attributable to a change in the mix of the client customer base. During 2003, there was less exposure to certain customers in the retail industry posing a higher risk of default. The increase from 2001 to 2002 was due primarily to additional fees charged on accounts receivable purchased from debtors in possession.

Professional Employment Organization, Net Revenues. Net revenues (fees charged clients for services net of the direct costs to provide employees and services) were $34.4 million in 2003, compared with $28.3 million in 2002 and $21.9 million in 2001. The net revenues resulted from fees of $973.5 million, $918.8 million and $802.6 million in 2003, 2002 and 2001, respectively, and direct costs of $939.1 million, $890.5 million and $780.7 million, respectively. The increase in net revenues in 2003 over 2002 is related to continued growth in the client base. The increase in net revenues in 2002 over 2001 is primarily attributable to an increase in the pricing structure for these services as well as a $4.3 million charge in 2001 related to additional workers’ compensation cost.

Bankcard Fees. Bankcard fees for the usage of debit/ATM cards relate to the volume of debit, point-of-sale and ATM transactions and noncustomer usage of Union Planters’ ATMs. Union Planters had 925 ATMs at December 31, 2003, compared to 965 at December 31, 2002 and 964 at December 31, 2001. Union Planters’ ATMs by state are outlined on page 25. These fees were $39.1 million in 2003, essentially unchanged from the $38.8 million in 2002, which represented an increase of 26.2% over the 2001 total of $30.8 million. The increase was due to the more consistent administration of pricing for bankcard products and services implemented in the fourth quarter of 2001, as well as an increase in transaction volume since. These increases were slightly offset by the effect of a decrease in the number of ATMs in 2002.

Investment Securities Gains. Available for sale investment securities transactions are an integral part of balance sheet and interest rate risk management activities and result in gains or losses being realized from the sale of securities. Investment securities gains were $8.2 million in 2003, compared to $23.0 million in 2002 and $9.6 million in 2001. During 2003 and 2002, Union Planters recorded impairment of $.5 million and $1.9 million, respectively, related to interest only strips arising from the sales and securitizations of mortgage loans, which had an other than temporary decline in value due to increased prepayment speeds on the underlying mortgages. These losses are included as part of investment securities gains. Also included in the 2003 balance are losses of $73.8 million that were taken during the third quarter of 2003 on the sale of a portfolio of investment securities that was established to mitigate the exposure to the volatility associated with the fair value of mortgage servicing rights. Additionally, from time-to-time, the Company may realize gains or losses on the sale of other investment securities to mitigate the same exposure.

Other Income. Significant changes in other components of noninterest income include:

•	Profits and commissions from trading activities relate to Union Planters’ Small Business Administration (SBA) trading operation, which buys, sells and securitizes government-guaranteed SBA pools and government-guaranteed portions of SBA loans. Profits and commissions from this operation were $5.5 million in 2003 and 2002. The 2002 total represents a decrease of $2.6 million from 2001. The decrease from 2001 is directly attributable to the unusual level of volatility in the fixed income markets, uncertainty in the financial markets and the changing interest rate environment.

•	Union Planters has a limited partnership investment of $19.0 million in VSIBG, a registered broker-dealer whose principal business is the purchase and sale of fixed income securities to institutional clients. This investment is accounted for under the equity method. Earnings from this investment rose to $8.2 million in 2003, compared to $5.7 million in 2002 and to $5.9 million in 2001. The higher earnings in 2003 are due primarily to the continued better performance in the bond markets compared to the equity markets over the past three years.

•	As part of a branch optimization project, Union Planters has sold or closed approximately 160 underperforming branches since the fourth quarter of 2000. The sales resulted in gains of $17.5 million, $5.4 million and $44.8 million in 2003, 2002 and 2001, respectively. The substantial majority of the sales occurred in 2001, and correspondingly, the 2001 gain was much larger than either of the succeeding years.

•	Other real estate income was $5.4 million in 2003, compared to $8.8 million in 2002 and $4.6 million in 2001. The decrease in 2003 was due to management’s concerted efforts to reduce nonperforming assets, which resulted in the sale of properties at less of a profit as well as the bulk sale of several properties, resulting in a $1.1 million loss. The increase in 2002 over 2001 was due to an increase in the number of other real estate properties sold during the year, as well as the sale of certain properties at large gains.

•	Union Planters had a $3.2 million investment in a third-party Internet delivery company that developed Union Planters’ Internet delivery system, which was written off in 2001.

Noninterest Expense

Noninterest expense increased 3.5% in 2003 to $1.11 billion, compared to $1.08 billion and $1.18 billion in 2002 and 2001, respectively. The components of noninterest expense are presented on the Consolidated Statement of Earnings and in Note 14 to the consolidated financial statements. A discussion of the major components of noninterest expense follows.

Salaries and Employee Benefits. These expenses represent the largest category of noninterest expense and totaled $553.6 million in 2003, a 3.1% increase from $536.8 million in 2002 and compared to $537.1 million in 2001. The increase in 2003 compared to 2002 is attributable to a $6.3 million increase in base salaries; a $16.7 million increase in commissions paid to brokers in connection with record mortgage loan production; a $7.6 million increase in employee benefits; offset by a $12.7 million decrease in bonus and incentive pay, and a $1.6 million decrease in severance. The decrease from 2001 to 2002 is attributable to a reduction in the number of personnel; a decline of $1.3 million in expenses, primarily severance, associated with the UPExcel project, which is discussed below; and the capitalization of $2.9 million in 2002 for the cost of internally-developed software. These decreases were substantially offset by increases in base salaries, incentive compensation and commissions paid to brokers in connection with then record mortgage loan production during 2002.

At December 31, 2003, Union Planters had 10,640 full-time equivalent employees compared to 10,836 and 11,797, respectively, at December 31, 2002 and 2001.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit starting in 2006. The Act provides employers with a range of options for coordinating their existing programs with the new government sponsored program. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. This will likely reduce the employer cost of providing prescription drug benefits for Medicare-eligible retirees. The retiree health obligations and costs reported in the 2003 consolidated financial statements do not reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. In the months ahead, the Company intends to review its retiree health care strategy in light of the Act. As a result of possible amendments to the Company’s retiree health program, the Company’s retiree healthcare obligations and costs may be reduced. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statement Regarding Forward-Looking Information.

Net Occupancy and Equipment Expense. Net occupancy expense was $101.2 million in 2003, $102.0 million in 2002 and $104.4 million in 2001. Equipment expense was $82.6 million for 2003, $84.2 million for 2002 and $89.4 million for 2001. The 2002 and 2001 amounts for net occupancy include $.1 million and $1.1 million, respectively, in expenses incurred in connection with the UPExcel project. Similarly, the 2002 and 2001 amounts for equipment expense include $.8 million for both years in expenses incurred in connection with the UPExcel project. The decrease in 2003 from 2002 is primarily due to a decrease in the number of banking locations. The decrease in 2002 from 2001 is attributable to better control over spending, renegotiated contracts with vendors, as well as a decrease in the number of banking locations.

Other Intangibles Amortization. In 2003, other intangibles amortization was $20.8 million. This compares to $21.9 million in 2002 and $65.6 million in 2001. The decrease in 2003 compared to 2002 is due to the core deposit intangible from certain acquisitions becoming fully amortized in early 2003. The decrease in 2002 compared to 2001 is attributable to the issuance of new accounting guidance requiring that amortization of goodwill, including that associated with purchases of branches constituting a business, be discontinued. The impact was an increase of $.19 in diluted earnings per share in 2002. The pro-forma impact on diluted earnings per share for 2001 would have been an increase of $.19.

UPExcel Project Expense. During the first quarter of 2001, Union Planters began a strategic initiative, UPExcel, to drive significant new business growth and to better control costs. The UPExcel program was a comprehensive “grass roots” self-improvement project that, over an 18-month period ending December 31, 2002, was designed to enhance client service, identify opportunities for new revenue generation and expense savings, and result in more efficient and more profitable operations. At the end of the second quarter of 2001, the project was entering the final planning phase, after which implementation of the various initiatives was begun. Some of the changes resulting from the project were in place at December 31, 2001, including a new management structure and enhanced customer service through certain delivery channels. Included in noninterest expense for 2002 and 2001 are $15.8 million and $30.9 million, respectively, of costs related to this project, which break down as follows:

	Years ended December 31,
	2002	2001
	(Dollars in thousands)
Consulting fees	$3,550	$12,478
Salaries and employee benefits	5,876	7,173
Personnel related costs	681	1,443
Write-off of various assets sold or otherwise disposed of due to obsolescence and replaced with new processes and systems	4,169	7,897
Occupancy and equipment expense	938	1,904
Taxes other than income	600	—

Total UPExcel expenses	$15,814	$30,895

Other Noninterest Expenses. Significant changes in other components of noninterest expenses in 2003 from 2002 include:

•	Credit-related expenses, including the costs of collection efforts, as well as appraisal fees, costs of credit reports, recording fees and other expenses associated with the origination of loan products, increased in 2003 to $45.2 million. This compares to $42.8 million in 2002 and $25.5 million in 2001. The increase in credit-related expenses in 2003 is attributable to an increase in loan production, primarily mortgage loans. The increase in 2002 is attributable to a similar increase in loan production, as well as collection efforts resulting from an increase in delinquent loans.

•	Communications expense decreased slightly in 2003 to $28.9 million, which compares to $29.5 million in 2002 and to $35.3 million in 2001. The decrease in 2003 is primarily due to a reduction in the number of branches and employees. The decrease in 2002 is due to a reduction in the number of long-distance carrier providers for voice and data as well as more favorable rates negotiated with certain of the remaining carriers.

•	Other contracted services increased $3.3 million to $39.7 million in 2003, compared to $36.4 million in 2002 and $35.3 million in 2001. The increase in 2003 was due to $2.0 million in expenses associated with the restructuring of certain wholly- and majority-owned subsidiaries and $2.7 million for a fee to terminate a contract with the Company’s former provider of its Internet banking tool. These increases were slightly offset by several smaller decreases. The increase from 2001 to 2002 primarily related to expenses associated with the restructuring of certain wholly- and majority-owned subsidiaries.

•	Postage and carrier expense decreased $1.3 million in 2003 to $25.3 million. This compares to $26.6 million and $30.7 million in 2002 and 2001, respectively. The decreases in both 2003 and 2002 were due to more favorable rates and terms negotiated with carrier services, as well as branch sales occurring since 2001.

•	Stationary and supplies decreased $3.8 million to $15.9 million in 2003. This compares to $19.7 million in 2002 and to $23.1 million in 2001. The decrease in 2003 was due to continued improvement in procurement processes, primarily control over demand management, and further reduction in the number of branches and employees. The decrease in 2002 was due to improved procurement processes, favorable pricing negotiated with a primary approved vendor for these items, and a reduction in the number of branches and employees.

•	Merchant services expense was less than $.1 million in 2003, compared to $.3 million in 2002 and to $26.9 million in 2001. The decrease is due to the sale of this nonstrategic business in the fourth quarter of 2001.

•	Legal fees and litigation expense decreased $4.0 million in 2003 to $14.9 million, compared to $18.9 million in 2002 and $11.7 million in 2001. The decrease in 2003 compared to 2002 is primarily due to a $4.3 million increase in litigation reserves recorded in 2002 related to revisions in the range of probable losses of several smaller cases in which the Company is a defendant, none of which are expected to have a material impact on the Company. There were no such revisions during 2003. The increase in 2002 over 2001 relates to the aforementioned $4.3 million expense for litigation reserves and the cost of legal proceedings in a number of credit-related and other matters. Activity affecting the Company’s litigation reserve (i.e., provision for losses and settlement of claims) was not material to the Company’s operations for any period in the three-year period ended December 31, 2003.

•	Other real estate expense is largely driven by the size of the portfolio of properties included on the Consolidated Balance Sheet. During 2002, the balance built up from $65.7 million to $78.3 million, while it decreased to $48.8 million during 2003. As a result, other real estate expense decreased slightly in 2003 to $10.3 million compared to $11.1 million in 2002 and $7.4 million in 2001.

•	Expense associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected from borrowers when the loans are paid off increased $10.4 million in 2003 to $20.8 million, compared to $10.5 million in 2002 and $5.5 million in 2001. The increases are primarily due to high payoffs from increasing refinancing activity in the mortgage servicing portfolio in each successive year.

•	Insurance expense increased $4.6 million to $10.6 million in 2003, compared to $6.0 million in 2002 and $3.7 million in 2001. The increases from year-to-year are primarily attributable to increased renewal costs associated with the Company’s professional liability insurance. The Company anticipates that insurance expense will continue to rise during 2004. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statement Regarding Forward-Looking Information.

•	Dividends on preferred stock of consolidated subsidiaries increased $6.2 million due to the sale of 1,000 shares of Series B preferred stock of Union Planters Preferred Funding Corporation, an indirect majority-owned, consolidated subsidiary of the Company, to unrelated third parties during March 2003. See Note 11 to the consolidated financial statements.

•	Accounting, tax and audit fees decreased $2.2 million to $4.0 million in 2003, compared to $6.2 million in 2002 and $6.1 million in 2001. The decrease in 2003 is primarily due to diminished fees for tax consulting compared to the prior two years.

•	Sales of premises and equipment generated a $1.4 million gain in 2003, compared to a loss of $2.8 million in 2002 and a gain of $1.3 million in 2001. During 2002, management became aware of a significant decrease in the fair value of two owned properties and one leased facility. After performing the testing required under applicable accounting guidance, impairment in the amount of $3.5 million was recorded for these facilities.

•	Miscellaneous charge-offs increased $10.5 million to $25.8 million in 2003, compared to $15.3 million in 2002 and $34.7 million in 2001. The increase in 2003 relates primarily to the write-off of reconciling items, elevated customer fraud losses and an increase in charge-offs related to overdrawn deposit accounts. The decrease in 2002 compared to 2001 is primarily due to $7.0 million in write-offs of software, equity investments and other items in 2001. The 2001 amount includes approximately $7.7 million included in UPExcel expenses discussed above.

Efficiency

Productivity in the banking industry is commonly measured by the efficiency ratio, which measures the amount of expense dollars utilized to generate a dollar of revenue. Union Planters calculates this ratio by dividing noninterest expense, less the amortization of intangibles, by the sum of fully taxable-equivalent net interest income and noninterest income. For 2003, the efficiency ratio was 53.56%, compared to 50.02% for 2002 and 54.65% for 2001. The unfavorable movement in 2003 is attributable to noninterest expense growing at a more rapid rate than revenues. This is primarily due to compression in the net interest margin from 4.44% in 2002 to 4.01% in 2003 and a decline in fully taxable-equivalent net interest income, which fell from $1.32 billion in 2002 to $1.22 billion in 2003. Both of these declines have resulted from the historically low interest rate environment. The 2002 improvement over 2001 was attributable to the broad impact of UPExcel cost control initiatives and improved productivity. Consolidation and renegotiation of vendor contracts and improved controls over consumption reduced communications, equipment, postage and carrier, stationery and supplies, and other costs. Further, the branch optimization project reduced occupancy and other operating expenses. Management believes the ongoing impact of UPExcel initiatives will result in the growth of top line revenue while maintaining control over the growth of noninterest expense, which should continue to benefit the efficiency ratio. As the Company continues to aggressively manage its cost structure, volume-related mortgage expenses and operational losses, management believes the efficiency ratio will approach prior period levels and is committed to a longer-term goal of a 50% efficiency ratio. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in the discussion of Cautionary Statement Regarding Forward-Looking Information.

Income Taxes

Income taxes consist of provisions for federal and state income taxes totaling $167.7 million in 2003, or an effective rate of 25.18%. This compares to applicable income taxes of $237.9 million in 2002 and $231.9 million in 2001, or effective tax rates of 31.02% and 34.33%, respectively. The variances from federal statutory rates (35%) are primarily attributable to an asset restructuring and a related stock offering generating Tier 1 capital, the reversal of a previously established liability, the change in accounting treatment for goodwill at the end of 2001, the effect of state income taxes and the level of tax-exempt income from investment securities and loans. During 2003, the Company recorded current federal tax benefits of $39.8 million related to asset restructuring and the completion of a transaction designed to raise Tier 1 capital through the issuance of preferred stock of Union Planters Preferred Funding Corporation to unrelated third parties and $15.0 million related to a reversal of previously established tax liability, which was no longer needed. The Company anticipates that its effective tax rate for 2004 will range from 28% to 31%. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in the discussion of Cautionary Statements Regarding Forward-Looking Information.

In the fourth quarter of 2003, the Internal Revenue Service commenced a routine examination of Union Planters’ income tax return for calendar year 2000. Union Planters anticipates the examination will result in no material impact on the consolidated financial statements.

At December 31, 2003, Union Planters had a net deferred tax liability of $13.0 million, which is included in other liabilities. This compares to a net deferred tax asset of $14.3 million at December 31, 2002, which is included in other assets. Management believes that the gross deferred tax asset will be fully realized; therefore, no valuation allowance has been provided. For additional information regarding Union Planters’ effective tax rates for all periods, and the components of the net deferred tax asset, see Note 16 to the consolidated financial statements.

BUSINESS SEGMENT REVIEW

Union Planters is managed along both traditional and nontraditional banking lines. During 2002, Union Planters enhanced the way operating results are reported to and reviewed by management, including the allocation of certain expenses. As a result, Union Planters’ now has two reportable business segments, banking and mortgage banking. All business segment information for 2001 has been restated on a basis consistent with that for 2002 and 2003. For the years ended December 31, 2003, 2002 and 2001, banking accounted for 81%, 79% and 82%, respectively, of total revenues (the sum of net interest income and noninterest income), while mortgage banking accounted for 10%, 13% and 9%, respectively. For those same years, banking accounted for 102%, 85% and 98%, respectively, of earnings before taxes, while mortgage banking accounted for 0%, 15% and 4%, respectively.

Reference is made to Note 21 to the consolidated financial statements for additional information regarding Union Planters’ lines of business reporting. The following table summarizes earnings before income taxes for banking, mortgage banking, the other operating units as a group and the parent company for the past three years:

	Earnings (Loss) Before Taxes
	2003	2002	2001
	(Dollars in millions)
Banking operations	$679.2	$649.0	$659.9
Mortgage banking	(3.2)	116.1	23.7
Other operating units	29.5	50.7	41.9
Parent company (1)	(39.7)	(48.9)	(50.1)

Consolidated earnings before income taxes	$665.8	$766.9	$675.4

(1)	Net of the elimination of intercompany earnings and dividends.

Banking. The banking segment consists of traditional deposit taking and lending functions, including consumer, commercial and corporate lending, as well as the origination of mortgage loans both to be retained in the loan portfolio and to be sold into the secondary market; retail banking; on-line banking; and trade-finance activities. Listed below for the banking segment are the approximate percentages of total loans and deposits and the number of banking offices and ATMs by state as of December 31, 2003.

	Percentage of
	Banking Operations		Number of
			Banking
	Loans	Deposits	Offices	ATMs
Alabama	3%	1%	19	22
Arkansas	2	1	24	22
Florida	15	14	72	80
Illinois	7	9	81	103
Indiana	8	7	71	85
Iowa	2	2	21	25
Kentucky	4	3	27	27
Louisiana	4	3	23	23
Mississippi	8	9	111	112
Missouri	9	9	79	84
Tennessee	36	40	174	325
Texas	2	2	15	17

Total	100%	100%	717	925

Earnings before income taxes were $679.2 million in 2003, compared to $649.0 million in 2002 and $659.9 million in 2001.

Net Interest Income. Net interest income decreased somewhat in 2003 from previous years, amounting to $1.03 billion in 2003, compared to $1.18 billion in 2002 and $1.17 billion in 2001. This decrease is the result of a lower net interest margin caused by a declining interest rate environment, customer-driven refinancing of loans exceeding the favorable impact of lower funding rates and a lowering of the risk profile of the loan portfolio. Reference is made to the “Recent Developments and Management Initiatives” discussion on page 9 for additional information.

Provision for Losses on Loans. The provision for losses on loans was $107.1 million in 2003, compared to $157.7 million in 2002 and $92.6 million in 2001. The decrease during 2003 is attributable to a 20.7% decrease in nonperforming loans resulting from management’s concerted efforts to improve credit quality, including the planned run-off of higher-risk brokered home equity and indirect loans and more stringent underwriting standards. The higher provision in 2002 compared to 2001 is attributable to the growth in nonperforming loans and higher net charge-offs, largely caused by the downturn in the economy.

Noninterest Income. Noninterest income was $553.9 million in 2003, compared to $434.0 million in 2002 and $471.0 million in 2001. The increase in 2003 over 2002 resulted principally from a $58.9 million increase in gains on sales of securities and an increase of $48.8 million in gain on sale of mortgage loans originated by bank branches into the secondary market. The increase in gain on sale of mortgage loans originated by bank branches related, almost exclusively, to the sale or securitization of $856.0 million in loans from the portfolio, which generated $43.5 million in gains. In addition, the sale of certain branches during the fourth quarter as part of management’s ongoing rationalization of the distribution network resulted in a gain on sale of $17.8 million. These increases were somewhat offset by a $9.1 million decrease in merchant services income, primarily due to the expiration of obligations related to the sale of this business causing the recognition of $8.9 million of income during the second quarter of 2002.

The decrease in 2002 compared to 2001 resulted principally from $53.5 million less in merchant services income as a result of the sale of this nonstrategic portfolio in the fourth quarter of 2001 and $39.4 million less in gains on branch sales as a result of substantially fewer branch sales in 2002 than in 2001. These decreases were significantly offset by a $25.9 million increase in service charges on deposit accounts and other fees; a $13.4 million increase in gains on sales of securities; and an $8.1 million increase in bankcard fees.

Noninterest Expense. Noninterest expense was $801.9 million in 2003, compared to $803.4 million in 2002 and $886.1 million in 2001. Noninterest expense was largely unchanged from 2002 to 2003. The slight decrease was attributable to savings in stationery and supplies, legal fees and litigation expense and accounting, tax and audit fees, taxes other than income, reduced occupancy from fewer branch locations during 2003 and reduced losses on premises and equipment. These decreases were largely offset by an increase in consulting fees surrounding credit improvement initiatives, insurance expense and miscellaneous charge-offs related to overdrawn deposit accounts.

The decrease in 2002 compared to 2001 is attributable to a decrease of $40.0 million in goodwill amortization as the result of new accounting guidance requiring that amortization of goodwill, including that associated with branch purchases constituting a business, be discontinued; $53.5 million less in merchant services expenses as a result of the sale of substantially all of the portfolio in the fourth quarter of 2001; and a $12.3 million decrease in consulting fees principally related to the costs associated with the branch optimization and UPExcel projects in 2001. Noninterest expense was also reduced by the impact of numerous UPExcel cost reduction measures. These decreases were slightly offset by several smaller increases, including credit-related expenses.

Mortgage Banking. The mortgage banking segment of Union Planters includes the origination, sale and servicing of both fixed- and adjustable-rate single-family first mortgage loans. Union Planters has 28 mortgage production offices located in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Nevada, North Carolina, Ohio, Texas and Washington. The types of loans originated include the following:

•	Loans that meet the standard underwriting policies and purchase limits established by the government agencies Fannie Mae and Freddie Mac (conforming conventional loans)

•	Loans in amounts greater than Fannie Mae and Freddie Mac purchase limits (jumbo loans)

•	Loans insured or guaranteed under FHA and VA programs

•	Loans exclusively for sale to specific investors that conform to the requirements of such investors

•	Affordable housing loans in UPB’s marketplaces

•	Loans that are considered portfolio product and retained by UPB as an asset

Mortgage loans in the mortgage banking segment are principally originated for sale into the secondary market, with the servicing rights typically retained. Certain originated loans are also retained in a portfolio of mortgage loans. Conforming conventional loans are mortgages eligible for secondary market purchase by Fannie Mae, Freddie Mac, Ginnie Mae or other mortgage conduits. The government agency maximum loan limit is revised annually according to year-to-year changes in average purchase prices of conventionally financed single-family homes. When these loans are sold into the secondary market, they are typically pooled and exchanged for securities issued by Fannie Mae or Freddie Mac, which are sold to investment banking firms. Jumbo loans are conventional mortgages exceeding the maximum amount a government agency will purchase from a mortgage originator, and substantially all production of these loans is sold to private investors. FHA-insured and VA-guaranteed loans produced for sale in the secondary market are pooled to form Ginnie Mae mortgage-backed securities, which are sold to investment banking firms. Loans originated through the wholesale offices are purchased through approximately 3,000 approved mortgage brokers. A formal approval and monitoring process is in place to select all brokers, assess their performance and evaluate the credit quality of loans they originate. Mortgage brokers demonstrating unacceptable performance or insufficient loan activity are removed from UPB’s program.

Union Planters ranks among the 30 largest residential mortgage loan servicers in the United States. The servicing portfolio includes Fannie Mae, Ginnie Mae, Freddie Mac and private investors’ loans, as well as loans owned by Union Planters.

(Loss) earnings before income taxes were $(3.2) million in 2003, compared to $116.1 million in 2002 and $23.7 million in 2001. The decrease in 2003 compared to 2002 was primarily due to increased MSR amortization and impairment, while the increase in 2002 compared to 2001 was primarily due to increased mortgage loan production.

Net Interest Income. Net interest income was $141.4 million in 2003, compared to $116.1 million in 2002 and $91.6 million in 2001. The average balances in loans held for resale were $2.05 billion, $1.49 billion and $1.17 billion in 2003, 2002 and 2001, respectively. The increases in 2003 and 2002 in net interest income are primarily attributable to these higher average balances but were somewhat mitigated by a decreasing yield on loans held for resale over this three-year period as a result of falling mortgage interest rates.

Provision for Losses on Loans. The provision for losses on loans was $30.0 million in 2003, compared to $25.4 million in 2002 and $28.0 million in 2001. The movement in the provision from year-to-year was driven largely by foreclosure levels, which decreased from 2001 to 2002 and increased from 2002 to 2003.

Noninterest Income. Noninterest income was $46.1 million in 2003, compared to $149.6 million in 2002 and $82.7 million in 2001. The large decline was primarily the result of a $73.8 million increase in loss on the sale of available for sale securities held to mitigate the exposure to volatility associated with the fair value of MSRs. Additional factors decreasing noninterest income were increased amortization expense on MSRs of $22.6 million and increased MSR impairment of $59.4 million, which were both the direct result of a larger portfolio of serviced mortgage loans and the decreasing interest rate environment and resulting prepayment activity. These declines in noninterest income were somewhat offset by a $21.7 million increase in gain on sale of mortgage loans (net of a decrease in revenue from hedging activities of $27.3 million) due to increased volume, a $20.8 million increase in origination, servicing and miscellaneous fees and a $9.6 million increase in gains associated with derivative financial instruments designed to mitigate MSR volatility.

The increase in 2002 from 2001 was attributable to record mortgage loan production spurred by the declining interest-rate environment characterizing the year. The record production gave rise to increases in mortgage servicing income, origination and other miscellaneous fees, and gains on sales of residential mortgages and capitalization of mortgage servicing rights.

Noninterest Expense. Noninterest expense was $160.7 million in 2003, compared to $124.2 million in 2002 and $122.6 million in 2001. The increase from 2002 to 2003 was primarily affected by four factors: salaries and commissions, which increased $11.3 million; expense associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected from borrowers when the loans are paid off, which increased $10.4 million; an increase in operating losses of $5.9 million; and credit related expenses, which increased by $4.0 million. Noninterest expense was relatively flat from 2001 to 2002.

Other Nonreportable Segments. A wholly-owned subsidiary, Capital Factors, provides receivable-based commercial financing and related fee-based credit, collection and management information services to small- and medium-sized companies. Capital Factors purchases accounts receivable from its clients pursuant to factoring agreements, earning commissions and other fees in return for the services rendered to clients, including the outsourcing of accounts receivable management.

Another wholly-owned subsidiary, SOI, is one of the largest providers of professional employment services in the United States, which include workers’ compensation, employee benefit, payroll administration, safety and risk management services, human resource administration and compliance administration. Clients, which are typically small- or medium-sized businesses, are provided cost-effective approaches to critical human resources responsibilities and employer risks. These services complement other services offered to small- and medium-sized businesses by Union Planters.

In addition to Capital Factors and SOI discussed above, the following other nontraditional banking lines are managed on a separate basis:

•	Financial Services - includes investment management, personal trust services, employee benefit administration, proprietary mutual funds, sales of bank-eligible insurance and investment products, including annuities, debt protection products and mortgage insurance products sold through Union Planters Bank’s extensive platform distribution sales force, and full-service and discount brokerage services.

•	SBA Loan Trading - includes the purchasing, packaging and securitization of the government-guaranteed portions of SBA loans.

Earnings before income taxes were $29.5 million in 2003, compared to $50.7 million in 2002 and $41.9 million in 2001. The decline from 2002 to 2003 was predominantly driven by a $29.6 million increase in provision for losses on loans. The increase in the provision for losses on loans is related to the increased charge-offs of accounts receivable – factoring as further discussed in the Allowance for Losses on Loans portion of the Financial Condition section.

FINANCIAL CONDITION ANALYSIS

During 2003, Union Planters continued to manage the efficiency of the balance sheet as loan growth slowed by unwinding high rate portfolios, securitizing and selling mortgage loans and launching a campaign designed to increase transaction and money market savings deposit accounts. The percentage of average earning assets to average interest-bearing liabilities continued to improve, increasing from 123% in 2002 to 125% in 2003. At December 31, 2003, Union Planters reported total assets of $31.91 billion and total liabilities of $28.85 billion, decreases of 6.5% and 6.7%, respectively, from December 31, 2002. Table 2 presents information on average balances for the three years ended December 31, 2003.

Earning Assets

Earning assets are composed of loans, loans held for resale, investment securities, trading account assets, federal funds sold, securities purchased under resale agreements and interest-bearing deposits at financial institutions. At December 31, 2003, earning assets totaled $28.91 billion, compared to $31.07 billion at year-end 2002. Average earning assets were $30.32 billion in 2003, compared to $29.68 billion in 2002. During 2003, average loans held for resale, home equity loans and investment securities continued to increase, while single-family mortgages, commercial, financial and agricultural loans, and consumer loans continued to decrease.

Loans Held for Resale

These loans primarily represent mortgages to be sold in the secondary market and totaled $832.5 million at December 31, 2003, compared to $2.43 billion at December 31, 2002. Average loans held for resale totaled $2.05 billion in 2003 and $1.49 billion in 2002. The increase in the average is attributable to increased production in mortgage loans early in 2003, which dropped off during the fourth quarter of the year, resulting in the year-to-year decline in ending balance.

Available for Sale Securities

As part of its asset/liability management strategy, Union Planters classifies all of its investment securities as available for sale securities, which are carried on the Consolidated Balance Sheet at fair value. This strategy gives management flexibility to manage the investment portfolio as market conditions and funding requirements change. The investment securities portfolio was $4.96 billion at December 31, 2003, compared to $5.47 billion at December 31, 2002. Average investment securities were $5.34 billion and $4.75 billion, respectively, for the years ended December 31, 2003 and 2002.

At December 31, 2003, the investment securities portfolio had a net unrealized gain of $1.9 million, which compares to a net unrealized gain of $106.2 million at year-end 2002. The change is the result of changes in the mix of securities in the portfolio and the impact of market interest rates. Management does not currently expect any losses to result from any unrealized losses in the portfolio, as maturities of securities and other funding sources should meet Union Planters’ liquidity needs. Any losses taken will result from strategic or discretionary decisions to adjust the investment portfolio. Reference is made to Note 3 to the consolidated financial statements, which provides the composition of the investment portfolio for the last two years, along with a breakdown of the maturities and weighted average yields of the portfolio at December 31, 2003.

U.S. Treasury and U.S. Government agency obligations represented a combined 65.2% of the investment securities portfolio at December 31, 2003, 64.5% of which are collateralized mortgage obligations (CMOs) and mortgage-backed security issues. U.S. Treasury and U.S. Government agency obligations represented a combined 59.4% of the investment securities portfolio at December 31, 2002, 66.4% of which were CMOs and mortgage-backed security issues. Union Planters has some credit risk in the investment securities portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. Reference is made to the Net Interest Income and Market Risk and Asset/Liability Management discussions for information regarding the market risk in the investment securities portfolio.

The limited credit risk in the investment securities portfolio at December 31, 2003 consisted of 21% of investment grade CMOs, of which 93% are rated A or greater; 8% municipal obligations, of which 87% are rated A or greater; and 6% other stocks and securities, greater than 89% of which are represented by Federal Reserve Bank and Federal Home Loan Bank stock.

Loans

Loans, net of unearned interest, are the largest classification within the earning assets of Union Planters and represented 74% of average earning assets in 2003 and 78% in 2002. Loans, net of unearned interest, at December 31, 2003 totaled $22.00 billion, compared to $22.77 billion at year-end 2002. Average loans, net of unearned interest, were $22.46 billion in 2002, a decrease of $650.2 million, or 2.8%, from $23.11 billion in 2002. Table 5 presents a five-year summary of the composition of the loan portfolio.

The various categories of loans are subject to varying levels of risk. Geographic diversification of the portfolio is one way management mitigates this risk. Union Planters’ loan portfolio is primarily spread over the 12 states in which it has banking locations and other geographic areas serviced by these locations. Reference is made to the table on page 25, which presents the percentage of Union Planters’ loans by state for the banking operations. Single-family residential loan products (one-to-four family residential mortgages and home equity lines of credit), which historically have low loan loss experience, comprised 25% of the loan portfolio. Union Planters has a limited amount of foreign exposure, which comprises 1% of the loan portfolio. The foreign loans are primarily U.S. dollar trade finance loans to correspondent banks in Central and South America. There are no significant loans to foreign governments.

Union Planters’ loan portfolio is also diversified by the relative size of loans in the portfolio. The largest outstanding loan relationship, excluding accounts receivable – factoring, at December 31, 2003 was $45.8 million. The top 50 loan relationships totaled $1.85 billion in commitments, or an average of $36.9 million, and $1.02 billion in outstandings, or an average of $20.5 million. Union Planters has an overall internal limit for loan relationships of $50.0 million or more, subject to exception on a case-

by-case basis. Lower sublimits have also been established for various risk classifications, subject to exception on a case-by-case basis.

Single-Family Residential Loans. Single-family residential loans, including FHA/VA government-insured/guaranteed loans, totaled $3.52 billion at December 31, 2003, representing a 21% decrease compared to the $4.47 billion total at December 31, 2002. These loans represented 16% of the loan portfolio at December 31, 2003. The decrease in single-family residential loans held in Union Planters portfolio is related to the combined impact of loans packaged and sold to unrelated third parties, repayments of loans in low-earning portfolios management has chosen to liquidate and increased volume of loans paid off or refinanced in the current low interest rate environment.

Commercial and Foreign Loans and Direct Finance Leases. Commercial, financial and agricultural loans, foreign loans and direct finance leases, totaled $5.31 billion, or 24% of the portfolio, at December 31, 2003. This represents a 4% decrease compared to the December 31, 2002 balance of $5.51 billion. Most of the loans in this category are made to small- and middle-market customers and are generally secured by receivables, inventory, equipment and other collateral.

Other Mortgage Loans. This segment of the portfolio totaled $6.47 billion, or 29% of the loan portfolio, at December 31, 2003. This compares to $6.36 billion at December 31, 2002. At December 31, 2003, loans for nonfarm nonresidential properties (commercial real estate) totaled $5.14 billion, or 80% of this category, which compares to $5.03 billion, or 79% at year-end 2002. Loans secured by multifamily residential properties and loans secured by farmland comprised 13% and 7%, respectively, of this category of the portfolio at December 31, 2003, which compares to 13% and 8%, respectively, at year-end 2002.

Real Estate Construction Loans. These loans totaled $2.30 billion at December 31, 2003, or 10% of the loan portfolio, which compares to $2.26 billion at December 31, 2002, or 10% of the loan portfolio. At year-end 2003, 27% of these loans were single-family construction loans, 33% were commercial construction loans and 39% were land development loans. These percentages were 26%, 40% and 34%, respectively, at year-end 2002.

Consumer Loans. This segment of the loan portfolio totaled $1.76 billion at December 31, 2003, or 8% of the portfolio. This compares to a balance of $1.99 billion, or 9% of the loan portfolio, at year-end 2002. Automobile loans comprise 55% of these loans, with the balance being loans to individual consumers for a variety of uses.

Home Equity Loans. These loans totaled $2.06 billion at December 31, 2003, an increase of 34% compared to $1.54 billion at December 31, 2002. These loans are typically revolving, open-ended single-family residential loans that are made to consumers for various purposes. The increase relates to a successful campaign during 2003 to reach borrowers with a high credit score and a low loan-to-value ratio.

Accounts Receivable – Factoring. This category of the loan portfolio totaled $595.3 million at December 31, 2003, an 11% decrease from the December 31, 2002 total of $666.7 million. Factoring includes asset-based loans, which are collateralized primarily by receivables owned by the borrowers, and accounts receivable purchased from clients pursuant to factoring agreements. As of December 31, 2003, Union Planters had purchased receivables from multiple factoring clients resulting in outstanding balances of $20 million or more with four of their customers. These customers had S&P ratings ranging from BBB- to AA. The largest of these exposures, $65 million, was to a multi-national retailer of consumer goods with an S&P rating of AA. This exposure was approved as an exception to the internal lending limit of $50 million.

Loan Outlook. Consumer loan demand continued to be strong in 2003. We anticipate solid consumer loan demand in 2004 with improving balance sheet growth due to the reduction in runoff from discontinued high risk products, continuing home equity line growth and the rollout of new first mortgage products planned to be held in the loan portfolio. Commercial loan demand continued to be weak in 2003, consistent with national trends. According to the Federal Reserve, commercial and industrial loans at U.S. commercial banks declined by 6.9% during 2003, compared to Union Planters’ decline of 4.0%. We anticipate increased commercial loan demand in 2004 relative to 2003 as the economy continues to improve. We anticipate factoring balances to continue to decline due to tightening of credit standards within the asset-based lending segment of this portfolio. These are forward-looking statements, and actual results could differ because of several factors, including those identified in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Allowance for Losses on Loans

The allowance for losses on loans (Allowance) at December 31, 2003 was $330.8 million, compared to $350.9 million at December 31, 2002. Tables 6 and 8 provide detailed information regarding the Allowance for each of the five years in the period ended December 31, 2003. Union Planters’ loan portfolio has no significant concentration in terms of industry, geography, product type or size of individual borrowing relationship. Selected Allowance ratios are as follows:

	December 31,
	2003	2002
Allowance to total loans	1.50%	1.54%
Allowance to nonperforming assets	126	102
Allowance to nonperforming loans	158	133

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

A periodic review of selected credits (based on loan size and type) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with the management personnel assigned with accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters’ credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. These reviews provide information, which assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

The Allowance as a percentage of nonperforming loans was 158% at December 31, 2003, compared to 133% at December 31, 2002. The increase in this percentage from 2002 to 2003 is attributable to a 20.7% decrease in nonperforming loans resulting from management’s concerted efforts to improve credit quality, including improvements in the problem loan management process, the planned run-off of higher-risk brokered home equity and indirect loans, and more stringent underwriting standards. While efforts have been made to improve credit quality, the methodology used to calculate the required Allowance amount has not changed and has been consistently applied. During 2004, management expects that the level of nonperforming loans will continue to gradually decrease, assuming a stable or improving economy. While a decrease is expected during the year, the level of nonperforming loans may rise and fall at various times during 2004. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statement Regarding Forward-Looking Information.

Net charge-offs increased $10.7 million in 2003 to $199.6 million, which compares to $188.9 million in 2002. As a percentage of average loans, net charge-offs were .89% in 2003, .82% in 2002 and .53% in 2001. The increase from 2002 to 2003 was largely driven by growth in charge-offs of accounts receivable – factoring of $31.3 million related to:

Receivables Union Planters purchased from multiple factoring clients that are due from one customer that the factoring clients have in common, a multi-national retailer of consumer goods that has recently emerged from bankruptcy proceedings. Union Planters established a specific reserve for this customer during 2002. Receivables from a diamond merchant.

Overall growth in net charge-offs was somewhat mitigated by a $16.8 million decrease in charge-offs of commercial, financial and agricultural loans. Charge-offs in this area peaked during the fourth quarter of 2002 as the direct result of a weak economy and declined during 2003 as the economy began to improve. Management believes that net charge-offs will begin to decline during 2004 if nonperforming assets continue to decline and economic conditions continue to improve. While the timing of the actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the Allowance. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statement Regarding Forward-Looking Information.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans and foreclosed properties, net of specific valuation allowances. Table 7 presents additional information on nonperforming assets.

Total nonperforming assets were $261.8 million at December 31, 2003, a decrease of 24% from $343.7 million at December 31, 2002, bringing nonperforming assets to .82% of total assets at the end of 2003, compared to 1.01% at the end of 2002. As indicated above, the decrease is primarily related to management’s concerted efforts to improve credit quality, including improvements in the problem loan management process, the planned run-off of higher-risk brokered home equity and indirect loans, and more stringent underwriting standards.

Nonperforming Loans. Nonperforming loans (nonaccrual loans and restructured loans) decreased $54.8 million in 2003 to $209.8 million, or .95% of loans, at December 31, 2003. This compares to $264.6 million, or 1.16% of loans, at December 31, 2002.

Union Planters had nine loan relationships greater than $3 million on nonaccrual status at December 31, 2003. These nine relationships totaled $65.3 million, for an average size of $7.3 million. The largest of these relationships totaled $19.2 million, consisting of a loan used to purchase airplanes leased to an airline. Specific reserves have been established for management’s estimate of probable losses for all of these relationships. At December 31, 2002, 14 loan relationships greater than $3 million were considered nonaccrual, the largest of which was $16.7 million and represented receivables from multiple factoring clients, all of whom had factored receivables from a common customer that was in bankruptcy proceedings.

Loans past due 90 days or more and still accruing interest, which are not included in nonperforming assets, were $204.0 million at December 31, 2003, or ..93% of loans. This compares to $258.2 million, or 1.13% of loans, at December 31, 2002.

A breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest follows:

	December 31,
			Loans Past Due
	Nonaccrual Loans		90 Days or More
	2003	2002	2003	2002
	(Dollars in thousands)
Loan Type
Commercial, financial, agricultural, foreign and direct lease financing	$109,009	$108,640	$15,435	$24,498
Real estate – construction	18,354	36,960	1,505	2,395
Real estate – mortgage:
Secured by single-family residential	15,729	37,594	123,638	147,062
FHA/VA government-insured/guaranteed	525	1,490	44,148	62,836
Secured by nonfarm, nonresidential	42,923	61,249	9,849	8,215
Multi-family	12,311	9,962	303	4,254
Secured by farmland	7,313	4,025	2,862	1,565
Home equity	2,519	2,940	5,539	3,333
Other consumer	772	1,239	712	4,025

Total	$209,455	$264,099	$203,991	$258,183

FHA/VA Loans. FHA/VA loans do not, in management’s opinion, have traditional credit risk similar to the rest of the loan portfolio. Risk of principal loss is considered minimal due to the government guarantee. FHA/VA loans past due 90 days or more and still accruing interest totaled $44.1 million at December 31, 2003, compared to $62.8 million at December 31, 2002. The decrease in the loans past due relates to improving collections, changes in standards governing FHA repurchases and loan sales during the year. At December 31, 2003 and 2002, $.5 million and $1.5 million, respectively, of FHA/VA loans were placed on nonaccrual status by management because the contractual payment of interest by FHA/VA had stopped due to missed filing dates; however, no loss of principal is expected from these loans.

Potential Problem Assets. Potential problem assets consist of assets that are generally secured and are not currently considered nonperforming. They include those assets where information about possible credit problems has raised serious doubts as to the ability of the borrowers to comply with present repayment terms. Historically, such assets have been loans, which have typically become nonperforming. At December 31, 2003, Union Planters had potential problem assets (all loans) aggregating $37.1 million, comprised of three loans, the largest of which was $14.2 million. This compares to potential problem assets (all loans) at December 31, 2002 aggregating $42.8 million, comprised of eight loans, the largest of which was $21.0 million.

Other Earning Assets

Other earning assets increased $625.4 million from December 31, 2002 to $1.13 billion at December 31, 2003 and include interest-bearing deposits at financial institutions, federal funds sold, securities purchased under agreements to resell and trading account assets. The increase is primarily related to increased federal funds sold. These assets averaged $524.2 million in 2003 compared to $442.0 million in 2002, less than 2% of earning assets in both periods. Trading account assets, the largest category, are comprised of government-guaranteed SBA pools and the government-guaranteed portion of SBA loans. Management considers these assets to have minimal credit risk given the government guarantee and minimal interest rate risk since most of the portfolio is comprised of variable rate assets. Trading account assets fluctuate depending on market conditions and demand. The other categories fluctuate depending on funding needs and investment opportunities.

Deposits

Union Planters’ deposit base is its primary source of liquidity and consists of deposits from the communities served in Union Planters’ twelve-state market area. Deposits were $23.15 billion at December 31, 2003 and averaged $23.85 billion for the year. This compares to period-end deposits of $23.33 billion and average deposits of $23.39 billion in 2002. The mix of deposits shifted slightly as time deposits continued to decline, and money market and noninterest-bearing deposits increased. The shift in deposits is due to marketing campaigns during 2003 to attract and retain new noninterest-bearing deposit and money market accounts while allowing higher cost time deposits to roll off. Tables 2 and 4 present the components of Union Planters’ average deposits. Note 8 to the consolidated financial statements presents the maturities of interest-bearing deposits at December 31, 2003.

The composition of average deposits over the last two years was as follows:

	Years Ended December 31,
	2003	2002
Type of Deposit
Noninterest-bearing deposits	21%	19%
Interest-bearing checking	15	14
Money market deposits	26	24
Savings deposits	6	6
Other time deposits	25	30
Time deposits of $100,000 and over	7	7

Borrowings

Total borrowings at December 31, 2003 were $5.08 billion, compared to $6.43 billion at December 31, 2002, and were comprised of:

	December 31,
	2003	2002
	(Dollars in millions)
Type of Borrowings
Short-term debt:
Federal funds purchased, including term fed funds	$328.0	$898.7
Securities sold under agreements to repurchase	1,323.7	1,394.9
Short-term Federal Home Loan Bank advances	—	—
Other short-term debt, including overnight borrowings	799.6	1,346.2

Total short-term debt	2,451.3	3,639.8

Medium-term senior notes	597.9	600.0
Long-term debt:
Long-term Federal Home Loan Bank advances	428.9	960.0
Subordinated notes	1,387.3	975.0
Obligation for Trust Preferred Securities, represented by 8.20% Junior Subordinated Debentures beginning July 1, 2003 and by 8.20% Trust Preferred Securities prior to that date	210.9	210.3
Asset-backed securities	—	41.7
Other long-term debt	.2	.7

Total long-term debt	2,027.3	2,187.7

Total outstanding debt	$5,076.5	$6,427.5

Short-term borrowings averaged $2.93 billion in 2003, compared to $2.54 billion in 2002. Average long-term debt in 2003 was $2.50 billion, compared to $2.78 billion in 2002. Outstanding borrowings shifted from long-term debt to short-term debt as the Company replaced higher cost FHLB advances with lower cost overnight borrowings. Note 9 to the consolidated financial statements provides additional information regarding Union Planters’ borrowings.

Capital and Dividends

At December 31, 2003, Union Planters’ shareholders’ equity was $3.07 billion, decreasing $160.6 million from December 31, 2002. The shareholders’ equity to total assets ratio was 9.61% and 9.45%, respectively, at December 31, 2003 and 2002.

The change in shareholders’ equity is attributable to increases in retained net earnings (net earnings less common and preferred dividends paid) of $236.7 million and shares issued resulting from options exercised totaling $43.5 million. These were offset by a decrease in accumulated other comprehensive income, comprised of the unrealized gain or loss on available for sale investment securities and derivative financial instruments designated and qualifying as cash flow hedges, both net of tax, of $64.7 million and shares purchased under Union Planters’ share repurchase plan, which reduced shareholders’ equity $379.4 million.

Union Planters has been authorized by its Board of Directors (Board) to repurchase shares of its common stock from time-to-time, and currently has remaining authorization from the Board to repurchase approximately 24.7 million shares of the Company’s common stock. In addition, in connection with settling an accelerated share repurchase program in October 2003, the counterparty to that program is expected to purchase approximately 1.5 million shares of Company common stock under the Company’s concurrence. Subject to market conditions, the Company may in the future from time-to-time bid for or repurchase shares of its common stock, including in connection with other accelerated share repurchase programs.

During the second quarter of 2002, the Board declared a three-for-two stock split, in the form of a 50% stock dividend, on the shares of Union Planters’ common stock. The additional shares were distributed on June 6, 2002 to shareholders of record at the close of business on May 22, 2002. As a result of the stock split, 67.6 million shares were issued, and cash in the amount of $.3 million was paid in lieu of fractional shares. All share and per share information has been adjusted for the impact of the split.

Union Planters declared cash dividends on its common stock of $1.334 per share in 2003 and 2002. In January 2004, a regular quarterly dividend of $.3334 per share ($1.334 per share annualized) was declared. Union Planters also declared and paid cash dividends of $2.00 per share on its 8% Series E Convertible Preferred Stock in both 2002 and 2001. Management’s goal is to maintain the common dividend amount at the current level.

As more fully discussed in the “Recent Developments and Management Initiatives” section, in connection with the merger with Regions and pursuant to the terms of the series, all outstanding shares of the Series E Preferred Stock will be redeemed on March 31, 2004.

The primary sources for payment of dividends by Union Planters to its shareholders and the share repurchase plan are dividends received from its lead bank, UPB, dividends from other subsidiaries, interest on loans to subsidiaries and interest on its available for sale investment securities. Payment of dividends by UPB and the Company’s other banking subsidiary are subject to various statutory limitations that are described in Note 13 to the consolidated financial statements. Reference is made to the Liquidity discussion for additional information regarding the parent company’s liquidity.

Union Planters and its subsidiaries must comply with capital guidelines established by the banking regulatory agencies that supervise their operations. These agencies have adopted a system to monitor the capital adequacy of all insured financial institutions. The system includes ratios based on the risk weighting of on- and off-balance-sheet transactions. At December 31, 2003, Union Planters’ Tier 1 and Total risk-weighted capital ratios were 9.60% and 15.60%, respectively. These ratios compare to 9.40% and 13.89%, respectively, at December 31, 2002. The leverage ratio (Tier 1 capital divided by unweighted average quarterly total assets) was 7.89% at December 31, 2003, compared to 7.47% at December 31, 2002. Additionally, UPB has consistently maintained regulatory capital ratios above the “well capitalized” standard.

As more fully discussed in Note 1 to the consolidated financial statements, Trust Preferred Securities issued by Union Planters Capital Trust A presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. Despite the fact that implementation of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, resulted in deconsolidation of the UPC Trust, the Federal Reserve Board has indicated that until further notice, Trust Preferred Securities will continue to count as Tier 1 regulatory capital, even though they are no longer included on the Consolidated Balance Sheet. Should the Federal Reserve Board reach a conclusion that Trust Preferred Securities no longer included on the Consolidated Balance Sheet would cease to qualify as Tier 1 regulatory capital, Union Planters’ Tier 1 regulatory capital would be reduced by approximately $200 million.

Table 10, the Consolidated Statement of Changes in Shareholders’ Equity and Note 13 to the consolidated financial statements present further information regarding Union Planters’ capital adequacy and changes in shareholders’ equity.

Liquidity

Union Planters manages liquidity to assure its ability to meet current and future financial obligations in a timely manner. Union Planters’ primary sources of liquidity are its deposit base, borrowings and the ability to issue securities and debt instruments in the financial markets, as well as liquidation of available for sale investment securities and other interest-bearing investments.

At January 1, 2004, the parent company could have received dividends from subsidiaries of $109.2 million without prior regulatory approval. The payment of dividends by Union Planters’ subsidiaries will be dependent on their future earnings and capital and liquidity considerations. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

During 2003, Union Planters filed a shelf registration statement to register an aggregate amount of $1.5 billion in securities. Under this shelf registration, Union Planters and/or certain of its nonbank subsidiaries may offer for sale, from time-to-time, senior debt securities, subordinated debt securities, preferred stock, common stock and warrants. At December 31, 2003, $500 million in subordinated debt securities had been issued under this shelf registration.

Another source of liquidity is Union Planters’ ability to sell mortgage loans through whole loan sales to unaffiliated third parties and through securitization transactions utilizing qualifying special purpose entities, as defined by applicable accounting literature. The structure of each securitization transaction has been evaluated and found to qualify for sale treatment resulting in the removal of the loans from Union Planters’ Consolidated Balance Sheet. In each case, the qualification for sale treatment is based on criteria established by accounting literature, which requires each transaction to:

•	Isolate the sold loans from Union Planters in such a way that they are beyond the reach of Union Planters and its creditors, even in bankruptcy or other receivership.

•	Not prohibit each transferee from pledging or exchanging the loans received.

•	Not allow Union Planters to maintain effective control over the transferred loans through either 1) an agreement that both entitles and obligates Union Planters to repurchase or redeem the loans before their maturity or 2) the ability to unilaterally cause the holder to return specific loans, other than through a cleanup call.

In accordance with generally accepted accounting principles, the qualifying special purpose entities utilized in the securitization of mortgage loans are not consolidated.

Until mid 2003, Union Planters also utilized other special purpose entities in the securitization of factored receivables. These securitization transactions did not meet the sale criteria outlined above and in accordance with generally accepted accounting principles were accounted for as collateralized borrowings. This accounting results in the consolidation of the special purpose entities and the inclusion on the Consolidated Balance Sheet of both the factored receivables and the borrowing, represented by variable-rate asset backed certificates. During 2003, Union Planters ceased securitizing factored receivables and repaid all related borrowings outstanding.

Union Planters has no transactions with special purpose entities other than in the securitization transactions described above.

At December 31, 2003, Union Planters Corporation and Union Planters Bank, N.A. had the following debt ratings for senior unsecured long-term debt:

Moody’s Standard & Poor’s Fitch
Union Planters Corporation	A2	BBB	BBB+
Union Planters Bank, N.A	A1	BBB+	BBB+

Contractual Obligations and Off Balance Sheet Arrangements

The following table summarizes the indicated contractual obligations and other commitments of Union Planters as of December 31, 2003:

	Payments Due by Period
	Total	Less than One Year	1 to 3 years	3 to 5 years	After 5 years
	(Dollars in millions)
Contractual Cash Obligations
Debt, including short- and medium-term notes and long-term debt	$2,629.6	$111.3	$102.3	$22.3	$2,393.8
Capital lease obligations	185.3	24.0	52.0	54.0	55.3
Operating lease obligations	183.7	29.6	51.8	38.0	64.3
Commitments to fund low income housing developments	5.6	4.4	.7	.3	.2
Purchase obligations	8.3	7.6	.7	—	—
Time deposits	7,158.8	4,593.9	1,704.0	847.3	13.6

Total contractual cash obligations	$10,171.3	$4,770.8	$1,911.5	$961.9	$2,527.2

	Amount of Commitment Expiration Per Period
	Total	Less than One Year	1 to 3 years	3 to 5 years	After 5 years
	(Dollars in millions)
Other Commitments
Loan commitments	$5,372.7	$2,387.8	$1,142.3	$414.9	$1,427.7
Commercial letters of credit	127.7	127.7	—	—	—
Standby letters of credit	551.3	364.9	103.4	71.1	11.9

Other commitments	$6,051.7	$2,880.4	$1,245.7	$486.0	$1,439.6

Consistent with practices in the banking industry and in the normal course of business, Union Planters becomes a party to various types of financial instruments to meet the financing needs of its customers. These instruments include commitments to extend credit to customers and standby, commercial and similar letters of credit. Since many of the commitments to extend credit expire without being drawn upon, the commitment amounts do not necessarily represent future cash requirements.

Union Planters securitizes mortgage loans through special purpose entities as described previously in the discussion on Liquidity. After the initial transfer of assets, cash flows between the qualified special purpose entities utilized in securitization transactions and Union Planters were immaterial for each of the three years in the period ended December 31, 2003.

Union Planters has no off-balance-sheet arrangements that, in management’s view, will have a material effect on its liquidity or availability of or requirements for capital other than those discussed above. Reference is made to Note 19 to the consolidated financial statements where financial instruments with off-balance-sheet risk are more fully discussed.

Fair Value of Financial Instruments

The disclosures regarding the fair value of financial instruments are included in Note 20 to the consolidated financial statements along with a summary of the methods and assumptions used by management in determining fair value. The differences between the fair values and book values were primarily caused by differences between contractual and market interest rates at the respective year-ends. Fluctuations in the fair values will occur from period to period due to changes in the composition of the balance sheet and changes in market interest rates.

Effects of Inflation

Since the majority of assets and liabilities of a financial institution are monetary in nature, a financial institution differs greatly from most commercial and industrial companies, which have significant investments in fixed assets and inventories. However, inflation does have an important impact on growth of total assets in the banking industry and the resulting need to increase equity capital at higher costs in order to maintain an appropriate shareholders’ equity to total assets ratio. Inflation also affects other expenses that tend to rise during periods of general inflation and impacts the level of interest rates and the shape of the yield curve, which can materially impact net interest income. This risk is managed through the rate risk management process described in the Interest Rate Risk section.

Management believes the most significant protection from the impact of inflation on financial results is Union Planters’ ability to react to changes in interest rates. Management attempts to maximize net interest income within acceptable levels of interest rate risk and liquidity.

Fourth Quarter Results

Net earnings for the fourth quarter of 2003 were $98.7 million, or $.51 per diluted share, compared to $136.5 million or $.68 per diluted share, for the same period in 2002.

Fully taxable-equivalent net interest income for the fourth quarter of 2003 was $280.5 million, compared to $331.7 million for the fourth quarter of 2002. The decrease from 2002 principally resulted from lower market interest rates and a $1.73 billion decrease in earning assets in the fourth quarter of 2003 compared to the year earlier period. The decrease in earning assets resulted from run-off of selected loan products that do not generate the risk-adjusted returns targeted by management and from the sale of available for sale securities.

The provision for losses on loans for the fourth quarter of 2003 was $47.9 million, or .86% of average loans, compared to $60.0 million, or 1.03% of average loans, for the fourth quarter of 2002. Net charge-offs of $47.9 million in the fourth quarter of 2003 were $17.7 million less than the fourth quarter of 2002. Net charge-offs as a percentage of average loans were .86% for the quarter, compared to 1.13% for the fourth quarter of 2002. The decrease in the provision and in net charge-offs were primarily due to a concerted effort by management to improve credit quality in the loan portfolio, as evidenced by a decrease in nonperforming loans of $54.9 million from December 31, 2002 to December 31, 2003.

Noninterest income for the fourth quarter of 2003 was $194.6 million, a decrease of $18.4 million, or 9%, from the fourth quarter of 2002. The decrease is attributable to a $24.1 million decrease in mortgage banking revenues resulting from significantly lower origination volume and a $7.1 million decrease in investment securities gains. Decreases were partly offset by a $13.1 million increase in gains on branch sales.

Noninterest expense for the fourth quarter of 2003 was $279.4 million, down slightly from $280.1 million in the fourth quarter of 2002.

The efficiency ratio for the fourth quarter of 2003 was 55.79%, compared to 49.60% for the fourth quarter of 2002. The reasons for the increase were:

•	A lag in the timing of the reduction of certain mortgage-related expenses compared to the significant decline in mortgage origination volume.

•	Increases in expense associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected, miscellaneous charge-offs and insurance expense, slightly offset by decreases in several other categories.

As the Company continues to aggressively manage its cost structure, volume-related mortgage expenses and operational losses, management believes the efficiency ratio will approach prior period levels and is committed to a longer-term goal of a 50% efficiency ratio. This is a forward-looking statement, and actual results could differ because of several factors, including those identified in the discussion of Cautionary Statement Regarding Forward-Looking Information.

Accounting Changes

For information regarding accounting standards issued which will be adopted in future periods, refer to Note 1 to the Consolidated Financial Statements.

Table 1. Balance Sheet Impact of Business Combinations and Divestitures

	2003	2001
	Magna Insurance	Jefferson
	(Dollars in thousands)
Assets
Interest-bearing deposits at financial institutions	$17,195	$5,519
Loans, net of unearned income	—	1,337,139
Allowance for losses on loans	—	(5,753)

Net loans	—	1,331,386
Investment securities	6,886	41,824
Intangible assets	—	46,499
Cash and cash equivalents (1)	139	61,970
Other real estate, net	—	3,713
Premises and equipment	—	13,166
Other assets	4,894	83,454

Total assets	$29,114	$1,587,531

Liabilities and shareholders’ equity
Deposits	$—	$876,635
Other interest-bearing liabilities	—	547,030
Other liabilities	9,323	20,535
Shareholders’ equity	19,791	143,331

Total liabilities and shareholders’ equity	$29,114	$1,587,531

(1)	Cash paid for acquisitions has been netted with cash and cash equivalents.

     Note: There were no business combinations or divestitures during 2002.

Table 2. Average Balance Sheet and Average Interest Rates

	Years Ended December 31,
	2003			2002			2001
		Interest	FTE		Interest	FTE		Interest	FTE
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-bearing deposits at financial institutions	$142,649	$1,892	1.33%	$118,423	$2,421	2.04%	$44,510	$2,047	4.60%
Federal funds sold and securities purchased under agreements to resell	117,618	1,262	1.07	82,818	1,437	1.74	61,116	2,213	3.62
Trading account assets	263,936	8,651	3.28	240,733	9,562	3.97	231,180	15,836	6.85
Loans held for resale	2,052,573	105,786	5.15	1,491,647	89,609	6.01	1,173,379	75,733	6.45
Investment securities (1), (2)
Taxable securities	4,676,066	187,115	4.00	3,810,245	230,355	6.05	4,355,636	281,741	6.47
Tax-exempt securities	603,503	46,591	7.72	823,254	64,216	7.80	1,141,384	87,965	7.71

Total investment securities	5,279,569	233,706	4.43	4,633,499	294,571	6.36	5,497,020	369,706	6.73
Commercial, financial and agricultural loans	5,130,866	232,387	4.53	5,211,941	275,357	5.28	5,305,060	377,877	7.12
Foreign loans	229,153	5,591	2.44	304,244	10,922	3.59	449,239	26,440	5.89
Accounts receivable – factoring	673,060	51,368	7.63	704,850	54,373	7.71	673,737	69,178	10.27
Real estate – construction loans	2,316,884	121,806	5.26	2,254,353	135,071	5.99	2,239,306	177,113	7.91
Real estate – mortgage loans
Secured by 1-4 family residential	3,951,397	280,839	7.11	4,934,373	385,909	7.82	6,283,141	533,130	8.49
Nonfarm, nonresidential properties	5,109,693	300,575	5.88	4,916,236	331,704	6.75	4,534,866	364,447	8.04
Multifamily (5 or more) residential	841,536	48,224	5.73	847,102	56,781	6.70	800,004	63,413	7.93
Secured by farmland	488,350	29,436	6.03	481,568	32,612	6.77	433,022	35,260	8.14
Home equity	1,808,478	83,904	4.64	1,216,066	63,597	5.23	809,780	62,904	7.77
Consumer loans	1,855,722	142,166	7.66	2,153,610	180,247	8.37	2,552,893	226,415	8.87
Direct lease financing	59,315	3,835	6.47	90,302	5,941	6.58	106,082	7,122	6.71

Loans, net of unearned income (1), (3), (4)	22,464,454	1,300,131	5.79	23,114,645	1,532,514	6.63	24,187,130	1,943,299	8.03

Total earning assets (1), (2), (3), (4)	30,320,799	1,651,428	5.45	29,681,765	1,930,114	6.50	31,194,335	2,408,834	7.72

Cash and due from banks	732,428			742,115			777,311
Premises and equipment	526,985			550,686			588,487
Allowance for losses on loans	(334,866)			(344,120)			(340,422)
Goodwill and other intangibles	921,381			915,363			959,934
Other assets	1,033,130			1,071,717			1,030,226

Total assets	$33,199,857			$32,617,526			$34,209,871

Liabilities and shareholders’ equity
Money market accounts	$6,271,011	60,465	0.96%	$5,612,928	85,125	1.52%	$4,649,833	161,590	3.48%
Interest-bearing checking	3,443,745	14,218	0.41	3,397,413	32,083	0.94	3,143,605	43,054	1.37
Savings deposits	1,443,678	4,630	0.32	1,380,079	12,774	0.93	1,346,492	19,274	1.43
Certificates of deposit of $100,000 and over	1,607,408	47,260	2.94	1,698,669	60,129	3.54	2,109,012	115,175	5.46
Other time deposits	6,009,173	163,657	2.72	6,805,528	238,545	3.51	8,079,921	418,261	5.18

Total interest-bearing deposits	18,775,015	290,230	1.55	18,894,617	428,656	2.27	19,328,863	757,354	3.92

Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	2,271,060	21,631	0.95	2,182,949	30,593	1.40	3,198,989	125,423	3.92
Other	659,107	8,089	1.23	352,784	5,659	1.60	1,035,637	51,226	4.95

Total short-term debt	2,930,167	29,720	1.01	2,535,733	36,252	1.43	4,234,626	176,649	4.17

Long-term debt
Federal Home Loan Bank advances	671,201	23,851	3.55	1,175,195	43,902	3.74	1,411,805	72,842	5.16
Subordinated capital notes	1,011,306	59,469	5.88	974,338	70,225	7.21	896,085	64,119	7.16
Medium-term senior notes	601,342	22,699	3.77	341,131	17,834	5.23	41,863	2,871	6.86
Trust Preferred Securities	211,373	7,581	3.59	201,239	12,670	6.30	199,098	16,511	8.29
Other	9,107	847	9.30	83,473	4,144	4.96	102,842	7,773	7.56

Total long-term debt	2,504,329	114,447	4.57	2,775,376	148,775	5.36	2,651,693	164,116	6.19

Total interest-bearing liabilities	24,209,511	434,397	1.79	24,205,726	613,683	2.54	26,215,182	1,098,119	4.19
Noninterest-bearing demand deposits	5,079,313	—		4,499,312	—		4,141,565	—

Total sources of funds	29,288,824	434,397		28,705,038	613,683		30,356,747	1,098,119

Other liabilities	746,652			709,461			752,179
Shareholders’ equity
Preferred stock	9,923			13,395			18,091
Common equity	3,154,458			3,189,632			3,082,854

Total shareholders’ equity	3,164,381			3,203,027			3,100,945

Total liabilities and shareholders’ equity	$33,199,857			$32,617,526			$34,209,871

Net interest income (1)		$1,217,031			$1,316,431			$1,310,715

Net interest spread (1)			3.66%			3.96%			3.53%

Net interest margin (1)			4.01%			4.44%			4.20%

Taxable-equivalent adjustments
Loans		$4,096			$4,801			$5,977
Investment securities		16,337			22,049			28,658

Total		$20,433			$26,850			$34,635

(1)	Taxable-equivalent yields are calculated assuming a 35% Federal income tax rate.

(2)	Yields are calculated on historical cost and exclude the impact of the unrealized gains (losses) on available for sale securities.

(3)	Includes loan fees in both interest income and the calculation of the yield on income.

(4)	Includes loans on nonaccrual status.

Table 3. Analysis of Volume and Rate Changes

	2003 versus 2002			2002 versus 2001
	Increase (Decrease)			Increase (Decrease)
	Due to Change in (1):			Due to Change in (1):
			Total			Total
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest income
Interest-bearing deposits at financial institutions	$738	$(1,267)	$(529)	$562	$(188)	$374
Federal funds sold and securities purchased under agreements to resell	(1,906)	1,731	(175)	1,663	(2,439)	(776)
Trading account assets	1,120	(2,031)	(911)	684	(6,958)	(6,274)
Loans held for sale	26,001	(9,824)	16,177	18,632	(4,756)	13,876
Investment securities – FTE	71,644	(132,509)	(60,865)	(58,591)	(16,544)	(75,135)
Loans, net of unearned income – FTE	(62,466)	(169,917)	(232,383)	(104,421)	(306,364)	(410,785)

Total interest income – FTE	35,131	(313,817)	(278,686)	(141,471)	(337,249)	(478,720)

Interest expense
Money market accounts	11,706	(36,366)	(24,660)	44,430	(120,895)	(76,465)
Interest-bearing checking	444	(18,309)	(17,865)	3,855	(14,826)	(10,971)
Savings deposits	618	(8,762)	(8,144)	494	(6,994)	(6,500)
Certificates of deposit of $100,000 and over	(3,099)	(9,770)	(12,869)	(19,602)	(35,444)	(55,046)
Other time deposits	(25,771)	(49,117)	(74,888)	(58,979)	(120,737)	(179,716)
Short-term borrowings	4,623	(11,155)	(6,532)	(53,874)	(86,523)	(140,397)
Long-term debt	(13,676)	(20,652)	(34,328)	9,074	(24,415)	(15,341)

Total interest expense	(25,155)	(154,131)	(179,286)	(74,602)	(409,834)	(484,436)

Change in net interest income – FTE	$60,286	$(159,686)	$(99,400)	$(66,869)	$72,585	$5,716

Percentage (decrease) increase in net interest income (FTE) over prior period			(7.55)%			0.44%

FTE - Fully taxable-equivalent

(1)	The change due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the dollar amounts of the change in each. Previously, the Company allocated this change proportionally based on the relationship of the absolute dollar amounts of each change.

Table 4. Average Deposits (1)

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Noninterest-bearing demand	$5,079,313	$4,499,312	$4,141,565	$4,009,843	$4,315,708
Money market	6,271,011	5,612,928	4,649,833	3,836,818	3,940,579
Interest-bearing checking	3,443,745	3,397,413	3,143,605	3,238,841	3,403,227
Savings	1,443,678	1,380,079	1,346,492	1,465,482	1,612,055

Total transaction and saving accounts	16,237,747	14,889,732	13,281,495	12,550,984	13,271,569

Other time (2)	6,009,173	6,805,528	8,079,921	8,232,540	9,459,877
Certificates of deposit of $100,000 and over	1,607,408	1,698,669	2,109,012	2,428,483	2,296,197

Total time deposits	7,616,581	8,504,197	10,188,933	10,661,023	11,756,074

Total average deposits	$23,854,328	$23,393,929	$23,470,428	$23,212,007	$25,027,643

(1)	Table 2 presents the average rate paid on the above interest-bearing deposit categories for the three years in the period ended December 31, 2003.

(2)	Comprised primarily of certificates of deposit of less than $100,000 and IRAs.

Table 5. Composition of the Loan Portfolio

	December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Commercial, financial and agricultural	$5,007,404	$5,216,820	$5,145,917	$5,350,425	$4,799,840
Foreign	258,713	217,570	397,737	539,181	374,814
Accounts receivable – factoring	595,337	666,731	640,312	677,996	555,128
Real estate – construction	2,304,309	2,261,893	2,190,854	2,012,611	1,581,164
Secured by 1-4 family residential (1)	3,515,057	4,472,626	5,299,848	6,601,834	6,074,156
Nonfarm nonresidential properties	5,139,525	5,027,161	4,821,293	4,064,433	3,646,859
Multifamily (5 or more) residential	856,094	843,631	846,259	771,587	575,883
Secured by farmland	474,456	489,584	462,676	411,186	368,368
Home equity	2,062,582	1,538,088	935,841	685,567	584,546
Consumer	1,759,076	1,989,835	2,338,560	2,756,834	2,835,014
Direct lease financing	47,926	73,768	104,705	110,583	78,726

Total loans	22,020,479	22,797,707	23,184,002	23,982,237	21,474,498
Less: Unearned income	(24,442)	(22,975)	(20,963)	(24,743)	(28,098)

Total loans, net of unearned income	$21,996,037	$22,774,732	$23,163,039	$23,957,494	$21,446,400

(1)	Includes FHA/VA government-insured/guaranteed loans.

Table 6. Allocation of the Allowance for Losses on Loans by Category of
Loans and the Percentage of Loans by Category to Total Loans

	December 31,
	2003		2002		2001		2000		1999
					(Dollars in thousands)
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans to		of Loans to		of Loans to		of Loans to		of Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial, financial and agricultural	$122,914	25%	$111,971	26%	$103,241	25%	$99,370	25%	$97,328	26%
Foreign	3,907	1	6,716	1	6,700	2	7,373	2	5,525	2
Real estate – construction	34,795	11	34,755	10	33,279	9	27,822	9	36,720	8
Real estate – mortgage	143,892	55	167,523	54	162,711	50	142,168	49	136,287	48
Consumer	25,078	8	28,872	9	35,439	14	57,153	15	64,770	16
Direct lease financing	240	—	1,094	—	560	—	1,566	—	1,670	—

Total	$330,826	100%	$350,931	100%	$341,930	100%	$335,452	100%	$342,300	100%

Note: The allocation of the allowance is determined based in part on evaluations of specific loans, past history, and economic conditions within specific industries or geographic areas. Since all of these factors are subject to change, the current allocation of the allowance is not necessarily indicative of the breakdown of future losses.

Table 7. Nonaccrual, Restructured, and Past Due Loans and Foreclosed Properties

	December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Nonaccrual loans (1):
Domestic	$209,455	$264,099	$236,277	$136,884	$133,693
Foreign	—	—	—	—	686
Restructured loans	302	511	868	1,512	1,878

Total nonperforming loans	209,757	264,610	237,145	138,396	136,257

Foreclosed properties:
Other real estate, net	49,808	78,339	65,661	40,366	35,943
Other foreclosed properties	2,236	797	1,128	2,770	1,921

Total foreclosed properties	52,044	79,136	66,789	43,136	37,864

Total nonperforming assets	$261,801	$343,746	$303,934	$181,532	$174,121

Loans past due 90 days or more and still accruing interest (1)	$203,991	$258,183	$220,704	$217,965	$333,633
Less: FHA/VA government-insure/guaranteed loans past due 90 days or more and still accruing interest	(44,148)	(62,836)	(47,612)	(121,303)	(240,799)

Loans past due 90 days or more and still accruing interest, net of FHA/VA government-insured/guaranteed loans (1)	$159,843	$195,347	$173,092	$96,662	$92,834

(1)	In the third quarter of 1999, Union Planters changed its policy related to placing single-family residential mortgage loans on nonaccrual status to conform to industry practice. Previously, single family residential mortgage loans were automatically placed on nonaccrual status after they became past due 90 days or more. Prospectively, these loans are placed on nonaccrual status unless the loan is both well secured and in the process of collection. The impact of this change was to reduce single-family residential mortgage loans on nonaccrual status approximately $50 million; with loans past due 90 days or more and still accruing interest increasing by a corresponding amount. Periods prior to 1999 do not reflect this change.

Table 8. Allowance for Losses on Loans

	Years Ended December 31,
	2003	2002	2001	2000	1999
			(Dollars in thousands)
Balance at beginning of period	$350,931	$341,930	$335,452	$342,300	$321,476
Loans charged off
Commercial, financial and agricultural	(75,736)	(92,584)	(59,171)	(42,947)	(67,649)
Foreign	(2,179)	(7,695)	(819)	(120)	(459)
Accounts receivable – factoring	(47,519)	(16,182)	(13,123)	(14,644)
Real estate-construction	(9,662)	(3,785)	(2,667)	(3,292)	(3,330)
Real estate-mortgage
Secured by 1-4 family residential	(42,225)	(38,970)	(51,422)	(12,810)	(11,024)
Nonfarm, nonresidential properties	(12,348)	(13,994)	(9,034)	(2.694)	(14,317)
Multifamily (5 or more) residential	(2,866)	(3,459)	(471)	(346)	(862)
Secured by farmland	(883)	(1,033)	(968)	(207)	(639)
Home equity	(5,813)	(3,009)	(1,472)	(1,334)	(1,234)
Consumer	(42,325)	(44,583)	(52,812)	(52,959)	(49,247)
Direct lease financing	(493)	(102)	(586)	(28)	(396)

Total charge-offs	(242,049)	(225,396)	(192,545)	(131,381)	(149,157)

Recoveries on loans previously charged off
Commercial, financial and agricultural	11,734	9,954	14,486	13,333	23,266
Foreign	2,633	249	531	214	77
Accounts receivable – factoring	2,159	1,345	3,744	2,724	—
Real estate-construction	865	575	721	2,173	670
Real estate-mortgage
Secured by 1-4 family residential	1,904	3,625	19,287	1,943	2,151
Nonfarm, nonresidential properties	4,230	1,352	2,652	4,541	4,017
Multifamily (5 or more) residential	87	147	91	734	748
Secured by farmland	195	141	258	559	568
Home equity	855	423	326	561	155
Consumer	17,659	18,645	22,657	22,681	21,083
Direct lease financing	172	40	109	—	126

Total recoveries	42,493	36,496	64,862	49,463	52,861

Net charge-offs	(199,556)	(188,900)	(127,683)	(81,918)	(96,296)
Provisions charged to expense	181,539	197,901	131,963	77,062	74,045
Allowance related to the sale of certain loans	(2,088)	—	(3,555)	(1,992)	—
Increase due to acquisitions	—	—	5,753	—	43,075

Balance at end of period	$330,826	$350,931	$341,930	$335,452	$342,300

Total loans, net of unearned income, at end of period	$21,996,037	$22,774,732	$23,163,039	$23,957,494	$21,446,400
Less: FHA/VA government-insured/guaranteed loans	101,197	231,895	133,751	283,543	519,213

Total loans excluding FHA/VA government-insured/guaranteed	$21,894,840	$22,542,837	$23,029,288	$23,673,951	$20,927,187

Average total loans, net of unearned income	$22,464,454	$23,114,646	$24,187,131	$22,842,592	$21,141,576

Credit Quality Ratios
Allowance for losses on loans/loans, net of unearned income	1.50%	1.54%	1.48%	1.40%	1.60%
Allowance for losses on loans/average loans, net of unearned income	1.47	1.52	1.41	1.47	1.62
Allowance for losses on loans/nonperforming loans	158	133	144	242	251
Net charge-offs/average loans, net of unearned income	.89	.82	.53	.36	.46
Provision for losses on loans/average loans, net of unearned income	.81	.86	.55	.34	.35
Nonperforming loans/loans	.95	1.16	1.02	.58	.64
Nonperforming assets/loans plus foreclosed properties	1.19	1.50	1.31	.76	.81
Loans past due 90 days or more and still accruing interest/loans	.93	1.13	.95	.91	1.56
Excluding FHA/VA government-insured/guaranteed loans:(1)
Loans past due 90 days or more and still accruing interest/loans	.91	.87	.75	.41	.44

(1)	Ratio calculations exclude FHA/VA government-insured/guaranteed loans since they represent minimal credit risk to Union Planters. See the “Loans” discussion in Management’s Discussion and Analysis for additional information regarding the FHA/VA government-insured/guaranteed loans and Table 7 for the detail of nonperforming assets.

Table 9. Investment Securities and Other Earning Assets

	December 31,
	2003	2002	2001
	(Dollars in thousands)
U.S. Government and federal agencies
U.S. Treasury	$73,347	$68,254	$79,736
U.S. Government agencies	3,122,131	3,179,456	2,430,862

Total U.S. Government and federal agencies	3,195,478	3,247,710	2,510,598
Obligations of states and political subdivisions	406,210	749,560	1,104,773
Other investment securities	1,354,189	1,470,013	1,165,258

Total investment securities	4,955,877	5,467,283	4,780,629
Interest-bearing deposits at financial institutions	84,590	116,208	54,351
Federal funds sold and securities purchased under agreements to resell	699,800	122,069	13,067
Trading account assets	343,089	266,322	263,315
Loans held for resale	832,474	2,430,298	1,862,637

Total investment securities and other earning assets	$6,915,830	$8,402,180	$6,973,999

Table 10. Risk-Based Capital

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$3,065,639	$3,226,282	$3,223,741
Trust Preferred Securities and minority interest in consolidated subsidiaries	286,706	210,358	199,115
Less: Goodwill and other intangibles	(911,065)	(931,720)	(926,012)
Disallowed servicing asset	(34,576)	(28,081)	(2,286)
Unrealized gain on available for sale securities	(700)	(67,152)	(54,564)
Unrealized gain on cash flow hedges	(1,746)	—	—
Other	(91)	(256)	(347)

Total Tier 1 capital	2,404,167	2,409,431	2,439,647
Tier 2 capital
Allowance for losses on loans	313,261	320,720	312,757
Qualifying long-term debt	1,202,084	840,710	874,603
Other adjustments	844	648	727

Total capital before deductions	3,920,356	3,571,509	3,627,734
Less investment in unconsolidated subsidiaries	(12,849)	(11,514)	(10,679)

Total capital	$3,907,507	$3,559,995	$3,617,055

Risk-weighted assets	$25,043,337	$25,624,174	$24,991,383

Ratios
Shareholders’ equity/total assets	9.61%	9.45%	9.71%
Leverage ratio (1)	7.89	7.47	7.56
Tier 1 capital/risk-weighted assets (1)	9.60	9.40	9.75
Total capital/risk-weighted assets (1)	15.60	13.89	14.47

(1)	Regulatory minimums for institutions considered “well capitalized” are 5%, 6% and 10% for the leverage, Tier 1 capital to risk-weighted assets and Total capital to risk-weighted assets ratios, respectively. As of December 31, 2003, all of Union Planters’ banking subsidiaries were considered “well capitalized” for purposes of FDIC deposit insurance assessments. See Note 13 to the consolidated financial statements for more information on Union Planters’ capital levels and ratios.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Union Planters’ assets and liabilities are principally financial in nature, and the resulting earnings, primarily net interest income, are subject to change as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect pricing decisions on assets and liabilities, and the resulting net interest income represents approximately 61% of Union Planters’ revenues, on a fully-taxable equivalent basis, for the year ended December 31, 2003. Consequently, a substantial part of Union Planters’ risk-management activities are devoted to managing interest rate risk. Currently, Union Planters does not have significant risks related to foreign exchange, commodities or equity risk.

Interest Rate Risk

The Company’s primary market risk is interest rate risk, which is the risk that earnings and shareholder value will be reduced by adverse changes in the interest rate environment. Effectively managing interest rate risk is an integral factor in maximizing the long-term earnings capacity and value of the Company. Responsibility for managing interest rate risk within the limits established by the Company’s Board rests with the Asset/Liability Management Committee (ALCO), which is comprised of the Chief Executive Officer, Chief Financial Officer, members of the executive management committee and senior financial executives. To accomplish that objective, the ALCO monitors appropriate policies, reviews and approves balance sheet management strategies, and ensures compliance with interest rate risk policy limits. Reference is made to the Available for Sale Securities and Loans discussions for additional information regarding the risks related to these items.

The Company employs simulation analysis as the primary tool for quantifying interest rate risk. Simulation analysis utilizes cash flow, maturity and repricing information from the Company’s existing balance sheet and combines that with assumptions about future market environments with respect to rates, spread, volatilities, expected customer behavior and management pricing actions. Key assumptions that drive simulation results include the following:

•	Prepayment speeds on mortgage-related assets and fixed-rate loans

•	Cash flows and repricings of all financial instruments

•	Changes in loan and deposit volumes and pricing

•	Future shapes of the yield curve

•	Relationship of market interest rates to each other (basis risk)

•	Credit spreads

•	Deposit rate sensitivity

•	Management’s financial plan

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

Simulations are prepared using a variety of potential interest rate environments to estimate the Company’s earnings sensitivity to changing interest rates. These potential interest rate environments include interest rate shocks, gradual rate changes and changes in the shape of the yield curve. As previously mentioned, the Company’s Board has established policies that limit the allowable earnings exposure to changing interest rates. The Board’s policy is based on a standard set of interest rate scenarios including those listed below:

Interest Rate Shock	12 Months Percentage Change
Scenario	from Stable
+200	-10.0%
+100	-7.5
-100	-7.5
-200	-10.0

•	Stable rates (base) - current market interest rates remain unchanged.

•	Shocks of +100 and +200 basis points where market interest rates receive an immediate, parallel and sustained increase along the stable rate curve, and administered interest rates are adjusted based on management’s assumptions.

•	Shocks of -200 and -100 basis points where market interest rates receive an immediate, parallel and sustained decrease along the stable rate curve, and administered interest rates are adjusted based on management’s assumptions.

As of December 31, 2003, simulation analysis indicated that the Company’s earnings would decrease under scenarios of dramatically lower rates as compared to scenarios of stable rates. The following table depicts how sensitive Union Planters’ net interest income is to immediate parallel shifts in rates.

	December 31,
	2003	2002
	(Dollars in millions)
+200 basis point rate shock	$13.0	$32.4
+100 basis point rate shock	8.0	18.3
-100 basis point rate shock	(18.2)	(17.9)

Given the current level of short-term market interest rates, a 200 basis point decline in rates is not possible without allowing rates to drop below 0%. Therefore, management does not consider a -200 basis point rate shock scenario meaningful.

The Company manages market risk exposures by maintaining portfolios of fixed-income securities, wholesale funding and derivative financial instruments, including interest rate swaps, swaptions, caps and floors.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Data

	2003 Quarters Ended (1)
	March 31,	June 30,	September 30,	December 31,	Total
		(Dollars in thousands, except per share data)
Net interest income	$311,324	$308,128	$300,934	$276,212	$1,196,598
Provision for losses on loans	(48,649)	(46,000)	(39,000)	(47,890)	(181,539)
Noninterest income	149,526	213,575	207,682	194,559	765,342
Noninterest expense	(269,661)	(282,214)	(283,363)	(279,393)	(1,114,631)

Earnings before income taxes	142,540	193,489	186,253	143,488	665,770
Income taxes	(8,829)	(59,982)	(54,092)	(44,754)	(167,657)

Net earnings	$133,711	$133,507	$132,161	$98,734	$498,113

Per common share data
Net earnings
Basic	$.67	$.68	$.68	$.52	$2.55
Diluted	.67	.67	.67	.51	2.52
Dividends (2)	.33	.33	.33	.33	1.33
UPC common stock data (3)
High closing price	$29.90	$32.95	$33.11	$34.69	$34.69
Low closing price	26.24	26.07	31.19	30.41	26.07
Closing price at quarter-end	26.29	31.03	31.64	31.49	31.49
Trading volume (in thousands) (4)	36,150	41,460	34,005	38,467	150,082
Key financial data
Return on average assets	1.63%	1.56%	1.55%	1.25	1.50%
Return on average common equity	17.08	16.47	16.62	12.81	15.77
Equity/assets (period-end)	9.63	9.38	9.92	9.61	9.61
Average earning assets	$30,334,334	$31,388,877	$31,013,610	$28,558,288	$30,320,799
Interest income – FTE	439,133	434,513	406,969	370,813	1,651,428
Yield on average earning assets – FTE	5.87%	5.55%	5.21%	5.15	5.45%
Average interest-bearing liabilities	$24,687,145	$25,272,331	$24,391,467	$22,509,031	$24,209,511
Total interest expense	122,296	120,970	100,866	90,265	434,397
Rate on average interest-bearing liabilities	2.01%	1.92%	1.64%	1.59	1.79%
Net interest income – FTE	$316,837	$313,543	$306,103	$280,548	$1,217,031
Net interest margin – FTE	4.24%	4.01%	3.92%	3.90	4.01%

Selected Quarterly Data (continued)

	2002 Quarters Ended (1)
	March 31,	June 30,	September 30,	December 31,	Total
		(Dollars in thousands, except per share data)
Net interest income	$320,132	$319,303	$324,390	$325,756	$1,289,581
Provision for losses on loans	(44,991)	(44,911)	(48,000)	(59,999)	(197,901)
Noninterest income	171,002	170,267	197,553	212,947	751,769
Noninterest expense	(261,521)	(257,649)	(277,290)	(280,078)	(1,076,538)

Earnings before income taxes	184,622	187,010	196,653	198,626	766,911
Income taxes	(57,122)	(57,862)	(60,843)	(62,097)	(237,924)

Net earnings	127,500	129,148	135,810	136,529	$528,987

Per common share data
Net earnings
Basic	$.61	$.63	$.68	$.69	$2.61
Diluted	.61	.63	.67	.68	2.59
Dividends (2)	.33	.33	.33	.33	1.33
UPC common stock data (3)
High closing price	$32.39	$33.63	$32.64	$29.94	$33.63
Low closing price	29.33	31.39	26.67	23.65	23.65
Closing price at quarter-end	31.59	32.37	27.46	28.14	28.14
Trading volume (in thousands) (4)	37,992	39,148	42,422	43,378	162,940
Key financial data
Return on average assets	1.59%	1.61%	1.66%	1.63	1.62%
Return on average common equity	16.10	16.25	16.80	17.05	16.55
Equity/assets (period-end)	10.09	10.03	9.73	9.45	9.45
Average earning assets	$29,386,313	$29,390,764	$29,653,508	$30,286,887	$29,681,765
Interest income – FTE	496,165	484,425	479,932	469,592	1,930,114
Yield on average earning assets – FTE	6.85%	6.61%	6.42%	6.15	6.50%
Average interest-bearing liabilities	$24,083,744	$24,008,482	$24,113,720	$24,612,159	$24,205,726
Total interest expense	167,832	158,500	149,452	137,899	613,683
Rate on average interest-bearing liabilities	2.83%	2.65%	2.46%	2.22	2.54%
Net interest income – FTE	$328,333	$325,925	$330,480	$331,693	$1,316,431
Net interest margin – FTE	4.53%	4.45%	4.42%	4.34	4.44%

FTE - Fully taxable-equivalent basis

(1)	Certain quarterly amounts have been reclassified to conform to current financial reporting presentation.

(2)	See Note 13 to the consolidated financial statements for a description of dividend restrictions.

(3)	Union Planters common stock is listed on the New York Stock Exchange (NYSE) and is traded under the symbol UPC. All share prices represent closing prices as reported by the NYSE. There were approximately 28,400 registered holders of Union Planters common stock as of December 31, 2003.

(4)	Trading volume represents total volume for the period shown as reported by NYSE.

REPORT OF MANAGEMENT

The accompanying consolidated financial statements and related financial information were prepared by the management of Union Planters Corporation (Union Planters) in accordance with accounting principles generally accepted in the United States of America and, where appropriate, reflect management’s best estimates and judgment. Management is responsible for the integrity, objectivity, consistency and fair presentation of the consolidated financial statements and all financial information contained herein.

Management maintains and depends upon internal accounting systems and related internal controls. Internal controls are designed to ensure that transactions are properly authorized and recorded in Union Planters’ financial records and to safeguard Union Planters’ assets from material loss or misuse. Union Planters utilizes both internal and external audits to monitor compliance with, and assess the effectiveness of, the internal controls. Management believes Union Planters’ internal controls provide reasonable assurance that Union Planters’ assets are safeguarded and that its financial records are reliable.

The Audit Committee of the Board of Directors meets periodically with representatives of Union Planters’ independent auditors, internal auditors and management to review accounting policies, control procedures and audit and regulatory examination reports. The independent auditors and the internal auditors have free access to the Audit Committee of the Board of Directors, with and without the presence of management, to discuss the results of their audit work and their evaluation of the internal controls and the quality of financial reporting.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors, who were engaged to express an opinion as to the fairness of presentation of such consolidated financial statements.

/s/ Jackson W. Moore	/s/ Bobby L. Doxey

Jackson W. Moore	Bobby L. Doxey
Chairman, President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Memphis, Tennessee
January 15, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Union Planters Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Union Planters Corporation (Union Planters) and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Union Planters’ management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, Union Planters changed its method of accounting for goodwill and other intangibles.

As discussed in Note 24 to the consolidated financial statements, on January 22, 2004, Union Planters entered into a merger agreement with Regions Financial Corporation.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Memphis, Tennessee
January 15, 2004, except as to
Note 24, which is as of
January 22, 2004

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
	(Dollars in thousands)
Assets
Cash and due from banks	$961,986	$1,008,078
Interest-bearing deposits at financial institutions	84,590	116,208
Federal funds sold and securities purchased under agreements to resell	699,800	122,069
Trading account assets	343,089	266,322
Loans held for resale	832,474	2,430,298
Available for sale securities	4,955,877	5,467,283
Loans:
Commercial, financial and agricultural	5,007,404	5,216,820
Foreign	258,713	217,570
Accounts receivable – factoring	595,337	666,731
Real estate – construction	2,304,309	2,261,893
Real estate – mortgage
Secured by 1-4 family residential	3,515,057	4,472,626
Non-farm, nonresidential properties	5,139,525	5,027,161
Multi-family (5 or more) residential	856,094	843,631
Secured by farmland	474,456	489,584
Home equity	2,062,582	1,538,088
Consumer	1,759,076	1,989,835
Direct lease financing	47,926	73,768

Total loans	22,020,479	22,797,707
Less: Unearned income	(24,442)	(22,975)
Allowance for losses on loans	(330,826)	(350,931)

Net loans	21,665,211	22,423,801
Mortgage servicing rights, net	352,105	264,295
Premises and equipment, net	513,496	540,183
Accrued interest receivable	168,418	207,869
Goodwill, net	743,185	743,212
Other intangibles, net	167,921	188,729
Other assets	422,577	366,016

Total assets	$31,910,729	$34,144,363

Liabilities and shareholders’ equity
Deposits
Noninterest-bearing	$5,384,335	$5,035,464
Time deposits of $100,000 and over	1,576,916	1,674,952
Other interest-bearing	16,184,933	16,620,024

Total deposits	23,146,184	23,330,440
Short-term borrowings	2,451,285	3,639,763
Short- and medium-term senior notes	597,892	600,045
Federal Home Loan Bank long-term advances	428,903	960,029
Other long-term debt	1,598,405	1,227,699
Accrued interest, expenses and taxes	158,778	260,275
Other liabilities	463,643	899,830

Total liabilities	28,845,090	30,918,081

Commitments and contingent liabilities (Notes 15, 19 and 23)	—	—
Shareholders’ equity
Convertible preferred stock (Note 10)	9,603	10,194
Common stock, $5 par value; 300,000,000 shares authorized; 188,918,687 issued and outstanding (198,434,384 at December 31, 2002)	944,593	992,172
Additional paid-in capital	554,722	537,417
Retained earnings	1,590,355	1,639,465
Unearned compensation	(36,081)	(20,118)
Accumulated other comprehensive income	2,447	67,152

Total shareholders’ equity	3,065,639	3,226,282

Total liabilities and shareholders’ equity	$31,910,729	$34,144,363

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$1,296,035	$1,527,713	$1,937,322
Interest and dividends on investment securities
Taxable	187,115	230,355	281,741
Tax-exempt	30,254	42,167	59,307
Interest on deposits at financial institutions	1,892	2,421	2,047
Interest on federal funds sold and securities purchased under agreements to resell	1,262	1,437	2,213
Interest on trading account assets	8,651	9,562	15,836
Interest on loans held for resale	105,786	89,609	75,733

Total interest income	1,630,995	1,903,264	2,374,199

Interest expense
Interest on deposits	290,230	428,656	757,354
Interest on short-term borrowings	29,720	36,252	176,649
Interest on long-term debt	114,447	148,775	164,116

Total interest expense	434,397	613,683	1,098,119

Net interest income	1,196,598	1,289,581	1,276,080
Provision for losses on loans	181,539	197,901	131,963

Net interest income after provision for losses on loans	1,015,059	1,091,680	1,144,117

Noninterest income
Service charges on deposit accounts	237,332	232,229	218,341
Mortgage banking revenues, net	227,672	208,844	126,327
Financial services	77,932	82,959	78,852
Merchant services income	2,855	11,996	65,518
Factoring commissions and fees	39,594	41,533	38,061
Professional employment organization, net revenues	34,360	28,305	21,916
Bankcard transaction fees	39,123	38,826	30,774
Investment securities gains, net	8,203	23,027	9,582
Other income	98,271	84,050	122,610

Total noninterest income	765,342	751,769	711,981

Noninterest expense
Salaries and employee benefits	553,595	536,799	537,060
Net occupancy expense	101,191	102,005	104,414
Equipment expense	82,586	84,192	89,371
Other intangibles amortization	20,810	21,854	65,596
Other expense	356,449	331,688	384,238

Total noninterest expense	1,114,631	1,076,538	1,180,679

Earnings before income taxes	665,770	766,911	675,419
Income taxes	167,657	237,924	231,869

Net earnings	$498,113	$528,987	$443,550

Net earnings applicable to common shares	$497,328	$528,011	$442,162

Earnings per common share
Basic	$2.55	$2.61	$2.15
Diluted	2.52	2.59	2.13
Dividends per common share	$1.33	$1.33	$1.33
Average common shares outstanding (in thousands)
Basic	195,030	201,927	205,543
Diluted	197,383	204,609	208,043

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Convertible							Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Retained	Unearned	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Income	Total
				(Amounts in thousands, except per share data)
Balance, December 31, 2000	788	$19,691	202,102	$1,010,511	$417,543	$1,493,072	$(16,922)	$(3,841)	$2,920,054
Comprehensive income
Net earnings	—	—	—	—	—	443,550	—	—	443,550
Other comprehensive income, net of taxes
Net change in unrealized gain (loss) on available for sale securities	—	—	—	—	—	—	—	58,405	58,405

Total comprehensive income	—	—	—	—	—	—	—	—	501,955
Cash dividends
Common stock, $1.33 per share	—	—	—	—	—	(273,256)	—	—	(273,256)
Preferred stock, Series E, $2.00 per share	—	—	—	—	—	(1,388)	—	—	(1,388)
Common stock issued under employee benefit plans and dividend reinvestment plan, net of stock exchanged	—	—	635	3,175	13,665	(2)	1,125	—	17,963
Amortization of restricted stock grants	—	—	—	—	—	—	2,775	—	2,775
Issuance of stock in business combination	—	—	6,557	32,785	110,546	—	—	—	143,331
Conversion of preferred stock	(144)	(3,590)	269	1,346	2,243	—	—	—	(1)
Common stock repurchased and retired	—	—	(3,450)	(17,250)	(8,619)	(61,823)	—	—	(87,692)

Balance, December 31, 2001	644	16,101	206,113	1,030,567	535,378	1,600,153	(13,022)	54,564	3,223,741

Comprehensive income
Net earnings	—	—	—	—	—	528,987	—	—	528,987
Other comprehensive income, net of taxes
Net change in unrealized gain on available for sale securities	—	—	—	—	—	—	—	12,588	12,588

Total comprehensive income	—	—	—	—	—	—	—	—	541,575
Cash dividends
Common stock, $1.33 per share	—	—	—	—	—	(269,097)	—	—	(269,097)
Preferred stock, Series E, $2.00 per share	—	—	—	—	—	(976)	—	—	(976)
Common stock issued under employee benefit plans and dividend reinvestment plan, net of stock exchanged	—	—	1,120	5,603	25,715	—	(9,132)	—	22,186
Amortization of restricted stock grants	—	—	—	—	—	—	2,036	—	2,036
Conversion of preferred stock	(236)	(5,907)	371	1,853	4,054	—	—	—	—
Cash paid for fractional shares relating to stock split	—	—	(1,125)	(5,628)	5,286	—	—	—	(342)
Common stock repurchased and retired	—	—	(8,045)	(40,223)	(33,016)	(219,602)	—	—	(292,841)

Balance, December 31, 2002	408	10,194	198,434	992,172	537,417	1,639,465	(20,118)	67,152	3,226,282

Comprehensive income
Net earnings	—	—	—	—	—	498,113	—	—	498,113
Other comprehensive income, net of taxes
Net change in unrealized gain on available for sale securities	—	—	—	—	—	—	—	(66,452)	(66,452)
Net change in unrealized gain on cash flow hedges	—	—	—	—	—	—	—	1,747	1,747

Total comprehensive income	—	—	—	—	—	—	—	—	433,408
Cash dividends
Common stock, $1.33 per share	—	—	—	—	—	(260,586)	—	—	(260,586)
Preferred stock, Series E, $2.00 per share	—	—	—	—	—	(785)	—	—	(785)
Common stock issued under employee benefit plans and dividend reinvestment plan, net of stock exchanged	—	—	2,441	12,199	50,513	—	(19,344)	—	43,368
Amortization of restricted stock grants	—	—	—	—	—	—	3,381	—	3,381
Conversion of preferred stock	(24)	(591)	44	222	369	—	—	—	—
Common stock repurchased and retired	—	—	(12,000)	(60,000)	(33,577)	(285,852)	—	—	(379,429)

Balance, December 31, 2003	384	$9,603	188,919	$944,593	$554,722	$1,590,355	$(36,081)	$2,447	$3,065,639

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating activities
Net earnings	$498,113	$528,987	$443,550
Reconciliation of net earnings to net cash provided (used) by operating activities:
Provision for losses on loans	181,539	197,901	131,963
Depreciation and amortization of premises and equipment	67,182	66,207	77,001
Amortization of other intangibles	20,810	21,854	65,596
Amortization and impairment of mortgage servicing rights, net	116,582	34,547	57,582
Net amortization of investment securities	30,771	11,204	10,078
Net realized gains on investment securities	(8,203)	(23,027)	(9,582)
Gains on sale of residential mortgages	(43,463)	(95,539)	(20,425)
Gains on sale of branches and subsidiaries	(19,254)	(5,358)	(44,795)
Deferred income tax expense	64,076	45,831	23,256
Net decrease (increase) in trading account assets and loans held for resale	1,481,547	(445,770)	(1,214,573)
Net (increase) decrease in other assets	(104,148)	29,886	(102,909)
Net (decrease) increase in accrued interest, expenses, taxes and other liabilities	(70,308)	(29,291)	112,783

Net cash provided (used) by operating activities	2,215,244	337,432	(470,475)

Investing activities
Net decrease (increase) in short-term investments	14,423	(61,857)	(5,307)
Proceeds from sales of available for sale securities	4,567,314	1,728,462	1,176,837
Proceeds from maturities, calls and prepayments of available for sale securities	2,286,933	846,102	1,298,788
Purchases of available for sale securities	(6,983,638)	(2,722,434)	(279,155)
Net increase in loans	(496,643)	(83,537)	(369,749)
Net cash received through business acquisitions/divestitures	19,400	—	61,970
Proceeds from whole loan sales and securitizations of residential mortgages	856,048	185,682	1,955,915
Purchases of premises and equipment, net	(44,132)	(52,789)	(33,886)

Net cash provided (used) by investing activities	219,705	(160,371)	3,805,413

Financing activities
Net (decrease) increase in deposits	(45,386)	55,526	408,337
Net (decrease) increase in short-term borrowings	(1,188,478)	560,931	(3,018,777)
Proceeds from issuance of medium and long-term debt, net	496,525	598,593	1,467,415
Repayment of long-term debt	(648,005)	(561,758)	(1,211,442)
Proceeds from issuance of common stock	43,485	31,583	17,962
Cash paid for fractional shares relating to stock split	—	(342)	—
Proceeds from sale of subsidiary stock, net	86,893	—	—
Purchases and retirements of common stock	(379,429)	(292,841)	(87,692)
Net cash received from deposits assumed	37,286	15,891	—
Net cash paid for settlement of deposits sold	(44,830)	(151,258)	(723,839)
Cash dividends paid	(261,371)	(270,152)	(274,691)

Net cash used by financing activities	(1,903,310)	(13,827)	(3,422,727)

Net increase (decrease) in cash and cash equivalents	531,639	163,234	(87,789)
Cash and cash equivalents at the beginning of the year	1,130,147	966,913	1,054,702

Cash and cash equivalents at the end of the year	$1,661,786	$1,130,147	$966,913

Supplemental disclosures
Cash paid for:
Interest	$452,194	$636,513	$1,413,403
Income taxes	164,813	214,482	188,376
Non-cash items:
Unrealized gain on available for sale securities	1,866	106,240	86,381
Unrealized gain on cash flow hedges	1,747	—	—
Available for sale securities, pending settlement	—	506,969	—
Transfers to other real estate from loans	153,008	88,148	51,308
Change in long-term debt due to change in reporting entity	6,161	—	—

See Notes 2 and 10, respectively, related to business combinations and conversions of preferred stock.

The accompanying notes are an integral part of these consolidated financial statements.

Union Planters Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business and Summary of Significant Accounting Policies

Business. Union Planters Corporation (Union Planters or the Company) is a multi-state bank holding company headquartered in Memphis, Tennessee. Union Planters operates three banking subsidiaries with 717 banking offices and 925 ATMs in Alabama, Arkansas, Florida, Illinois, Indiana, Iowa, Kentucky, Louisiana, Mississippi, Missouri, Tennessee and Texas. At December 31, 2003, Union Planters had consolidated total assets of $31.9 billion, placing it among the 30 largest bank holding companies based in the United States and the largest headquartered in Tennessee. Through its subsidiaries, Union Planters provides a diversified range of financial services in the communities in which it operates, including consumer, commercial and corporate lending; retail banking; and other ancillary financial services traditionally furnished by full-service financial institutions. Additional services offered include factoring operations; mortgage origination and servicing; investment management and trust services; the issuance of debit cards; the offering of credit cards; the origination, packaging and securitization of loans, primarily the government-guaranteed portion of Small Business Administration (SBA) loans; full-service and discount brokerage; the sale of annuities and bank-eligible insurance products; and professional employment organization services, including worker’s compensation management, employee benefits management, payroll administration, safety and risk management, human resource administration and compliance administration.

Summary of Significant Accounting Policies

Use of Estimates. The accounting and reporting policies of Union Planters and its subsidiaries conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples of estimates include the adequacy of the allowance for losses on loans, accruals for income taxes and estimates of fair value of financial instruments. Actual results could differ from those estimates. The following is a summary of the more significant accounting policies of Union Planters.

Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of Union Planters and all majority-owned subsidiaries after elimination of significant intercompany accounts and transactions. Companies in which Union Planters holds 20% or greater but less than 50% of the voting stock are accounted for using the equity method for investments. Companies in which Union Planters holds less than 20% of the voting stock are accounted for using the cost method for investments. Companies used by Union Planters to securitize mortgage loans meet the criteria for qualifying special purpose entities established by Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and are not consolidated. Companies used to securitize factored receivables, which were used until mid 2003, are not qualifying special purpose entities under SFAS No. 140 and are consolidated. Business combinations accounted for as purchases are included in the consolidated financial statements from their respective dates of acquisition. Assets and liabilities of financial institutions accounted for as purchases are adjusted to their fair values as of their dates of acquisition. Certain prior year amounts have been reclassified to conform with the 2003 financial reporting presentation. During the second quarter of 2002, Union Planters completed a three-for-two stock split paid in the form of a stock dividend. All share and per share data amounts have been adjusted to reflect the split.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The Company adopted FIN No. 46 on July 1, 2003 and as a result, deconsolidated Union Planters Capital Trust A (the UPC Trust). The sole assets of the UPC Trust are 8.20% Junior Subordinated Deferrable Interest Debentures of Union Planters Corporation (the Junior Subordinated Debentures). The UPC Trust’s liabilities are primarily represented by 8.20% Trust Preferred Securities, which have previously been included in other long-term debt in the Union Planters Consolidated Balance Sheet. Under FIN No. 46, the Junior Subordinated Debentures, which are substantially equal in amount to the Trust Preferred Securities, cease to be eliminated in consolidation and are included in other long-term debt in the Union Planters Consolidated Balance Sheet as of December 31, 2003. The adoption of FIN No. 46 increased the Consolidated Balance Sheet by $6.2 million, representing the difference between the Junior Subordinated Debentures and the Trust Preferred Securities.

In the second quarter of 2003, Union Planters began netting amortization and impairment expense associated with mortgage servicing rights against mortgage banking revenues in the Consolidated Statement of Earnings. This classification is more consistent with prevailing practice in the banking industry. All prior periods have been adjusted to conform with this presentation.

Cash and Cash Equivalents. Cash and cash equivalents, which include cash, due from banks, securities purchased under agreements to resell and federal funds, aggregated $1,662 million, $1,130 million and $967 million at December 31, 2003, 2002 and 2001, respectively. Union Planters’ banking subsidiaries are required to maintain noninterest-bearing reserve balances with the Federal Reserve Bank (FRB). The average balance required to be maintained for such purposes was $31 million during 2003 and $26 million during 2002. At December 31, 2003 and 2002, the Company was also required to maintain reserve balances of $51 million and $82 million, respectively, related to other contractual obligations, the majority of which is held in deposit with the drawee for Union Planters’ official checks.

Securities and Trading Account Assets. Debt and equity securities that are bought and principally held for the purpose of selling them in the near term are classified as trading securities. These consist primarily of the government-guaranteed portion of SBA loans and SBA participation certificates. Gains and losses on sales and fair-value adjustments of trading securities are included in profits and commissions from trading activities.

Debt securities that Union Planters has the positive intent and ability to hold to maturity are classified as held to maturity securities and carried at cost, adjusted for the amortization of premium and accretion of discount using the level-yield method. Generally, the held to maturity portfolios of acquired entities are reclassified to the available for sale portfolio upon acquisition. At December 31, 2003 and 2002, Union Planters had no securities classified as held to maturity.

Debt and equity securities that Union Planters has not classified as held to maturity or trading are classified as available for sale securities. These are reported at fair value, with unrealized gains and losses, net of deferred taxes, included in accumulated other comprehensive income. Gains or losses from sales of available for sale securities are computed using the specific identification method and are included in investment securities gains (losses) together with impairment losses considered other than temporary.

Loans Held for Resale. Loans held for resale primarily include mortgage loans originated for sale into the secondary market and are carried at the lower of cost or fair value on an aggregate basis unless the loans are part of a qualifying and effective hedging relationship. Substantially all of the Company’s mortgage loans originated for sale into the secondary market are hedged with derivative financial instruments in a qualifying and effective hedging relationship. As a result, all such loans are carried at fair value.

Loans. Loans are carried at the principal amount outstanding. Interest income on loans is recognized using constant yield methods except for unearned income, which is recorded as income using a method that approximates the interest method. Loan origination fees and direct loan origination costs are deferred and recognized over the life of the related loans as adjustments to interest income.

Certain of Union Planters’ banking subsidiaries, principally Union Planters Bank, National Association (UPB), have granted loans to Union Planters’ directors, executive officers and their affiliates. These loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risks of collectability. The aggregate dollar amount of these loans at December 31, 2003 and 2002 represented less than 5% of total shareholders’ equity.

Loan Sales. Through the sale and securitization of loans, Union Planters may retain one or more subordinated tranches, servicing rights and, in some cases, a cash reserve account, all of which are retained interests in the securitized loans. Gains or losses on the sale of the loans depends in part on the previous carrying amounts of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. If quotes are not available for the retained interests, Union Planters estimates fair value based on the present value of future expected cash flows calculated using management’s best estimate of key assumptions - expected credit losses, prepayment speeds, weighted average life and discount rates commensurate with the risks involved.

Nonperforming Loans. Nonperforming loans consist of nonaccrual loans and restructured loans. Loans, other than consumer loans, are generally placed on nonaccrual status and interest and loan fees are not recorded if, in management’s opinion, payment in full of principal or interest is not expected or when payment of principal or interest is contractually past due 90 days or more, unless the loan is both well-secured and in the process of collection. Single-family residential mortgage loans are placed on nonaccrual status if the loan is not in the process of collection or is not well secured. FHA/VA government-insured/guaranteed loans which are contractually past due 90 days or more are placed on nonaccrual status when interest claim reimbursements are likely to be denied due to missed filing dates in the foreclosure process. Consumer loans are automatically charged off when they become contractually past due 120 days. In the interim, consumer loans are placed on nonaccrual status upon the occurrence of certain events, such as bankruptcy. Other loans are generally charged off in the period in which an event occurs that confirms the existence of a loss.

Cash receipts on nonaccrual loans are first applied as a reduction of principal until all outstanding principal has been collected. Any further cash receipts are then applied against uncollected interest.

Allowance for Losses on Loans. The allowance for losses on loans represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged off, net of recoveries. The provision for losses on loans is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that Union Planters will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the fair value of the collateral for collateral dependent loans. If the loan is not collateral dependent, the measurement of impairment is based on the present value of expected future cash flows discounted at the historical effective interest rate or the observable market price of the loan.

Premises and Equipment. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method and is charged to operating expense over the estimated useful lives of the assets. Depreciation expense is computed principally using estimated lives of five to forty years for premises and two to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the initial term of the respective lease or the estimated useful life of the improvement. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred.

Business Combinations. Prior to June 2001, the unamortized costs in excess of the fair value of acquired net tangible assets were included in goodwill and other intangibles. For acquisitions where the fair value of net assets acquired exceeded the purchase price, the resulting negative goodwill was allocated proportionally to noncurrent, nonmonetary assets. Any excess remaining after these assets were reduced to zero was recorded as a deferred credit and amortized into income over the period of benefit.

Subsequent to June 2001 when SFAS No. 141, Business Combinations, became effective, intangible assets arising from a business combination are recognized as assets apart from goodwill if they meet either the contractual — legal criterion or the separability criterion. Any excess fair value of net assets acquired exceeding the purchase price remaining after noncurrent, nonmonetary assets are reduced to zero is recorded as an extraordinary gain. Disclosures concerning the primary reasons for business combinations, the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption, and additional information concerning goodwill and other intangibles are made as required.

Goodwill and Other Intangibles. Prior to December 31, 2001, the unamortized costs in excess of the fair value of acquired net tangible assets were included in goodwill and other intangibles. All intangible assets were amortized over the estimated period benefited, which ranged up to 25 years for goodwill and up to 15 years for premiums on purchased deposits. Goodwill was amortized using the straight-line method, while premiums on purchased deposits were amortized using a method that approximated the pattern of the expected runoff of the related deposits.

On January 1, 2002, Union Planters adopted SFAS No. 142, Goodwill and Other Intangible Assets. This standard superceded Accounting Principles Board Opinion No. 17, Intangible Assets, and changed how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. Specifically, SFAS No. 142:

•	Adopts a view of goodwill that bases the accounting for goodwill on the reporting units of the combined entity into which the acquired entity is integrated.

•	Requires goodwill and other intangible assets that have indefinite lives to be tested at least annually for impairment rather than being amortized. Intangible assets that have finite useful lives continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling.

•	Provides specific guidance for testing goodwill for impairment.

•	Provides specific guidance on testing intangible assets that will not be amortized for impairment and thus removes those assets from the scope of other impairment guidance.

•	Requires disclosure about changes in the carrying amount of goodwill from period to period (in the aggregate and by reportable segment), the carrying amount of intangible assets by major intangible asset class for those subject to amortization and for those not subject to amortization, and the estimated asset amortization for the next five years.

Upon adoption of SFAS No. 142, Union Planters assessed both its goodwill and other intangible assets and determined that there was no impairment. Consequently, other intangible assets continued to be amortized in accordance with their previously established lives.

As required under SFAS No. 142, goodwill is assessed for impairment at a reporting unit level at least annually using the present value of discounted cash flows. The calculation of cash flows for each reporting unit begins with an estimation for several trend scenarios in net earnings, taking into account anticipated effective tax rates, over the next 10 years, including historical, forecasted, high performance, low performance and worst-case trends. A terminal value, based on a five-year average historical earnings multiple, is added to each scenario at the end of 10 years to determine total cash flows. A discount factor, approximating the cost of capital, is then applied to each cash flow scenario to determine the present value. The present value of each scenario is then weighted based on the probability of occurrence as assessed by management. The resulting weighted average present value is compared to the recorded equity of each reporting unit. As long as the weighted average present value is greater, there is no impairment to goodwill. Union Planters performed its annual test for impairment during 2003 and 2002 and determined that there was no impairment.

Intangible assets acquired through the purchase of branches were excluded from the scope of SFAS No. 142 resulting in the continued amortization of certain unidentified intangibles included in goodwill. In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends the accounting for acquisitions of branches qualifying as a business. Such acquisitions are now accounted for in accordance with SFAS No. 142. During the fourth quarter of 2002, Union Planters adopted this standard and, as required, reversed approximately $6.8 million of pre-tax amortization expense incurred during the first nine months of 2002. The pro-forma impact on diluted earnings per share for 2001 would have been an increase of $.19 had the standard been applied retroactively. See Note 7, “Intangible Assets,” for further discussion.

Mortgage Servicing Rights. Mortgage servicing rights are stratified based on guarantor, origination period and interest rate. The servicing rights are carried at the lower of cost or fair value by strata. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Management evaluates the recoverability of the servicing rights in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure and delinquency experience. Union Planters periodically evaluates its servicing rights to determine if the carrying value, before the application of the valuation allowance, is probable of recovery. If it is determined that a portion of the asset is not recoverable, the asset and the previously designated valuation allowance are written down.

Other Real Estate. Properties acquired through foreclosure and unused bank premises are initially recorded at fair value, reduced by estimated selling costs. The fair values of other real estate are typically determined based on appraisals by independent third parties. The fair value of individual properties is determined by applying one or more of the three common valuation approaches (comparable sales, cost or income/discounted cash flows) appropriate in the circumstances. Factors such as interest rates and general economic conditions affect appraised values. Write-downs of the related loans at or prior to the date of foreclosure are charged to the allowance for losses on loans. Subsequent write downs, income and expense incurred in connection with holding such assets, and gains and losses realized from the sales of such assets, are included in noninterest income and expense. At December 31, 2003 and 2002, net other real estate was $49.8 million and $78.3 million, respectively.

Stock-Based Compensation. Union Planters has elected not to adopt the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which requires a fair-value-based method of accounting for stock options and similar equity awards. As permitted under SFAS No. 123, Union Planters continues to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost, except for stock grants. Had compensation cost for Union Planters’ stock option plans been consistently expensed based upon the fair value at the grant date for awards under the methodology prescribed under SFAS No. 123, Union

Planters’ net income and earnings per share would have been reduced as shown in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions in 2003, 2002 and 2001, respectively: expected dividend yield of 4.09%, 5.11% and 5.15%; expected volatility of 27.32%, 29.62% and 29.75%; risk-free interest rate of 3.00%, 2.56% and 3.67%; and an expected life of 3.8 years, 3.9 years and 5.1 years. Forfeitures are recognized as they occur. This schedule excludes the earnings impact of options acquired and accelerated through acquisitions.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in millions, except per share data)
Weighted average fair value of shares at grant date	$5.41	$4.03	$4.75

Net earnings — as reported	$498.1	$529.0	$443.6
Less: Total stock-based employee compensation expense determined under fair value-based method, net of tax benefit	14.6	13.9	10.6

Net earnings — pro-forma	$483.5	$515.1	$433.0

Earnings per share — as reported
Basic (1)	$2.55	$2.61	$2.15
Diluted	2.52	2.59	2.13
Earnings per share — pro-forma
Basic (1)	2.48	2.55	2.10
Diluted	2.45	2.52	2.08

(1) For the purpose of calculating basic earnings per share, net earnings is adjusted by the dividend on preferred stock, which was $785,000 in 2003, $1.0 million in 2002 and $1.4 million in 2001.

Income Taxes. Union Planters files a consolidated federal income tax return, which includes all of its subsidiaries except for a credit life insurance company, certain corporations which have elected status as Real Estate Investment Trusts that are required to file separate income tax returns and certain pass through entities. Income tax expense is allocated between the parent company and its subsidiaries as if each had filed a separate return. The provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to temporary differences between the book and tax basis of assets and liabilities that will result in deductible or taxable amounts in future years when such assets and liabilities are recovered or settled. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be realized or settled. Recognition of certain deferred tax assets is based upon management’s belief that, based upon historical earnings and anticipated future earnings, normal operations will continue to generate sufficient future taxable income to realize these benefits. When, in the opinion of management, it is “more likely than not” that the asset will be realized, no valuation allowance is established for deferred tax assets.

Derivative Financial Instruments and Hedging. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, Union Planters records all derivatives in the Consolidated Balance Sheet at their fair value. Changes in fair value are recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation and effectiveness as a hedging transaction.

Derivative Instruments and Hedging Activities — Business Perspective. Union Planters has developed risk management programs and processes designed to manage market risk associated with the Company’s business activities. Interest rate risk is a predominant risk that further influences a number of other business risks such as pricing risk, prepayment risk, valuation risk, balance sheet management and funding risk. As part of its risk management program, the Company utilizes derivative financial instruments to manage interest rate risks associated with its balance sheet activities. At year-end, the derivative financial instrument positions were fair value hedges of loans held for resale, deposits and debt, cash flow hedges of loans held for investment purposes and other freestanding derivative financial instruments.

Loan production activities include the origination or acquisition of mortgage loans, the warehousing of those loans in inventory and the resale of those loans to investors in the secondary market. The Company utilizes derivative financial instruments to protect and manage interest rate risk and pricing risk associated with its loans held for resale and its mortgage pipeline. The derivative financial instruments associated with loans held for resale are accounted for as fair value hedges in accordance with applicable accounting literature. Union Planters also enters into various derivative financial instruments to offset changes in the value of its mortgage servicing rights in addition to the mortgage pipeline, which also is defined to be a derivative under SFAS No. 133 and therefore marked-to-market through earnings. The fair value of derivative financial instruments associated with loans held for resale, the mortgage pipeline and mortgage servicing rights are included in other assets or other liabilities.

Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business and amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements. Significant changes in accounting include:

•	Establishment of a single accounting model for long-lived assets to be disposed of by sale.

•	Goodwill is no longer included in the scope of this guidance.

•	Long-lived assets to be abandoned are now required to have depreciable lives that are in accordance with APB Opinion No. 20, Accounting Changes.

•	Long-lived assets to be disposed of by sale are required to be measured at the lower of book value or the fair value less the cost to sell.

•	Losses related to discontinued operations are no longer reported until they have been incurred.

Union Planters adopted this standard on January 1, 2002. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Previous guidance required expenses for exit or disposal activities to be accrued when the exit or disposal plan was approved by management and the liability was probable and quantifiable regardless of when the expense would be incurred. This standard requires that liabilities or costs associated with such activities be recognized when incurred. This standard also requires that any such liability be recognized initially at fair value. Union Planters adopted this Standard on January 1, 2003. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Guarantees. In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34. FIN No. 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. Fair value at the issuance of the guarantee includes the premium received by the guarantor or, if the guarantee is part of a transaction with multiple elements, the amount that would be required by the guarantor to issue the same guarantee in a stand-alone, arms length transaction. In addition to recording the fair value of the guarantee, the guarantor must disclose certain information regarding the nature of guarantees made including:

•	The approximate term

•	How the guarantee arose

•	Events or circumstances that would require the guarantor to perform under the guarantee

•	The maximum potential amount of future payments that could be required

•	The current carrying amount of the liability

•	The nature of any recourse provisions or collateral held, which the guarantor can use to recover any portion of amounts paid under the guarantee

Union Planters adopted this Standard on December 31, 2002. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

Derivative Financial Instruments. In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and became effective for contracts entered into or modified after June 30, 2003. Union Planters adopted this standard on July 1, 2003. The adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

•	A financial instrument in the form of shares that is mandatorily redeemable.

•	A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets.

•	A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

a.	A fixed monetary amount known at inception, for example, a payable which may be settled with a variable number of the issuer’s equity shares;

b.	Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares; and

c.	Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put option that could be net share settled.

This standard became effective for financial instruments entered into or modified after May 31, 2003, and otherwise, in the case of Union Planters, on July 1, 2003. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Consolidation of Variable Interest Entities. As discussed above, as of July 1, 2003, Union Planters deconsolidated the UPC Trust, whose liabilities are primarily represented by 8.20% Trust Preferred Securities. The Trust Preferred Securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Junior Subordinated Debentures do not qualify as Tier 1 regulatory capital. The Federal Reserve Board has reached no final conclusion on the continued qualification of Trust Preferred Securities but has indicated that until further notice, Trust Preferred Securities will continue to count as Tier 1 regulatory capital. Should the Federal Reserve Board reach a conclusion that Trust Preferred Securities no longer included on the Consolidated Balance Sheet would cease to qualify as Tier 1 regulatory capital, Union Planters’ Tier 1 regulatory capital would be reduced by approximately $200 million.

Purchased Loans. In December 2003, Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with earlier application encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. Loans acquired in business combinations are included in the scope of the SOP. The SOP does not apply to loans originated by the entity. Union Planters has not yet adopted the provisions of the SOP and does not expect them to have a material impact on the Company’s financial condition, results of operations or cash flows.

Accounting for Retiree Welfare Programs. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit starting in 2006. The Act provides employers with a range of options for coordinating their existing programs with the new government sponsored program. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program. This will likely reduce the employer cost of providing prescription drug benefits for Medicare-eligible retirees.

The retiree health obligations and costs reported in these financial statements do not reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. As a result of possible amendments to the Company’s retiree health program, the Company’s retiree healthcare obligations and costs may be reduced.

Interest Rate Lock Commitments. In early October 2003, the FASB added a limited scope project, the objective of which is to clarify SFAS No. 133 (as amended) with respect to determining the fair value of loan commitments (including interest rate lock commitments). Specifically, the project will address two issues: 1) what information an entity should use to determine the fair value of a loan commitment that is accounted for as a derivative under SFAS No. 133 and 2) whether a loan commitment should ever be reported as an asset by the issuer of that commitment. The Board is currently in the process of conducting research and preparing a proposed scope and timetable for the project. In the first quarter of 2004, the FASB will discuss what urgency is appropriate for this project in view of the expected significant reduction in the current diversity in practice in the near future. If the FASB issues a final EITF consensus determining that mortgage loan commitments are written options that may only be reported as liabilities, not as assets, there would be a significant impact on the accounting for Union Planters’ mortgage pipeline. Presently, both the pipeline and derivative financial instruments utilized to manage interest rate and pricing risk associated with the pipeline are carried on the Consolidated Balance Sheet at fair value, with changes in fair value included in current earnings. Movements in the fair values of the pipeline and the derivative financial instruments tend to move in opposite directions. Under this scenario, a decline in the fair value of the derivative financial instruments may not be fully offset by an increase in the fair value of the pipeline, resulting in a net charge to earnings.

Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. Union Planters has not yet determined the impact on the consolidated financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004.

Note 2. Business Combinations and Divestitures

During the three-year period ended December 31, 2003, Union Planters consummated the following business combination, which was accounted for as a purchase:

	Date		Total	Resulting	Total
Institution	Acquired	Consideration	Assets	Intangibles	Equity
			(Dollars in millions)
Jefferson Savings Bancorp, Inc.	2/12/01	6,557,173 shares of common stock	$1,605	$47	$163

Because the above purchase acquisition is insignificant to the consolidated results of Union Planters, pro-forma information has been omitted.

On December 31, 2003, Union Planters completed the sale to an unrelated third party of its indirect wholly-owned subsidiary, Magna Insurance, Inc. (Magna Insurance), for $19.4 million in cash. The transaction gave rise to a loss on the sale of $.4 million. As of the date of the sale, Magna Insurance had assets of $29.1 million and shareholder’s equity of $19.8 million. Its revenues and expenses were not material to any period presented.

Note 3. Available for Sale Securities

The following is a summary of Union Planters’ investment securities, all of which were classified as available for sale:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
December 31, 2003
U.S. Government and federal agencies
U.S. Treasury	$71,921	$1,462	$36	$73,347
U.S. Government agencies
Collateralized mortgage obligations	900,831	1,754	11,143	891,442
Mortgage-backed	1,181,765	7,734	19,471	1,170,028
Other	1,075,082	3,250	17,671	1,060,661

Total U.S. Government and federal agencies	3,229,599	14,200	48,321	3,195,478
Obligations of states and political subdivisions	384,020	22,230	40	406,210
Collateralized mortgage obligations	1,019,691	12,979	2,003	1,030,667
Other stocks and securities	320,701	3,130	309	323,522

Total available for sale securities	$4,954,011	$52,539	$50,673	$4,955,877

December 31, 2002

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in thousands)
U.S. Government and federal agencies
U.S. Treasury	$65,732	$2,529	$7	$68,254
U.S. Government agencies
Collateralized mortgage obligations	927,983	14,763	9	942,737
Mortgage-backed	1,190,094	24,866	1,197	1,213,763
Other	1,009,661	13,312	17	1,022,956

Total U.S. Government and federal agencies	3,193,470	55,470	1,230	3,247,710
Obligations of states and political subdivisions.	715,187	34,508	135	749,560
Collateralized mortgage obligations	1,016,480	17,356	2,649	1,031,187
Other stocks and securities	435,906	3,620	700	438,826

Total available for sale securities	$5,361,043	$110,954	$4,714	$5,467,283

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Dollars in thousands)
U.S. Government and federal agencies
U.S. Treasury	$—	$—	$7,494	$36	$7,494	$36
U.S. Government agencies
Collateralized mortgage obligations	684,911	11,140	344	3	685,255	11,143
Mortgage-backed	865,806	19,471	—	—	865,806	19,471
Other	929,836	17,670	608	1	930,444	17,671

Total U.S. Government and federal agencies	2,480,553	48,281	8,446	40	2,488,999	48,321
Obligations of states and political subdivisions	443	3	2,674	37	3,117	40
Collateralized mortgage obligations	300,499	838	15,363	1,165	315,862	2,003
Other stocks and securities	850	17	1,234	292	2,084	309

Total available for sale securities	$2,782,345	$49,139	$27,717	$1,534	$2,810,062	$50,673

Total temporarily impaired securities	$2,782,345	$49,139	$27,717	$1,534	$2,810,062	$50,673

The following table presents the gross realized gains and losses on available for sale investment securities for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(Dollars in thousands)
Realized gains	$84,563	$25,149	$12,276
Realized losses	76,360	2,122	2,694

Investment securities having a fair value of approximately $1.9 billion and $2.4 billion at December 31, 2003 and 2002, respectively, were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances. Included within available for sale securities is $285.2 million and $273.6 million of FHLB and FRB stock at December 31, 2003 and 2002, respectively, for which there is no readily determinable market value.

The fair values, contractual maturities and weighted average yields of available for sale investment securities as of December 31, 2003 are as follows:

			Maturing
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
				(Fully taxable-equivalent basis/Dollars in thousands)
U.S. Government and federal agencies
U.S. Treasury	$28,174	3.75%	$43,747	3.59%	$—	—%	$—	—%	$71,921	3.66%
U.S. Government agencies
Collateralized mortgage obligations	—	—	3,003	5.00	51,750	4.07	846,078	3.86	900,831	3.87
Mortgage-backed	3,413	5.86	438,086	4.60	732,521	4.02	7,745	6.43	1,181,765	4.25
Other	24,151	6.16	1,005,362	2.20	37,960	7.07	7,609	2.23	1,075,082	2.46

Total U.S. Government and federal agencies	55,738	4.92	1,490,198	2.95	822,231	4.16	861,432	3.87	3,229,599	3.54
Obligations of states and political subdivisions	31,226	11.66	87,172	8.03	134,151	7.09	131,471	7.77	384,020	7.91
Federal Reserve Bank and Federal Home Loan Bank stock	—	—	—	—	—	—	285,238	3.69	285,238	3.69
Bonds, notes and debentures	2,725	7.06	3,000	4.07	5,175	7.78	25	0.00	10,925	6.56
Collateralized mortgage obligations	—	—	370,700	4.27	454,614	7.49	194,377	4.33	1,019,691	4.17
Other	22,457	0.00	—	—	—	—	2,081	7.63	24,538	0.65

Total other stocks and securities	25,182	0.76	373,700	0.03	459,789	7.50	481,721	3.97	1,340,392	4.02

Total available for sale securities	$112,146	5.87	$1,951,070	2.62	$1 416,171	5.52	$1,474,624	4.25	$4,954,011	4.01

Total fair value	$113,340		$1,944,860		$1,418,506		$1,479,171		$4,955,877

The weighted average yields are calculated by dividing the sum of the individual security yield weights (effective yield times book value) by the total book value of the securities. The weighted average yield for obligations of states and political subdivisions is adjusted to a taxable-equivalent yield using a federal income tax rate of 35%. Expected maturities of securities differ from contractual maturities because some borrowers have the right to call or prepay obligations without prepayment penalties. As of December 31, 2003, the investment securities portfolio is expected to have a principal weighted average life of approximately 5.46 years.

Retained interest in loans sold. In securitization transactions, Union Planters typically retains certain rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors in a securitization trust have no recourse to Union Planters’ other assets for failure of debtors to pay when due. Union Planters’ retained interests are subordinate to investors’ interests, and their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. Union Planters retains similar rights on certain whole loans sold. While no loans were sold or securitized under this type of agreement in 2002, during 2003, the Company securitized $323.8 million of residential mortgages and retained an interest in residual cash flows. Pretax gains of $15.3 million were recognized on the 2003 transactions.

Key economic assumptions used in measuring the retained interests in loans at the date of the 2003 securitization or sale were as follows:

Securitized Loans
Prepayment speed	35%CPR
Weighted-average life (in years)	5.21
Expected credit losses (annual rate)	0.20 - .25%
Residual cash flows discount rate	10.00%

At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

	Whole Loan Sales	Securitized Loans
	(Dollars in thousands)
Carrying amount/fair value of retained interests	$4,012.5	$109,094.9
Weighted-average life (in years)	1.44	4.08
Weighted average prepayment speed assumptions (annual rate)	54.18%	35.44%
Impact on fair value of 10% adverse change	$(402.5)	$(1,745.4)
Impact on fair value of 20% adverse change	(757.9)	(3,389.8)
Weighted average discount rate	9.76%	9.40%
Impact on fair value of 10% adverse change	$(48.3)	$(2,645.1)
Impact on fair value of 20% adverse change	(95.1)	(4,820.0)

The impact on the retained interests related to residential mortgage loans from a hypothetical 10% and 20% adverse changes in credit losses was a decrease in the fair value of $350,000 and $750,000, respectively. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.

Cash flows between the qualified special purpose entities utilized in securitization transactions and Union Planters are immaterial.

During 2003 and 2002, Union Planters recorded impairment of $.5 million and $1.9 million, respectively, related to interest only strips arising from the sales and securitizations of mortgage loans, which had an other than temporary decline in value due to increased prepayment speeds on the underlying mortgages. The impairment is included in realized losses.

Note 4. Allowance for Losses on Loans and Nonperforming Loans

The changes in the allowance for losses on loans are summarized as follows:

	2003	2002	2001
	(Dollars in thousands)
Balance, January 1,	$350,931	$341,930	$335,452
Increase due to acquisitions	—	—	5,753
Decrease due to the sale of certain loans.	(2,088)	—	(3,555)
Provision for losses on loans	181,539	197,901	131,963
Recoveries of loans previously charged off	42,493	36,496	64,862
Loans charged off	(242,049)	(225,396)	(192,545)

Balance, December 31,	$330,826	$350,931	$341,930

The Company’s investment in impaired loans and the associated valuation reserve at December 31, is summarized as follows:

	2003	2002	2001
	(Dollars in thousands)
Impaired loans with a valuation reserve.	$185,401	$223,511	$232,171
Impaired loans with no valuation reserve	24,054	40,588	2,234

Total impaired loans	$209,455	$264,099	$234,405

Valuation reserve on impaired loans	$48,138	$61,180	$55,228

Average impaired loans, net of valuation reserves, were $224.0 million in 2003, $211.4 million in 2002 and $161.8 million in 2001. Cash basis interest income recognized on those loans during each of the years was immaterial.

Nonperforming loans are summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$209,455	$264,099
Restructured loans	302	511

Total	$209,757	$264,610

Loans 90 days past due and accruing income	$203,991	$258,183

At December 31, 2003 and 2002, Union Planters had $525,000 and $1.5 million, respectively, of FHA/VA government-insured/guaranteed loans on nonaccrual status, which have been included in the table above. Due to the fact that these loans are government-insured/guaranteed, Union Planters does not expect any loss of principal. The loans were placed on nonaccrual status because the contractual payment of interest by FHA/VA had stopped.

The impact on interest income of nonperforming loans was not material for the three years ended December 31, 2003. Also, there were no significant outstanding commitments, under the related loan agreements, to lend additional funds to borrowers whose loans were classified as nonperforming at December 31, 2003 or 2002.

Note 5. Mortgage Servicing Rights and Mortgage Banking Revenue

Union Planters typically retains servicing on residential mortgage loans that are securitized or sold into the secondary market and receives annual servicing fees equal to a percentage of the outstanding balance, currently ranging from .25% to .617%. The amount of servicing fees received from qualifying special purpose entities related to securitizations was immaterial for all years presented. At December 31, 2003, Union Planters was acting as servicing agent on behalf of others for approximately $24.7 billion of these loans, compared to $20.0 billion at December 31, 2002 and $16.2 billion at December 31, 2001. The principal balance of loans serviced for others are not included in Union Planters’ Consolidated Balance Sheet. The following table presents a reconciliation of the changes in mortgage servicing rights (MSRs) for each of the three years in the period ended December 31, 2003:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Mortgage Servicing Rights, Net
Beginning balance	$264,295	$150,303	$123,940
Mortgage servicing rights capitalized	204,392	156,569	94,684
Sales	—	(8,030)	(17,388)
Amortization of servicing rights	(59,974)	(37,370)	(35,813)
Recognition of permanent impairment	(49,152)	—	—
Change in valuation allowance	(7,456)	2,823	(15,120)

Ending balance	$352,105	$264,295	$150,303

Valuation Allowance
Beginning balance	$12,297	$15,120	$—
Reduction due to sales	—	—	(6,649)
Recognition of permanent impairment	(49,152)	—	—
Servicing valuation provision (recovery)	56,608	(2,823)	21,769

Ending balance	$19,753	$12,297	$15,120

During 2003, Union Planters recorded a permanent impairment of MSRs of $49.2 million, which reduced both the gross carrying value and associated valuation allowance of the MSR. This write-down had no impact on the Consolidated Statement of Earnings in the current year but will result in a reduction of MSR amortization expense in future periods.

The fair value of MSRs at December 31, 2003 was $352.8 million. Significant assumptions utilized in determining the fair value were as follows:

Estimated portfolio prepayment speeds	12.41% – 37.27% CPR
Market discount rates	9.00% – 12.00%
Weighted average discount rate	9.39%

The significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the mortgage servicing rights as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At December 31, 2003, the reduction in the current fair value of MSRs resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $37.0 million and $90.1 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing. Please refer to Note 1 for the predominant risk characteristics in the underlying loans that are used to stratify the mortgage servicing rights for purposes of measuring impairment.

As a result of the implementation of a new modeling tool used in estimating the fair value of MSRs, in July 2002, the Company refined certain estimates, principally prepayment speed estimates, used in each market which project cash flows from serviced mortgage loans and the fair value of MSRs. These changes in estimates resulted in the recovery of $11.9 million in previously recorded impairment in MSRs and thus an increase in earnings after taxes of $8.3 million, or $.04 per diluted share for third quarter and the full year. As a result of these changes, the MSRs for the two strata of mortgage loans having an impairment of $11.9 million at June 30, 2002 had an estimated fair value of $42.1 million more than their recorded value. Immediately prior to the change in estimates, the significant assumptions utilized in determining the fair value of MSRs were as follows:

Estimated portfolio prepayment speeds	12.90% – 37.31% CPR
Market discount rates	9.06% – 12.22%

Upon the change in estimate, the significant assumptions were changed to the following:

Estimated portfolio prepayment speeds	7.03% – 23.71% CPR
Market discount rates	9.06% – 12.22%

In its capacity as servicer of certain of these loans, Union Planters is responsible for foreclosure and the related costs of foreclosure. These costs are estimated each period based on historical loss experience and are shown as provisions for losses on FHA/VA foreclosure claims in noninterest expense. At December 31, 2003 and 2002, Union Planters had reserves for these losses of $1.4 million and $2.1 million, respectively.

In the normal course of business, Union Planters sells mortgage loans and makes certain limited representations and warranties to the purchaser. Management does not expect any significant losses to arise from these representations and warranties.

Mortgage banking revenues for the three-year period ended December 31, 2003 are summarized as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Gain on sales of residential mortgages	$182,587	$84,754	$45,966
Impact of derivative financial instruments related to secondary marketing	(16,499)	10,785	5,403
Impact of derivative financial instruments related to mortgage servicing rights	9,541	—	—
Origination and miscellaneous fees	85,233	74,404	67,057
Mortgage servicing income	83,394	69,207	63,511
Sale of mortgage servicing rights	(2)	4,241	1,972
Amortization of mortgage servicing rights	(59,974)	(37,370)	(35,813)
Mortgage servicing rights (impairment) recovery	(56,608)	2,823	(21,769)

Total mortgage banking revenues	$227,672	$208,844	$126,327

Note 6. Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Land	$107,950	$109,750
Buildings and improvements	518,286	515,294
Leasehold improvements	50,758	49,469
Equipment	473,120	454,304
Construction in progress	—	2,459

	1,150,114	1,131,276
Less accumulated depreciation and amortization	(636,618)	(591,093)

Total premises and equipment	$513,496	$540,183

For the years ended December 31, 2003, 2002 and 2001, depreciation and amortization expense was $67.2 million, $66.2 million and $77.0 million, respectively.

At December 31, 2003, future minimum lease payments under noncancelable leases were as follows (dollars in thousands):

	Operating	Capital
	Leases	Leases
2004	$29,589	$24,000
2005	27,302	26,000
2006	24,482	26,000
2007	20,992	27,000
2008	17,012	27,000
Thereafter	64,337	55,339

Total minimum lease payments	$183,714	$185,339

For the years ended December 31, 2003, 2002 and 2001, rental expense for all operating leases amounted to $36.7 million, $34.4 million and $32.6 million, respectively.

Note 7. Intangible Assets

In accordance with SFAS No. 142, goodwill is no longer subject to amortization but is assessed at least annually for impairment. The carrying value of goodwill not subject to amortization was $743.2 million at both December 31, 2003 and December 31, 2002. At each of these dates, $70.5 million of the goodwill was in the “other operating units” line of business, with the remainder in the “banking” line of business. During the third quarter of 2003 and 2002, Union Planters finalized its annual evaluation of goodwill for impairment using a discounted cash flow method. The evaluations indicated no impairment.

Pro-forma results are presented below representing the results for the year ended December 31, 2001, had there been no amortization of goodwill resulting from business combinations in that year (dollars in thousands, except per share data):

2001
Net income as reported	$443,550
Goodwill amortization	42,976
Tax effect of goodwill amortization	(4,477)

Net income adjusted for goodwill amortization	$482,049

Adjusted diluted earnings per share	$2.32

Union Planters’ other intangible assets are core deposit intangibles acquired through bank acquisitions and other unidentified intangibles arising from branch purchases and are subject to amortization periods up to 15 years with no residual value. The gross amount of other intangible assets at December 31, 2003 and 2002 was $316.3 million, with accumulated amortization of $148.4 million and $127.6 million at December 31, 2003 and December 31, 2002, respectively. All other intangibles are in the “banking” line of business. The weighted average amortization period at December 31, 2003 and December 31, 2002 is 165.3 months. Amortization expense over the next five years on current other intangibles is expected to be (dollars in thousands):

2004	$21,970
2005	21,862
2006	21,681
2007	19,629
2008	17,477

Note 8. Interest-Bearing Deposits

The following table presents the maturities of interest-bearing deposits at December 31, 2003 (dollars in thousands):

2004	$4,554,962
2005	1,171,074
2006	563,644
2007	537,815
2008	312,432
Thereafter	18,872

Total time deposits	7,158,799
Interest-bearing deposits with no stated maturity	10,603,050

Total interest-bearing deposits	$17,761,849

Note 9. Borrowings

During 2003, Union Planters filed a shelf registration establishing a $1.5 billion senior and subordinated bank program. Under this program, Union Planters may issue senior bank notes with maturities ranging from 30 days to one year from their respective issue dates (Short-term senior notes), senior bank notes with maturities more than one to 30 years from their respective issue dates (medium- or long-term senior notes), and subordinated bank notes with maturities from 5 to 30 years from their respective issue dates (medium- or long-term subordinated notes). During 2003, UPC issued $500.0 million in 4.375% fixed rate long-term Subordinated Notes.

Short-term borrowings. Short-term borrowings include short-term FHLB advances, federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings having original maturities of one year or less. Short-term FHLB advances are borrowings from the FHLB, which are secured by mortgage-backed securities and mortgage loans. Federal funds purchased arise primarily from Union Planters’ market activity with its correspondent banks and generally mature in one business day. Securities sold under agreements to repurchase are secured by U.S. Government and agency securities. Short-term borrowings are summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Year-end balance
Federal funds purchased	$327,994	$898,670
Securities sold under agreements to repurchase	1,323,749	1,394,898
Other short-term borrowings	799,542	1,346,195

Total short-term borrowings	$2,451,285	$3,639,763

	December 31,
	2003	2002
	(Dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase
Daily average balance for the year ended	$2,271,060	$2,182,949
Weighted average interest rate for the year ended	1.27%	1.40%
Maximum outstanding at any month-end	$2,695,661	$2,752,807
Weighted average interest rate at year-end	.80%	1.00%
Short-term FHLB advances
Daily average balance for the year ended	$478,412	$167,945
Weighted average interest rate for the year ended	1.58%	1.69%
Maximum outstanding at any month-end	$1,100,000	$400,000
Weighted average interest rate at year-end	—	—
Short-term overnight borrowings
Daily average balance for the year ended	$180,695	$184,839
Weighted average interest rate for the year ended	1.05%	1.57%
Maximum outstanding at any month-end	$799,542	$1,341,639
Weighted average interest rate at year-end	.78%	1.16%

Short- and medium-term notes. At December 31, 2003 and 2002, there were $600.0 million, 5.125% fixed rate Medium-term Subordinated Notes outstanding that mature in 2007.

Long-term Federal Home Loan Bank advances. Certain of Union Planters’ banking subsidiaries have advances from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). These advances have an original maturity of greater than one year. The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 125% and 135%, respectively, of the outstanding advances. At December 31, 2003, Union Planters’ subsidiaries had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Balance	$428,903	$960,029
Range of interest rates	1.75% — 6.55%	1.35% — 6.55%
Range of maturities	2004 — 2021	2003 — 2021

The principal maturities of FHLB advances at December 31, 2003 are as follows (dollars in thousands):

2004	$111,251
2005	1,180
2006	1,181
2007	1,181
2008	21,130
Thereafter	292,980

Total	$428,903

Other Long-term debt. Union Planters’ other long-term debt is summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Obligation for Trust preferred Securities, represented by 8.20% Junior Subordinated Debentures beginning July 1, 2003 and by 8.20% Trust Preferred Securities prior to that date due 2026	$205,347	$199,151
6.75% Subordinated Notes due 2005	99,891	99,832
6.25% Subordinated Notes due 2003	—	74,457
6.50% Putable/Callable Subordinated Notes due 2018.	301,131	301,512
7.75% Subordinated Notes due 2011	499,355	499,265
4.375% Notes due 2010	496,344	—
Variable-rate asset-backed certificates	—	41,667
Other long-term debt	185	663
Valuation adjustments related to hedging activities	(3,848)	11,152

Total other long-term debt	$1,598,405	$1,227,699

During 2003, FASB issued FIN No. 46 causing the deconsolidation of the UPC Trust and the 8.20% trust preferred securities that it has outstanding. Union Planters has issued to the UPC Trust 8.20% Junior Subordinated Deferrable Interest Debentures. Union Planters has the right, at any time, subject to certain conditions, to defer payments of interest to UPC Trust. Upon electing to defer such interest payments, Union Planters will be prohibited from paying dividends on its common and preferred stock and interest on certain outstanding borrowings. The subordinated notes are redeemable by Union Planters at a call price, plus accrued and unpaid interest to the date of redemption, in whole or in part and from time-to-time on or after December 15, 2006, subject to certain conditions. In certain limited circumstances, primarily related to certain tax events, the Junior Subordinated Debt is redeemable at par, plus accrued interest to date of redemption.

The 6.50% Putable/Callable Subordinated Notes are subject to mandatory repurchase from the holders on March 15, 2008, either through the exercise of a call option or automatic exercise of a put option. The notes may be purchased on that date by exercise of the call option by the call holder, in which case the call holder would obtain the notes at 100% of the principal amount, and the interest rate payable on the notes would be reset. In the event the call holder does not exercise the call option or for any reason fails to pay the call price, UPB will be required to repurchase the principal amount of the notes on that date under automatic exercise of the put option.

The 4.375% Subordinated Notes were issued in November 2003 for $500.0 million at 99.66% and mature in December 2010.

The principal maturities of other long-term debt are as follows (dollars in thousands):

2004	$24
2005	99,917
2006	26
2007	27
2008	27
Thereafter	1,498,384

Total	$1,598,405

The ability of Union Planters to service its long-term debt obligations is dependent upon the future profitability of its banking subsidiaries and their ability to pay dividends to Union Planters. See Note 13, “Regulatory Capital and Restrictions on Dividends and Loans from Subsidiaries.”

Note 10. Shareholders’ Equity

Common Stock. During the second quarter of 2002, the Union Planters Board of Directors (Board) declared a three-for-two stock split, in the form of a 50% stock dividend, on the shares of Union Planters common stock. The additional shares were paid on June 6, 2002 to shareholders of record at the close of business on May 22, 2002. As a result of the stock split, 67.6 million shares were issued, and cash in the amount of $.3 million was paid in lieu of fractional shares. All share and per share information has been adjusted for the impact of the split.

Union Planters has been authorized by its Board to repurchase shares of its common stock from time-to-time, and currently has remaining authorization from the Board to repurchase approximately 24.7 million shares of the Company’s common stock. In addition, in connection with settling an accelerated share repurchase program in October 2003, the counterparty to that program is expected to purchase approximately 1.5 million shares of Company common stock under the Company’s concurrence.

Dividends. The payment of dividends is determined by the Board taking into account the earnings, capital levels, cash requirements and the financial condition of Union Planters and its subsidiaries, applicable government regulations and policies and other factors deemed relevant by the Board, including the amount of dividends payable to Union Planters by its subsidiaries. Various federal laws, regulations and policies limit the ability of Union Planters’ subsidiary banks to pay dividends. See Note 13, “Regulatory Capital and Restrictions on Dividends and Loans from Subsidiaries.”

Preferred Stock. Union Planters’ preferred stock is summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Preferred stock, without par value, 10,000,000 shares, total, authorized for all issues:
Series E Preferred Stock	$9,603	$10,194
Series F Preferred Stock	—	—

Total preferred stock	$9,603	$10,194

Series E Preferred Stock. At December 31, 2003 and 2002, 384,119 and 407,770 shares, respectively, of Union Planters’ 8% Cumulative, Convertible, Preferred Stock, Series E (Series E Preferred Stock) were issued and outstanding. Such shares have a stated value of $25 per share on which dividends accrue at the rate of 8% per annum. Dividends are cumulative and are payable quarterly. The Series E Preferred Stock is not subject to any sinking fund provisions and has no preemptive rights. Such shares have a liquidation preference of $25 per share plus unpaid dividends accrued thereon, and with the prior approval of the Federal Reserve, may be redeemed by Union Planters, in whole or in part, at $25 per share. At any time prior to redemption, each share of Series E Preferred Stock is convertible, at the option of the holder, into 1.875 shares of Union Planters’ common stock. Holders of Series E Preferred Stock have no voting rights except for those provided by law and in certain other limited circumstances.

Series F Preferred Stock (Shareholder Rights Plan). The Board adopted a Shareholder Rights Plan (Rights Plan), which became effective upon the expiration of the former Shareholder Rights Plan on January 19, 1999. Under the Rights Plan, each share of common stock received a tax-free dividend of one Preferred Share Purchase Right (Right). The Rights are not exercisable unless a third party acquires 15% of the common stock or an offer is initiated for 15% or more of the common stock. At that time, the Rights can be exercised to purchase units of Union Planters’ Series F Preferred Stock. Each unit has the same voting and dividend rights as 1.5 shares of common stock, and each Right entitles the holder to purchase one unit at a 50% discount from the then market value of 1.5 shares of common stock. If a third party merges with or otherwise acquires Union Planters, each Right can be exercised to purchase 1.5 shares of common stock of the acquiring company at a 50% discount from the then market value of that stock. Rights held by the potential acquiring company cannot be exercised. The Board may extend the time period before the Rights become exercisable or redeem the Rights at $.01 per Right. These provisions give the Board the flexibility to negotiate a transaction with a potential acquiring company in the best interests of the shareholders. The Rights Plan will expire on January 19, 2009. Union Planters authorized 300,000 shares of Series F Preferred Stock for issuance under the Rights Plan, none of which has been issued.

Dividend Reinvestment and Stock Purchase Plan. The Dividend Reinvestment and Stock Purchase Plan (the DRiP) authorizes the issuance of 6,000,000 shares (5,344,590 issued through December 31, 2003) of common stock to shareholders who choose to invest all or a portion of their cash dividends or make optional cash purchases. On certain investment dates, shares may be purchased with reinvested dividends and optional cash payments without brokerage commissions. Shares issued under the DRiP totaled 655,410, 571,874 and 511,292 in 2003, 2002 and 2001, respectively.

Note 11. Preferred Stock of Subsidiary

During 2003, Union Planters Preferred Funding Corporation (UPPFC), an indirect majority-owned, consolidated subsidiary of Union Planters, issued 1,000 shares of 7.75% non-cumulative, perpetual preferred stock, Series B (Series B Preferred Shares), with a liquidation value of $100,000 per share to another indirect wholly-owned subsidiary of Union Planters, U.P. REIT Holdings, Inc. (UP REIT Holdings). UPPFC is a real-estate investment trust (REIT) established for the purpose of acquiring, holding and managing real estate mortgage assets. All of the Series B Preferred Shares were subsequently sold privately to non-affiliates without registration. These securities qualify as Tier I capital and are included in the Consolidated Balance Sheet in other liabilities. Dividends on the Series B Preferred Shares are payable quarterly and are included in the Consolidated Statement of Earnings in other noninterest expense.

The Series B Preferred Shares are redeemable on or after July 15, 2023 and redeemable at the discretion of UPPFC in the event that the Series B Preferred Shares cannot be accounted for as Tier 1 regulatory capital or there is more than an insubstantial risk that dividends paid with respect to the Series B Preferred Shares will not be fully tax deductible. The total amount of Series B Preferred Shares issued and outstanding on December 31, 2003, net of discount and issuance costs, was $89.2 million.

Concurrent with the issuance of the Series B Preferred Shares, UPPFC also issued 3,736 shares of non-cumulative, perpetual preferred stock, Series C (Series C Preferred Shares), with a liquidation value of $100,000 per share to UP REIT Holdings. The holder of each of the Series C Preferred Shares is entitled to dividends, payable quarterly, at an annual rate of three month LIBOR plus 3% on the liquidation value. Additionally, the Series C Preferred Shares rank equal to the Series B Preferred Shares. At December 31, 2003, UP REIT Holdings continued to own all of the Series C Preferred Shares. So long as the Series C Preferred Shares are owned by Union Planters or a consolidated subsidiary, the shares and dividends paid thereon are eliminated in the consolidated financial statements.

The Series B Preferred Shares and the Series C Preferred Shares are not convertible into any other securities of UPPFC, Union Planters or any of its subsidiaries. The Series B Preferred Shares are, however, automatically exchangeable at the direction of the Office of the Comptroller of the Currency (OCC) for preferred stock of UPB, having substantially the same terms as the Series B Preferred Shares in the event UPB becomes undercapitalized under the OCC’s “prompt corrective actions” regulations, insolvent or, in the OCC’s sole discretion, in danger of becoming undercapitalized. Should UPPFC not pay dividends on the Series B Preferred Shares or the Series C Preferred Shares, both UPPFC and UPB will be precluded from paying dividends on their common stock until dividends have been paid on the Series B Preferred Shares for four consecutive quarters.

Note 12. Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains (losses) on available for sale securities:

	Before-Tax	Tax (Expense)	Net of
	Amount	Benefit	Tax Amount
	(Dollars in thousands)
2003
Change in the unrealized gains/losses on available for sale securities	$(96,171)	$33,997	$(62,174)
Less: Reclassification for gains included in net earnings	8,203	(3,925)	4,278

Net change in the unrealized gains/losses on available for sale securities	$(104,374)	$37,922	$(66,452)

Change in the unrealized gains on cash flow hedges	$5,224	$(2,032)	$3,192
Less: Reclassification for gains on cash flow hedges included in net earnings	2,366	(921)	1,445

Net change in the unrealized gains/losses on cash flow hedges	$2,858	$(1,111)	$1,747

2002
Change in the unrealized gains/losses on available for sale securities	$42,886	$(15,738)	$27,148
Less: Reclassification for gains included in net earnings	23,027	(8,467)	14,560

Net change in the unrealized gains/losses on available for sale securities	$19,859	$(7,271)	$12,588

2001
Change in the unrealized gains/losses on available for sale securities	$101,750	$(37,289)	$64,461
Less: Reclassification for gains included in net earnings	9,582	(3,526)	6,056

Net change in the unrealized gains/losses on available for sale securities	$92,168	$(33,763)	$58,405

Note 13. Regulatory Capital and Restrictions on Dividends and Loans from Subsidiaries

Regulatory Capital. Union Planters and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Union Planters’ or its banking subsidiaries’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Union Planters and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of Union Planters’ and its banking subsidiaries’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Union Planters’ and its banking subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Union Planters and its banking subsidiaries to maintain minimum amounts and ratios (set forth in the table below for Union Planters and its significant subsidiary, UPB) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2003, management believes that Union Planters, UPB and Union Planters’ other banking subsidiaries met all capital adequacy requirements to which they are subject.

At December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized UPB as well capitalized under the regulatory framework for prompt corrective action. Additionally, Union Planters’ other banking subsidiary was categorized as well capitalized, and Union Planters’ capital levels and ratios would be considered well capitalized. There are no conditions or events since the latest notification that management believes have changed any of the institutions’ categories. The capital and ratios of Union Planters and UPB are presented in the following table:

	December 31,
			Minimum Capital
	Actual		Adequacy		“Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in millions)
2003
Leverage (Tier 1 Capital to Average Assets)
Union Planters	$2,404	7.89%	$1,219	4.00%	—	N/A
UPB	2,427	8.05	1,207	4.00	$1,508	5%
Tier 1 Capital (to Risk-Weighted Assets)
Union Planters	$2,404	9.60%	$1,002	4.00%	—	N/A
UPB	2,427	9.76	995	4.00	$1,493	6%
Total Capital (to Risk-Weighted Assets)
Union Planters	$3,908	15.60%	$2,003	8.00%	—	N/A
UPB	3,027	12.17	1,990	8.00	$2,488	10%
2002
Leverage (Tier 1 Capital to Average Assets)
Union Planters	$2,409	7.47%	$1,290	4.00%	—	N/A
UPB	2,310	7.25	1,274	4.00	$1,593	5%
Tier 1 Capital (to Risk-Weighted Assets)
Union Planters	$2,409	9.40%	$1,025	4.00%	—	N/A
UPB	2,310	9.08	1,019	4.00	$1,526	6%
Total Capital (to Risk-Weighted Assets)
Union Planters	$3,560	13.89%	$2,050	8.00%	—	N/A
UPB	2,919	11.47	2,036	8.00	$2,545	10%

Restrictions on Dividends and Loans from Subsidiaries. The amount of dividends that Union Planters’ subsidiaries may pay is limited by applicable laws and regulations. For subsidiary national banks, prior regulatory approval is required if dividends to be declared in any year would exceed net earnings of the current year (as defined under the National Bank Act) plus retained net profits for the preceding two years. Applicable state laws and the Federal Deposit Insurance Corporation (FDIC) regulate the payment of dividends by state-chartered bank subsidiaries. The payment of dividends by savings and loan subsidiaries is subject to the regulations of the Office of Thrift Supervision. At January 1, 2004, its banking subsidiaries could have paid dividends to Union Planters aggregating approximately $109.2 million without prior regulatory approval. Future dividends will be dependent on the level of earnings and capital and liquidity considerations of the subsidiary financial institutions.

Federal law limits the amount of credit that Union Planters’ banking subsidiaries may extend to their nonbank affiliates, including Union Planters Corporation. Loans and other extensions of credit to a single nonbank affiliate may not exceed 10% nor may loans to all nonbank affiliates exceed 20% of an individual bank’s capital plus its allowance for losses on loans. Such loans must be collateralized by assets having market values of 100% to 130% of the loan amount depending on the nature of the collateral. The law imposes no restrictions upon extensions of credit between FDIC-insured banks, which are at least 80%-owned subsidiaries of Union Planters. At December 31, 2003, Union Planters had no such loans outstanding.

Note 14. Noninterest Income and Expense

The major components of other noninterest income and expense are summarized as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Other noninterest income
Profits and commissions from Small Business Administration trading activities	$5,512	$5,456	$8,120
Letters of credit fees	10,077	9,643	8,368
Other real estate income	5,353	8,809	4,625
Net gain on sale of branches/deposits and other selected assets	17,478	5,358	44,795
Earnings of equity method investments	8,211	5,662	5,941
Other income	51,640	49,122	50,761

Total other noninterest income	$98,271	$84,050	$122,610

Other noninterest expense
Communications	$28,869	$29,527	$35,307
Other contracted services	39,747	36,417	35,277
Postage and carrier	25,332	26,644	30,654
Advertising and promotion	21,992	22,425	25,310
Stationery and supplies	15,931	19,682	23,130
Merchant services expense	—	322	26,886
Other personnel services	18,727	17,714	15,871
Legal fees and litigation expense	14,916	18,943	11,747
Travel	10,240	10,579	10,944
Miscellaneous charge-offs	25,761	15,294	34,675
Federal Reserve fees	5,488	6,665	7,896
Taxes other than income	4,524	6,039	7,334
Accounting, tax and audit fees	4,007	6,230	6,116
Consultant fees	7,303	6,446	18,700
Brokerage and clearing fees on trading activities	6,433	6,524	7,065
Other real estate expense	10,292	11,121	7,391
FDIC insurance	3,769	4,052	4,422
Dues, subscriptions and contributions	6,966	6,946	6,476
Bank examiner fees	3,967	3,836	4,074
Insurance	10,597	5,965	3,672
Credit related expense	45,220	42,798	25,532
(Gain) loss on sale of fixed assets	(1,390)	2,813	(1,250)
Dividends on preferred stock of consolidated subsidiaries	6,242	—	—
Other expense	41,516	24,706	37,009

Total other noninterest expense	$356,449	$331,688	$384,238

The components of financial services income reported on the Consolidated Statement of Earnings was as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Trust service income	$27,384	$28,082	$27,961
Insurance commissions	12,211	18,802	16,649
Annuity sales income	19,825	20,446	18,258
Brokerage fee income	18,512	15,629	15,984

Total financial services income	$77,932	$82,959	$78,852

Note 15. Employee Benefit Plans

401(k) Retirement Savings Plan. Union Planters’ 401(k) Retirement Savings Plan (401(k) Plan) is available to employees having 90 days or more of service and who work in excess of 1,000 hours per year. Employees may voluntarily contribute 1 to 30 percent of their gross compensation on a pretax basis up to a maximum of $12,000 in 2003, and Union Planters makes a matching contribution of 100 percent of the amounts contributed by the employee (up to 6% of compensation) with 50% of the matching contribution in Union Planters common stock in the year of contribution. Participants may redirect the investment of the matching common stock contributions within one year of receipt. Prior to January 1, 2002, employees were required to have one year of service and work in excess of 1,000 hours per year to participate, and Union Planters matched between 50 and 100% of contributions by employees (up to 6% of compensation) depending on years of eligible service. As a result of the changes in the 401(k) Plan, Union Planters’ contributions to the 401(k) Plan increased to $15.9 million for 2003 and $15.7 million for 2002 compared to $9.7 million for 2001.

The Employee Stock Ownership Plan and Trust (ESOP) was a noncontributory plan that covered employees having one or more years of service and who worked in excess of 1,000 hours per year. Contributions to the ESOP, which were determined annually by the Board of Directors, totaled $7.5 million during 2001. On January 1, 2002 the ESOP was merged into the 401(k) Plan.

Therefore, no contributions were made to this plan in 2003 or 2002. At December 31, 2001, the ESOP held 2.4 million shares, which were allocated to participants.

Stock Incentive Plans. Employees and directors of Union Planters and its subsidiaries are eligible to receive options or restricted grants under plans, which are discussed below.

The Amended and Restated 1992 Stock Incentive Plan allows for a maximum of 30 million shares of Union Planters’ common stock to be issued through the exercise of nonstatutory or incentive stock options and as restricted stock awards to employees and directors of Union Planters. The option strike price is typically the market value of Union Planters’ shares at the date of grant but may be less than market value if the option is granted in lieu of payment of compensation. Options granted generally become exercisable immediately or in installments of 20% to 33% each year beginning one year from the date of grant and expire ten years after the date of grant.

The 1998 Stock Incentive Plan for Officers and Employees allows for 11.5 million shares of Union Planters’ common stock to be issued through the exercise of nonstatutory stock options to all officers (except executive officers) and employees of Union Planters and its subsidiaries who were employed on the date of grant. The option price is the market value of Union Planters’ shares at the date of grant. Options granted become exercisable three years after the date of grant and expire ten years after the date of grant.

Additional options assumed in connection with various acquisitions remain outstanding; however, no further options will be granted under such plans. Additional information with respect to the number of shares of Union Planters’ common stock that is subject to stock options is as follows:

	Years Ended December 31,
	2003		2002		2001
	Weighted		Weighted		Weighted
	Average Price	Number	Average Price	Number	Average Price	Number
Options
Outstanding at beginning of year	$26.34	18,999,825	$25.95	18,361,717	$25.25	11,940,645
Granted	32.65	3,611,904	26.39	4,314,827	26.18	9,140,183
Exercised	23.31	(2,913,657)	22.10	(2,082,946)	19.57	(1,435,887)
Canceled or surrendered	27.43	(991,859)	27.60	(1,593,773)	28.29	(1,283,224)

Outstanding at year-end	27.97	18,706,213	26.34	18,999,825	25.95	18,361,717

Options exercisable at year-end	$27.81	9,734,693	$26.70	9,394,210	$25.86	7,835,543

Options outstanding and exercisable at December 31, 2003 are summarized as follows:

				Outstanding
	Outstanding			and Exercisable
Range of		Weighted Average	Weighted		Weighted
Exercise Prices	Shares	Remaining Life	Average Price	Shares	Average Price
$ 4.53— $18.10	459,886	2.2 years	$16.51	459,886	$16.51
$18.11—$22.62	173,115	5.3	19.99	173,115	19.99
$22.63—$27.15	10,175,812	7.4	25.46	3,999,047	24.70
$27.16—$31.67	4,018,624	5.7	30.21	3,821,946	30.26
$31.68—$36.20	3,509,082	9.2	33.20	911,005	33.03
$36.21—$40.72	248,607	4.1	39.81	248,607	39.81
$40.73—$42.25	121,087	3.7	43.58	121,087	43.58

	18,706,213	7.1	$27.97	9,734,693	$27.81

There were 468,785 shares and 298,428 shares with weighted average fair values of $30.76 and $31.49 awarded in restricted stock grants during 2003 and 2002, respectively. None were issued during 2001. Restrictions on the grants generally lapse in annual increments over periods up to twelve years. The market value of the restricted stock grants is charged to expense as the restrictions lapse. Total amounts expensed for 2003, 2002 and 2001 were $3.5 million, $2.0 million and $1.6 million, respectively. The unamortized expense included in unearned compensation in shareholders’ equity was $36.1 million and $20.1 million at December 31, 2003 and 2002, respectively.

Retiree Healthcare and Life Insurance. Union Planters provides certain healthcare and life insurance benefits to retired employees who have completed 20 years of unbroken full-time service immediately prior to retirement and who have attained age 60 or more (the Postretirement Care Plan). Healthcare benefits are provided partially through an insurance company (for retirees age 65 and above) and partially through direct payment of claims.

The Postretirement Care Plan’s participating retirees share a portion of the cost of the postretirement plan. In addition to deductibles and co-payments, participant contributions are as follows:

Participants Retiring	Retiree Contribution
Pre – 1992	None
1993 – 1997	40% of estimated costs
1998 – 06/30/00	55% of estimated costs
07/01/00 – 12/31/00	75% of estimated costs
2001 and thereafter	100% of estimated costs

Estimated costs are based on the claims experience of the covered group.

The following table reflects Union Planters’ net periodic postretirement benefit costs for 2003, 2002 and 2001, which were determined assuming a discount rate of 6% for 2003, 6.5% for 2002 and 7.25% for 2001 and an expected return on Postretirement Care Plan assets of 5% for all years:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Service cost	$54	$50	$762
Interest cost of accumulated postretirement benefit obligation	877	1,100	1,181
Expected return on plan assets	(501)	(465)	(426)
Amortization of net actuarial gain	(82)	—	—
Amortization of prior service cost	(29)	(29)	53

Total	$319	$656	$1,570

The following table reflects the change in the benefit obligation and change in the fair value of Postretirement Care Plan assets:

	Years Ended December 31,
	2003	2002
	(Dollars in thousands)
Change in benefit obligation
Balance at beginning of year	$14,089	$15,903
Service cost	54	50
Interest cost	877	1,100
Plan amendments	—	—
Actuarial loss (gain)	1,598	(1,879)
Plan participants’ contributions	1,336	1,287
Benefits paid	(2,399)	(2,372)

Balance at year-end	$15,555	$14,089

Change in fair value of plan assets
Balance at beginning of year	$10,618	$10,033
Actual return on plan assets	469	659
Employer contributions	670	1,011
Plan participants’ contributions	1,336	1,287
Benefits paid	(2,399)	(2,372)

Balance at year-end	$10,694	$10,618

Funded status	$(4,861)	$(3,471)
Unrecognized net actuarial gain	(927)	(2,638)
Unrecognized prior service cost	(403)	(432)

Accrued benefit cost at year-end	$(6,191)	$(6,541)

The assumed discount rate used to measure the accumulated postretirement benefit obligation (APBO) was 6% for 2003 and 6.5% for 2002. The weighted average healthcare cost trend rate in 2003 was 12%, decreasing to 11% for 2003 and then gradually declining to an ultimate projected rate in 2010 of 5%. A one percent increase or decrease in the assumed healthcare cost trend rate would have changed the total of the 2003 service and interest cost components by $55,900 and ($52,100), respectively, and would have changed the APBO as of December 31, 2003 by $954,000 and ($888,000), respectively.

The APBO has been measured as of December 31, 2003, and Union Planters estimates its contributions to the Postretirement Care Plan will be approximately $670,000 for the year ending December 31, 2004.

Rate of Return Assumption. The assumed long-term rate of return on plan assets was 5% per annum through 2003. However, the assumption was revised down to 4% per annum for future years based on revised expectations about future economic conditions. This assumption represents the expected net annual rate of return on plan assets after taxes and investment related expenses.

Union Planters’ long-term rate of return assumption is based on three main factors: 1) asset allocations as defined by the investment policy statement, 2) proprietary asset modeling assumptions, and 3) proprietary modeling technology. The asset allocations used in modeling the long-term rate of return assumption are based on the stated target allocations.

Union Planters employs a total return approach in determining the long-term rate of return for plan assets. Historical markets are studied for the analysis of the assumed rate of return. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined.

Investment Approach. Union Planters employs an investment approach that has the ability to utilize both taxable and non-taxable fixed income investments. The intent of this strategy is to manage plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio consists entirely of U.S. fixed income securities.

The allocation of plan assets between major asset categories is shown in the table below. The allocation is as of December 31 for each year. The assets held in cash equivalents are generally above target at year-end due to final employer contributions.

	Years Ended December 31,		Target
	2003	2002	Allocation
Debt securities	94%	95%	100%
Cash equivalents	6	5	0

Total assets	100%	100%	100%

Note 16. Income Taxes

The components of income tax expense are as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current tax expense
Federal	$94,709	$184,910	$198,329
State	8,872	7,183	10,284

Total current tax expense	103,581	192,093	208,613

Deferred tax expense
Federal	62,933	41,964	17,926
State	1,143	3,867	5,330

Total deferred tax expense	64,076	45,831	23,256

Total income tax	$167,657	$237,924	$231,869

     Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets
Allowance for losses on loans and other real estate	$103,402	$135,498
Employee benefit plans	10,772	8,409
Deferred compensation plans	20,624	17,162
Premises and equipment	—	3,285
Basis difference in investments	40,030	32,064
Deferred income	16,549	—
Other	12,749	16,738

Total deferred tax assets	204,126	213,156

Deferred tax liabilities
Basis difference on FHLB stock	33,652	30,590
Mortgage servicing rights	125,942	89,532
Unrealized gain on available for sale securities	2,320	39,088
Premises and equipment	8,989	—
Goodwill and intangibles	35,245	32,278
Loan origination fees	4,104	2,579
Other	6,841	4,748

Total deferred tax liabilities	217,093	198,815

Deferred tax (liability) asset, net	$(12,967)	$14,341

A valuation allowance for deferred tax assets was not required at December 31, 2003 or 2002. Management has determined that it is more likely than not that the deferred tax assets could be realized by carrybacks to federal taxable income in the federal carryback period or offset against deferred tax liabilities.

A reconciliation of income tax expense computed at the applicable statutory income tax rate of 35% to actual income tax expense is presented below:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Computed “expected” tax	$233,020	$268,419	$236,397
State income taxes, net of federal tax benefit	6,510	7,183	10,149
Tax-exempt interest, net	(12,983)	(16,944)	(21,313)
Tier 1 capital raising activities, including asset restructuring	(39,771)	(17,560)	—
Reversal of a previously established liability	(15,000)	—	—
Other, net	(4,119)	(3,174)	6,636

Income tax	$167,657	$237,924	$231,869

Income tax expense applicable to securities transactions was $3.9 million for 2003, $8.5 million for 2002 and $3.5 million for 2001.

Note 17. Earnings Per Share

The following table sets forth the computation of basic net earnings per share and diluted net earnings per share:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Basic
Net earnings	$498,113	$528,987	$443,550
Less preferred dividends	(785)	(976)	(1,388)

Net earnings applicable to common shares	$497,328	$528,011	$442,162

Average common shares outstanding	195,029,939	201,927,200	205,543,115

Net earnings per common share — basic	$2.55	$2.61	$2.15

Diluted
Net earnings applicable to common shares	$498,113	$528,987	$443,550
Less forward share repurchase program adjustment	(645)	—	—

Net earnings applicable to common shares	$497,468	$528,987	$443,550

Average common shares outstanding	195,029,939	201,927,200	205,543,115
Stock option adjustment	1,619,584	1,708,866	1,142,606
Preferred stock adjustment	733,787	973,391	1,356,816

Average common shares outstanding	197,383,310	204,609,457	208,042,537

Net earnings per common share — diluted	$2.52	$2.59	$2.13

Excluded from the computation of diluted shares were options to purchase 3.4 million, 3.6 million and 5.2 million shares that were outstanding at December 31, 2003, 2002 and 2001, respectively, because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Note 18. Derivative Financial Instruments

Union Planters uses derivative financial instruments to manage risk associated with certain assets and liabilities and provide customers with products that meet their business requirements. Union Planters has a policy for its use of derivative financial instruments, setting appropriate limits and oversights, which has been approved by the Board. The Asset/Liability Management Committee reviews the open derivative positions monthly and ensures compliance with established policies. Accounting for all derivatives is in accordance with generally accepted accounting principles.

Asset and Liability Management Positions

Fair Value Hedges. To mitigate interest rate risk associated with certain deposits and debt, Union Planters has entered into interest rate swap agreements that qualify as fair value hedges. The swaps and the related debt are reported on the Consolidated Balance Sheet at current fair value at the end of each period. The changes in fair value of both the hedged item and the swap along with the net interest income or expense on the swap are netted against the interest expense related to the hedged item on the Consolidated Statement of Earnings.

The Company is also exposed to credit and interest-rate risk related to its mortgage inventory from the time a loan is closed until completion of normal post-closing review and the subsequent sale of the loan, normally 60 to 90 days. To mitigate interest rate risk associated with mortgage activities, Union Planters enters into mandatory short-term forward contracts, which are contracts for delayed delivery of mortgages in which the Company agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates. These derivative financial instruments are associated with closed loans pending review and sale in fair value hedging relationships to reduce interest rate risk exposure. The fair value adjustment to loans held for resale as a result of these hedging relationships was $6.8 million at December 31, 2003, compared to $46.3 million at December 31, 2002.

The ineffective portion of all fair value hedges had an immaterial impact on interest expense during 2003, 2002 and 2001.

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

Cash Flow Hedges. Union Planters enters into interest rate swap agreements to hedge the variability of future cash flows associated with certain variable-rate loans. At December 31, 2003, an unrealized gain, net of taxes, of $1.7 million was recorded in accumulated other comprehensive income for the effective portion of changes in the fair value of derivatives designated as cash flow hedges. The reclassification from accumulated other comprehensive income to interest income will occur as interest income is accrued on the underlying loans. Net gains of $2.8 million were reclassified to interest income during 2003. Based on current market conditions, it is expected that $5.5 million of gross unrealized gains in accumulated other comprehensive income at December 31, 2003 will be reclassified to interest income over the next 12 months. The change in fair value attributable to hedge ineffectiveness and recorded directly to earnings during 2003 was not material.

Other Asset and Liability Management Derivative Positions. The Company’s mortgage commitment pipeline is exposed to interest rate risk associated with interest rate lock commitments (IRLCs) extended to individuals who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs are considered derivative financial instruments under SFAS No. 133 and are recorded at fair value, with changes in value recorded in current earnings. In addition to the mandatory forward contracts designated in fair value hedging relationships of loans held for resale, Union Planters also enters into both mandatory and optional short-term forward contracts to mitigate interest rate risk associated with IRLCs. (Losses) gains on IRLCs and related derivative contracts totaled a net amount of ($16.5) million during 2003, compared to $10.8 million during 2002 and $(894,000) during 2001.

Union Planters also enters into various derivative instruments to offset changes in fair value of its MSR portfolio. These derivative instruments are marked-to-market and recorded as a component of mortgage banking revenues. Typical derivative instruments used by Union Planters may include interest rate swaps, swaptions, caps and floors. The gain recorded in association with these derivative instruments during 2003 totaled $9.5 million. There was no gain or loss in 2002 or 2001.

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

Customer-Related Positions. Union Planters may act as a seller and buyer of both interest rate contracts and foreign exchange contracts to satisfy customer demand for these instruments. Union Planters will minimize interest rate and foreign currency risk by entering into substantially similar offsetting positions with external counterparties. This activity was not considered material for any of the periods presented.

Summary information for all derivative financial instruments follows:

	December 31, 2003			December 31, 2002
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Value	Asset	Liability	Value	Asset	Liability
	(Dollars in thousands)
Fair Value Hedges
Forward contracts (loans held for resale)	$748,004	$—	$(6,766)	$2,064,850	$—	$(45,963)
Interest rate swaps (deposits)	150,000	3,590	—	150,000	4,480	—
Interest rate swaps (long-term debt)	1,785,000	7,300	(11,542)	285,000	13,391	—
Cash Flow Hedges
Interest rate swaps (loans)	825,000	3,248	(11)	—	—	—
Other Derivative Instruments
Interest rate locks	507,540	749	—	1,546,481	18,747	—
Forward contracts	392,246	—	(1,254)	985,150	—	(2,871)
Options on forward contracts	140,000	194	—	40,000	313	—
Swaptions	2,850,000	45,763	—	—	—	—

Note 19. Other Financial Instruments

Credit Extension Instruments. In the normal course of business, Union Planters becomes a party to various types of financial instruments in order to meet the financing needs of its customers. These instruments involve elements of credit risk limited to the contractual amount of the instrument and are not reflected in the accompanying consolidated financial statements. Union Planters follows the same credit policies in making commitments and contractual obligations as it does for on-balance-sheet instruments. In addition, controls for these instruments related to approval, monetary limits and monitoring procedures are established by the Union

Planters Directors’ Loan Committee.

Commitments to extend credit are legally binding agreements to extend credit to customers for specific purposes, at stipulated rates, with fixed expiration and review dates if the conditions in the agreement are met and may require payment of a fee. Since many of the commitments normally expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral held, if any, varies but may include accounts receivable; inventory; property, plant and equipment; income-producing properties or securities.

Letters of credit are conditional commitments issued by Union Planters to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In some cases, Union Planters holds various types of collateral to support those commitments for which collateral is deemed necessary. The outstanding letters of credit expire between 2004 and 2015.

The following table presents the contractual amounts of these types of instruments:

	Contract Amount
	December 31,
	2003	2002
	(Dollars in millions)
Commitments to extend credit	$5,372	$5,858
Standby, commercial and similar letters of credit	679	614

When Issued Securities. When issued securities are commitments to either purchase or sell securities when, as and if they are issued. The trades are contingent upon the actual issuance of the security. These transactions represent conditional commitments made by Union Planters, and risk arises from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates.

The following table presents the notional amounts of these types of instruments:

	Notional Amount
	December 31,
	2003	2002
	(Dollars in millions)
When-issued securities
Commitments to sell	$191	$62
Commitments to purchase	58	46

Note 20.	Fair Value of Financial Instruments

The carrying values and fair values of Union Planters’ financial instruments are summarized as follows:

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Financial assets
Cash and short-term investments	$1,746,376	$1,746,376	$1,246,355	$1,246,355
Trading account assets	343,089	343,089	266,322	266,322
Loans held for resale	832,474	832,775	2,400,210	2,400,210
Available for sale securities	4,955,877	4,955,877	5,467,283	5,467,283
Net loans	21,665,211	22,026,594	22,423,801	22,940,106
Mortgage servicing rights, net	352,105	352,810	264,295	265,154
Financial liabilities
Noninterest-bearing deposits	$5,384,335	$5,384,335	$5,035,464	$5,035,464
Interest-bearing deposits	17,761,849	17,883,682	18,294,976	18,484,894
Short-term borrowings	2,451,285	2,451,285	3,637,610	3,637,610
Short- and medium-term senior notes	597,892	635,032	600,045	625,487
Federal Home Loan Bank advances	428,903	452,975	960,029	993,677
Other long-term debt, excluding capital lease obligations	1,598,405	1,714,172	1,227,035	1,349,413
Other financial instruments
Interest rate swaps	$2,585	$2,585	$17,871	$17,871
Mandatory and optional forward contracts	(7,826)	(7,826)	(48,522)	(48,522)
Interest rate locks	749	749	18,747	18,747
Swaptions	45,763	45,763	—	—

Union Planters uses the following methods and assumptions in estimating the fair value for financial instruments:

Cash and short-term investments. The carrying amount for cash and short-term investments approximates the fair value of the assets. Included in this classification are cash and due from banks (non-earning assets), federal funds sold, securities purchased under agreements to resell and interest-bearing deposits at financial institutions.

Trading account assets. These instruments are carried in the Consolidated Balance Sheet at values that approximate their fair values, which is determined based on model pricing giving consideration to the interest rates and weighted-average maturities of the underlying instruments, counterparty credit quality and interest rate yield curves. The calculated valuations are periodically confirmed with recognized derivative dealers.

Loans held for resale. These instruments are carried in the Consolidated Balance Sheet at the lower of cost or fair value on an aggregate basis unless the loans are part of a qualifying and effective hedging relationship. Substantially all of the Company’s mortgage loans originated for sale into the secondary market are hedged with derivative financial instruments in a qualifying and effective hedging relationship. As a result, substantially all such loans are carried at fair value.

Investment securities. Fair values of these instruments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted values of similar instruments.

Loans. The fair values of loans are estimated using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality and risk. The fair value of nonaccrual loans and the allowance for losses on loans are approximated by their book values.

Mortgage servicing rights. The fair values of MSRs are estimated using discounted cash flow analyses utilizing estimated portfolio prepayment speeds and market discount rates.

Deposits. The fair values of demand deposits (i.e., checking accounts, savings accounts, money market deposit accounts and NOW accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount). The fair values of time deposits (i.e., certificates of deposit, IRAs, investment savings, etc.) are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these instruments to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings. The carrying amounts of short-term FHLB advances, federal funds purchased, overnight time deposits and other short-term borrowings approximate their fair values. The fair value of securities sold under agreements to repurchase is estimated using discounted cash flow analyses and using current federal funds rates.

Short- and medium-term senior notes. The fair value of these notes is estimated from market quotes. If market quotes are not available, fair values are based on quoted values of similar instruments.

Federal Home Loan Bank advances. The carrying value of variable rate/LIBOR-based advances approximates their fair values. The fair value of fixed-rate advances is estimated using discounted cash flows and using the FHLB quoted rates of borrowing for advances with similar terms.

Other long-term debt. The carrying value of variable rate/LIBOR-based debt instruments approximates their fair values. The fair value of fixed-rate long-term debt is estimated from market quotes. If market quotes are not available, fair values are based on quoted values of similar instruments.

Other financial instruments. The fair value of interest rate swaps is calculated using market interest rates. The calculated valuations are periodically confirmed with recognized derivative dealers. The fair value of forward contracts is based on current market quotes. The fair value of interest rate locks is calculated using market interest rates.

Note 21. Lines of Business Reporting

Union Planters is managed along both traditional and nontraditional banking lines. During 2002, Union Planters enhanced the way operating results are reported to and reviewed by management including the allocation of certain expenses. As a result, Union

Planters’ now has two reportable business segments, Banking and Mortgage Banking. All business segment information for 2001 has been restated on a basis consistent with that for 2002 and 2003. Other lines of business are evaluated by management, although none of the other operations meets the criteria for as a separate reportable business segment.

Banking includes the traditional deposit taking and lending functions of a bank, including consumer, commercial and corporate lending, retail banking and consumer services normally furnished by a bank. The Banking unit is managed along local and regional geographic lines. Mortgage Banking includes the origination of fixed and adjustable-rate mortgage loans, to be retained in the UPB portfolio, and for sale to specific investors. Not all mortgage loans are reported in Mortgage Banking, some are reported in Banking. Mortgage Banking also provides servicing for loans sold by UPB. Nontraditional services such as SBA loan trading, financial services (annuities, trust, insurance products and brokerage services), factoring operations and professional employment services are managed separately but do not rise to the level of a reportable business segment.

The accounting policies of the Banking and Mortgage Banking units are the same as those of Union Planters described in Note 1. Costs of funds are allocated between funds providers and funds users. Transactions between business units are primarily conducted at book value.

The following table presents selected segment information for Banking, Mortgage Banking, the Other Operating Units and the Parent Company. The Parent Company is primarily the funding source for acquisition activities.

			Other
			Operating	Parent
	Banking	Mortgage Banking	Units	Company (1)	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2003
Net interest income	$1,034,186	$141,398	$52,515	$(31,501)	$1,196,598
Provision for losses on loans	(107,062)	(30,042)	(44,435)	—	(181,539)
Noninterest income	553,940	46,119	164,430	853	765,342
Noninterest expense	(801,899)	(160,676)	(143,045)	(9,011)	(1,114,631)

Earnings before income taxes	$679,165	$(3,201)	$29,465	$(39,659)	$665,770

Average assets	$27,053,452	$3,750,904	$1,297,460	$1,098,041	$33,199,857

Year Ended December 31, 2002
Net interest income	$1,176,115	$116,063	$52,372	$(54,969)	$1,289,581
Provision for losses on loans	(157,672)	(25,392)	(14,837)	—	(197,901)
Noninterest income	434,013	149,599	159,119	9,038	751,769
Noninterest expense	(803,422)	(124,183)	(145,986)	(2,947)	(1,076,538)

Earnings before income taxes	$649,034	$116,087	$50,668	$(48,878)	$766,911

Average assets	$27,894,130	$3,042,565	$1,277,922	$402,909	$32,617,526

Year Ended December 31, 2001
Net interest income	$1,167,591	$91,606	$53,652	$(36,769)	$1,276,080
Provision for losses on loans	(92,613)	(28,025)	(11,325)	—	(131,963)
Noninterest income	470,982	82,712	156,778	1,509	711,981
Noninterest expense	(886,072)	(122,572)	(157,212)	(14,823)	(1,180,679)

Earnings before income taxes	$659,888	$23,721	$41,893	$(50,083)	$675,419

Average assets	$29,586,265	$3,070,431	$1,372,068	$181,107	$34,209,871

(1)	Parent Company noninterest income and earnings before taxes are net of the intercompany dividend eliminations of $793 million in 2003, $363 million in 2002 and $278 million in 2001.

Note 22. Union Planters Corporation (Parent Company Only) Financial Information

Condensed Balance Sheet

	December 31,
	2003	2002
	(Dollars in thousands)
Assets
Cash and cash equivalents at subsidiary banks	$884,421	$311,578
Investment securities available for sale	146,571	135,465
Investment in bank and bank holding company subsidiaries	3,282,285	3,363,046
Investment in nonbank subsidiaries	38,223	14,950
Other assets	126,447	354,805

Total assets	$4,477,947	$4,179,844

Liabilities and shareholders’ equity
Long-term debt (Note 9)	$1,297,089	$890,017
Other liabilities	115,219	63,545
Shareholders’ equity (Note 10)	3,065,639	3,226,282

Total liabilities and shareholders’ equity	$4,477,947	$4,179,844

Condensed Statement of Earnings

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Income
Dividends from bank and bank holding company subsidiaries	$532,425	$622,029	$274,337
Dividends from nonbank subsidiaries	576	507	3,388
Fees and interest from subsidiaries	—	4,059	16,681
Interest and dividends on investments, loans and interest-bearing deposits at other financial institutions	16,507	13,168	8,378
Other income	602	4,775	1,509

Total income	550,110	644,538	304,293

Expenses
Interest expense	48,009	67,934	61,828
Other expense	9,011	2,947	14,823

Total expenses	57,020	70,881	76,651

Earnings before income taxes and equity in undistributed earnings of subsidiaries	493,090	573,657	227,642
Tax benefit	(17,127)	(20,351)	(17,709)

Earnings before equity in undistributed earnings of subsidiaries	510,217	594,008	245,351
Equity in undistributed (loss) earnings of subsidiaries	(12,104)	(65,021)	198,199

Net earnings	$498,113	$528,987	$443,550

Condensed Statement of Cash Flows

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Operating activities
Net earnings	$498,113	$528,987	$443,550
Equity in undistributed loss (earnings) of subsidiaries	12,104	65,021	(198,199)
Deferred income tax benefit	(5,961)	(6,077)	(1,098)
Other, net	263,268	(258,920)	39,379

Net cash provided by operating activities	767,524	329,011	283,632

Investing activities
Purchases of available for sale securities	(24,870)	(66,902)	(182,200)
Proceeds from sales of available for sale securities	15,863	63,804	144,890
Net (increase) decrease in investment in and receivables from subsidiaries	(9,679)	7,144	(34,445)
Sales of premises and equipment, net	—	—	5,991
Other, net	(33)	—	—

Net cash (used) provided by investing activities	(18,719)	4,046	(65,764)

Financing activities
Proceeds from issuance of long-term debt, net	496,290	—	495,850
Repayment of long-term debt	(74,500)	—	—
Proceeds from issuance of common stock, net	43,485	23,442	12,497
Cash paid for fractional shares relating to stock split	—	(342)	—
Purchase and retirement of common stock	(379,429)	(292,841)	(87,692)
Cash dividends paid	(261,371)	(270,152)	(274,691)
Other, net	(437)	—	—

Net cash (used) provided by financing activities	(175,962)	(539,893)	145,964

Net increase (decrease) in cash and cash equivalents	572,843	(206,836)	363,832
Cash and cash equivalents at the beginning of the year	311,578	518,414	154,582

Cash and cash equivalents at the end of the year	$884,421	$311,578	$518,414

Noncash Activities. See Note 2 and Note 10, respectively, regarding business combinations in 2003, 2002 and 2001 and the conversions of Series E Preferred Stock.

Note 23. Contingent Liabilities

Union Planters and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business and are parties to various pending civil actions, all of which are being defended vigorously. Certain proceedings previously outstanding have been substantially settled within previously estimated amounts. Management is of the opinion, based upon present information, including evaluations by outside counsel, that neither Union Planters’ financial position, results of operations nor liquidity will be materially affected by the ultimate resolution of pending or threatened legal proceedings. Activity affecting the Company’s litigation reserve (i.e., provision for losses and settlement of claims) was not material to the Company’s operations for any period in the three-year period ended December 31, 2003.

Note 24. Subsequent Event

On January 22, 2004, Union Planters and Regions Financial Corporation (Regions) entered into a definitive merger agreement. Regions, headquartered in Birmingham, Alabama, is a full-service provider of banking, securities brokerage, mortgage and insurance products and services. Upon completion of the merger, the combined company and its banking operations will be headquartered in Birmingham while Morgan Keegan, Regions’ securities brokerage subsidiary, along with the combined mortgage business, will be headquartered in Memphis. Terms of the agreement call for the formation of a new holding company named New Regions Financial Corporation. In the transaction, each share of Union Planters’ common stock will be converted into the right to receive one share of the new company stock, and each share of Regions’ common stock will be converted into the right to receive 1.2346 shares of the new company common stock. The acquisition is subject to regulatory and shareholder approvals and other customary closing conditions. The transaction is expected to be completed in mid 2004. As a result of the merger, certain change-in-control provisions will be triggered related to the Union Planters’ 401(k) Retirement Savings Plan and various stock incentive plans that will result in the immediate vesting of these benefits. In addition, in connection with the merger and pursuant to the terms of the series, all outstanding shares of Union Planters Cumulative, Convertible, Preferred Stock, Series E, will be redeemed on March 31, 2004.

Item 9A. Controls and Procedures

Union Planters maintains disclosure controls and procedures that are designed to ensure that information Union Planters is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Union Planters’ management has evaluated, with the participation of Union Planters’ Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2003, Union Planters’ disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in Union Planters’ internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, Union Planters’ internal controls over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information concerning “Executive Officers of the Registrant” is included in Part I (Item 1.A) of this Form 10-K in accordance with Instruction 3 to paragraph (b) of item 401 of Regulation S-K and is incorporated by reference herein.

Union Planters’ Code of Ethics and Information About the Audit Committee are included below. The remaining information required by Item 10 is included under the headings “Other Matters to be Considered at the Union Planters Meeting — Voting Securities and Principal Holders Thereof” and “Proposal 2 – Election of Directors” in the Definitive Proxy Statement for the 2004 Annual Meeting of Union Planters’ Shareholders, which information is incorporated herein by reference.

Code of Ethics

Union Planters has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, executives, officers, employees and affiliates. The Code of Business Conduct and Ethics is posted on Union Planters’ Internet website at http://www.unionplanters.com (Corporate Governance page). The Code of Business Conduct and Ethics includes the code of ethics that applies to Union Planters’ principal executive officer and senior financial officers, including the principal financial officer, the principal accounting officer and others performing similar functions.

The Company undertakes to provide to any person without charge, upon request, a copy of its code of Business Conduct and Ethics. Requests should be submitted in writing to the attention of Richard W. Trigger at 6200 Poplar Avenue, Memphis, Tennessee 38119.

Information About the Audit Committee

Union Planters has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of the audit committee are Parnell S. Lewis, Jr., George W. Bryan, James E. Harwood, John R. Roberts and Robert R. Waller. The board of directors of Union Planters has determined that Mr. Roberts is an audit committee financial expert as defined by Item 401(h) of SEC Regulation S-K. Each of the members of the audit committee, including Mr. Roberts, is independent as defined under the rules of the New York Stock Exchange.

Item 11. Executive Compensation

The information required by Item 11 as to compensation of directors and executive officers is included under the heading “Other Matters to be Considered – Executive Compensation and Other Transactions” in the Definitive Proxy Statement for the 2004 Annual Meeting of Union Planters’ Shareholders, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 as to certain beneficial owners and management is included under the heading “Other Matters to be Considered — Voting Securities and Principal Holders Thereof” in the Definitive Proxy Statement for the 2004 Annual Meeting of Union Planters’ Shareholders, which information is incorporated herein by reference.

The following table provides information about securities authorized for issuance under the Company’s equity compensation plans:

	Securities to be
	Issued	Weighted Average	Securities Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options	Under Equity
Equity Compensation Plans	Warrants and Rights	Warrants and Rights	Compensation Plans
Approved by shareholders (1)	12,173,708	$28.00	9,678,322
Not approved by shareholders (2)	6,532,505	27.91	4,229,259

Total	18,706,213	$27.97	13,907,581

(1)	Securities outstanding are related to the Union Planters 1983 Stock incentive plan, 1992 Stock Incentive Plan and various plans assumed through acquisitions. The securities assumed through acquisitions aggregated 969,854 and had a weighted average exercise price of $21.44. Securities available for future issue relate only to the 1992 Stock incentive plan, which may include the issuance of restricted stock grants as described in Note 15 to the to the consolidated financial statements.

(2)	Securities outstanding and available for future issue relate to the Union Planters 1998 Stock Incentive Plan for Officers and Employees

The 1998 Stock Incentive Plan for Officers and Employees, which was not presented to or approved by shareholders, allows for 11.5 million shares of Union Planters’ common stock to be issued through the exercise of nonstatutory stock options to all officers (except executive officers) and employees of Union Planters and its subsidiaries who were employed on the date of grant. The option price is the market value of Union Planters’ shares at the date of grant. Options granted become exercisable three years after the date of grant and expire ten years after the date of grant.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is included under the heading “Other Matters to be Considered — Executive Compensation and Other Transactions — Certain Relationships and Transactions” in the Definitive Proxy Statement for the 2004 Annual Meeting of Union Planters’ Shareholders, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is included under the heading “Other Matters to be Considered — Proposal 3 — Ratification of Selection of Independent Accountants — Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” in the Definitive Proxy Statement for the 2004 Annual Meeting of Union Planters’ Shareholders, which information is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following audited consolidated financial statements of Union Planters and its Subsidiaries are included in Part II, Item 8, of this report:
Report of Management
Report of Independent Accountants
Consolidated Balance Sheet — December 31, 2002 and 2001
Consolidated Statement of Earnings — Years ended December 31, 2002, 2001 and 2000
Consolidated Statement of Changes in Shareholders’ Equity — Years ended December 31, 2002, 2001 and 2000
Consolidated Statement of Cash Flows — Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

(a)(2)	Not applicable

(a)(3)	Exhibits:
The exhibits listed in the Exhibit Index beginning on page i, following page 86 of this Form 10-K are filed herewith or are incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified on the Exhibit Index by an *.

(b)	Reports on Form 8-K: The following reports on Form 8-K were filed or furnished during the last quarter of the period covered by this report:

Date of Current Report	Subject Reported
October 16, 2003	Press Release announcing Third Quarter operating results, furnished under Item 9 pursuant to Item 12, and supplemental financial information reported under Item 5

October 21, 2003	Slides referred to in a prerecorded earnings message and a transcript of the earnings message, furnished under Item 9 pursuant to Item 12

November 19, 2003 (November 17, 2003)	Union Planters’ announcement of a $500,000,000 million note offering and updated table of consolidated ratio of earnings to fixed charges for the five most recent fiscal years and the nine months ending September 30, 2003, reported under Item 5

November 26, 2003 (November 24, 2003)	Union Planters’ sale on November 24, 2003 of $500,000,000 in aggregate principal amount of 4 3/8% notes due 2010 pursuant to an Underwriting Agreement and related Terms Agreement, reported under Item 5

December 15, 2003	Press release commenting on Union Planters’ fourth quarter and 2004 performance, furnished pursuant to Item 9

Current Report Filed or Furnished After December 31, 2003:

January 15, 2004	Press Release announcing Fourth Quarter and Year-End operating results, furnished under Item 12

January 20, 2004	Slides referred to in a prerecorded earnings message and a transcript of the earnings message, furnished under Item 12

January 30, 2004	Copy of Agreement and Plan of Merger, dated as of January 22, 2004, by and between Union Planters Corporation and Regions Financial Corporation, filed under Item 5

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION PLANTERS CORPORATION
(Registrant)

Date: March 12, 2004	By:	/s/ Jackson W. Moore

Jackson W. Moore, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of March, 2004:

/s/ Jackson W. Moore	/s/ Bobby L. Doxey

Jackson W. Moore	Bobby L. Doxey
Chairman, President, Chief Executive Officer and	Senior Executive Vice President, Chief Financial Officer and
Director	Chief Accounting Officer

/s/ Albert M. Austin	/s/ Samuel W. Bartholomew, Jr.

Albert M. Austin	Samuel W. Bartholomew, Jr.
Director	Director

/s/ George W. Bryan	/s/ John R. Roberts

George W. Bryan	John R. Roberts
Director	Director

/s/ James E. Harwood	/s/ Michael S. Starnes

James E. Harwood	Michael S. Starnes
Director	Director

/s/ Parnell S. Lewis, Jr.	/s/ Robert R. Waller, M.D.

Parnell S. Lewis, Jr.	Robert R. Waller, M.D.
Director	Director

/s/ Jorge M. Perez	/s/ Richard A. Trippeer, Jr.

Jorge M. Perez	Richard A. Trippeer, Jr.
Director	Director

/s/ Lou Ann Poynter	/s/ Spence L Wilson

Lou Ann Poynter	Spence L. Wilson
Senior Executive Vice President and Director	Director

Exhibit Index

2(a)	Agreement and Plan of Merger, dated as of January 22, 2004, by and between Regions Financial Corporation and Union Planters Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Regions Financial Corporation on January 30, 2004 (Commission File No. 001-31307))
3(a)	Restated Charter of Incorporation, as most recently amended on January 19, 1999, of Union Planters Corporation (incorporated by reference to Exhibit 3 to the Form 8-A12B filed by Union Planters Corporation on January 22, 1999, Commission File No. 1-10160)
3(b)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(b) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated March 31, 2003, Commission File No. 1-10160)
4(a)	Rights Agreement, dated January 19, 1999 between Union Planters Corporation and Union Planters Bank, National Association (incorporated by reference to Exhibit 2 to the Form 8-A filed by Union Planters Corporation on January 22, 1999, Commission File No. 1-10160)
4(b)	Form of Rights Certificate (incorporated by reference to Exhibit 1 to the Form 8-A/A Amendment No. 1 filed by Union Planters Corporation on December 3, 2001, Commission File No. 1-10160)
4(c)	Amendment to Rights Agreement, dated December 3, 2001, by and between Union Planters Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4 to the Form 8-A/A Amendment No. 1 filed by Union Planters Corporation on December 3, 2001, Commission File No. 1-10160)
4(d)	Amendment to Rights Agreement, dated January 22, 2004, by and between Union Planters Corporation and American Stock Transfer & Trust Company (incorporated by reference to Form 8-A/A Amendment No. 2 filed by Union Planters Corporation on January 30, 2004, Commission File No. 001-10160)
4(e)	Copy of Registrant’s AGREEMENT PURSUANT TO ITEM 601(b)(4)(iii)(A) OF REGULATION S-K dated March 8, 2001 with respect to certain debt instruments (incorporated by reference to Exhibit 4(b) to Union Planters Corporation’s Annual Report on Form 10-K dated December 31, 2000, Commission file No. 1-10160)
4(f)	Amended and Restated Issuing and Paying Agency Agreement between Union Planters Bank, National Association and Bank One Trust Company, N.A. (successor to The First National Bank of Chicago) for the Bank Note Program under which Union Planters Bank, National Association can issue Senior and Subordinated Bank Notes with maturities ranging from 30 days to 30 years (the “Bank Note Program”), including as Exhibits A-1 through A-4 the forms of the Global Senior and Subordinated Bank Notes (Fixed and Floating Rate) (incorporated by reference to Exhibit 4(a) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)
4(g)	Amended and Restated Interest Calculation Agreement between Union Planters Bank, National Association and Bank One Trust Company, N.A. (successor to The First National Bank of Chicago) for the Bank Note Program (incorporated by reference to Exhibit 4(b) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)
4(h)	Amended and Restated Administrative Procedures for use in the Bank Note Program (incorporated by reference to Exhibit 4(c) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)
4(i)	Global Senior Bank Notes (Fixed Rate) issued in the Bank Note Program on June 7, 2002 (incorporated by reference to Exhibit 4(d) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)
4(j)	Form of Indenture For Senior Debt Securities between Union Planters Corporation and J.P. Morgan Trust Company, N. A., as successor to Bank One Trust Company, N.A., As Trustee (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-3 filed by Union Planters Corporation on August 27, 2003 (Registration No. 333-108263)
4(k)	Supplemental Indenture, dated as of November 24, 2003, between Union Planters Corporation and J.P. Morgan Trust Company, National Association, As Trustee relating to the Indenture referenced in Exhibit 4(j) (incorporated by reference to Exhibit 4.20 to the Report on Form 8-K filed by Union Planters Corporation on November 26, 2003, Commission File No. 1-10160)
10(a)*	Union Planters Corporation 1983 Stock Incentive Plan as amended January 18, 1990 and approved by shareholders on April 20, 1990 (incorporated by reference to Exhibit 4(a) filed as part of Registration Statement No. 33-35928, filed July 23, 1990)
10(b)*	Union Planters Corporation 1992 Stock Incentive Plan as Amended and Restated February 19, 2002 and approved by shareholders April 18, 2002 (incorporated by reference to Exhibit 10(b) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated June 30, 2002, Commission File No. 1-10160)
10(c)*	Union Planters 1998 Stock Incentive Plan for Officers and Employees, as amended (incorporated by reference to Exhibit 10(c) to Union Planters Corporation’s Annual Report on Form 10-K dated December 31, 2002, Commission File No. 1-10160)
10(d)*	Union Planters Corporation Amended and Restated 1996 Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated September 30, 2002, Commission File No. 1-10160)
10(e)*	Deferred Compensation Agreements between Union Planters Corporation and Union Planters National Bank and certain outside directors (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K dated December 31, 1989 filed on March 26, 1990, Commission File No. 0-6919)
10(f)*	Union Planters Corporation Supplemental Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10 to the Quarterly Report on Form 10-Q dated March 31, 1995, Commission File No. 1-10160)
10(g)*	Amendment to Union Planters Corporation Supplemental Executive Retirement Plan for Executive Officers (incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q dated March 31, 1997, Commission File No. 1-10160)
10(h)*	Amended and Restated Trust Under Union Planters Corporation Supplemental Executive Retirement for Certain Executive Officers (incorporated by reference to Exhibit 10(a) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(i)*	Trust Under Union Planters Corporation Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10(m) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(j)*	Amendment to Trust Under Union Planters Corporation Deferred Compensation Plan for Executives (incorporated by reference to Exhibit 10(n) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(k)*	Amended Executive Financial Service Plan 2000 (incorporated by reference to Exhibit 10(bb) to Union Planters Corporation’s Form 10-K dated December 31, 2001, Commission File No. 1-10160)
10(l)*	Union Planters Corporation Executive Performance Goals for Restricted Stock Awards (incorporated by reference to Exhibit 10(gg) to Union Planters Corporation’s Form 10-K dated December 31, 2000, Commission File No. 1-10160)
10(m)*	Union Planters Corporation 2002 Senior Management Performance Incentive Plan (incorporated by reference to Exhibit 10(a) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated June 30, 2002, Commission file No. 1-10160)

i

10(n)*	Amended and Restated Employment Agreement between Union Planters Corporation and Jackson W. Moore, dated April 17, 1997 (incorporated by reference to Exhibit 10(B) to Union Planters Corporation’s Form 10-Q dated March 31, 1997, Commission File No. 1-10160)
10(o)*	Amendment Number One to the Amended and Restated Employment Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of September 26, 2000 (incorporated by reference to Exhibit 10(cc) to Union Planters Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-10160)
10(p)*	Amendment to the Amended and Restated Employment Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of January 22, 2004 (filed herewith)
10(q)*	Union Planters Corporation Supplemental Executive Retirement Agreement with Jackson W. Moore, dated February 23, 1995 (incorporated by reference to Exhibit 10(e) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(r)*	Amendment to Union Planters Corporation Supplemental Executive Retirement Agreement with Jackson W. Moore, dated as of April 17, 1997 (incorporated by reference to Exhibit 10(f) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(s)*	Amendment No. 2 to Union Planters Corporation Supplemental Executive Retirement Agreement with Jackson W. Moore, dated as of August 31, 1999 (incorporated by reference to Exhibit 10(g) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(t)*	Amendment Number Three to the Supplemental Executive Retirement Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of January 22, 2004 (filed herewith)
10(u)*	Letter Agreement regarding the Supplemental Executive Retirement Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of January 22, 2004 (filed herewith)
10(v)*	Union Planters Corporation Supplemental Executive Retirement Agreement with M. Kirk Walters (incorporated by reference to Exhibit 10(h) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(w)*	Amendment to Union Planters Corporation Supplemental Executive Retirement Agreement with M. Kirk Walters (incorporated by reference to Exhibit 10(i) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(x)*	Amendment No. 2 to Union Planters Corporation Supplemental Executive Retirement Agreement with M. Kirk Walters (incorporated by reference to Exhibit 10(j) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(y)*	Union Planters Corporation Supplemental Executive Retirement Agreement with John W. Parker (incorporated by reference to Exhibit 10(k) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(z)*	Amendment to Supplemental Executive Retirement Agreement with John W. Parker (incorporated by reference to Exhibit 10(l) to Union Planters Corporation’s Quarterly Report on Form 10-Q dated September 30, 1999, Commission File No. 1-10160)
10(aa)*	Employment Agreement between Union Planters Corporation and Bobby L. Doxey (incorporated by reference to Exhibit 10(y) to Union Planters Corporation’s Form 10-K dated December 31, 1999, Commission File No. 1-10160)
10(bb)*	Employment Agreement between Union Planters Corporation and Alan W. Kennebeck (incorporated by reference to Exhibit 10(z) to Union Planters Corporation’s Form 10-K dated December 31, 1999, Commission File No. 1-10160)
10(cc*)	Employment Agreement between Union Planters Corporation and Adolfo Henriques (incorporated by reference to Exhibit 10(dd) to Union Planters Corporation’s Form 10-K dated December 31, 2001, Commission File No. 1-10160)
10(dd)*	Employment Agreement between Union Planters Corporation and Steven Schenck (incorporated by reference to Exhibit 10(ee) to Union Planters Corporation’s Form 10-K dated December 31, 2000, Commission File No. 1-10160)
10(ee)*	Employment Agreement between Union Planters Corporation and John V. White, (incorporated by reference to Exhibit 10(ff) to Union Planters Corporation’s Form 10-K dated December 31, 2000, Commission File No. 1-10160)
21	Subsidiaries of the Registrant (filed herewith)
23(a)	Consent of PricewaterhouseCoopers LLP (filed herewith)
23(b)	Consent of PricewaterhouseCoopers LLP (filed herewith)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K

ii