Form 10-Q
period 2004-03-31
UNION PLANTERS CORP
filed 2004-05-10
CIK 100893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _________ to ________

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common stock $5 par value	190,019,883

UNION PLANTERS CORPORATION AND SUBSIDIARIES
Form 10-Q For the Three Months Ended March 31, 2004

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,
			December 31,
	2004	2003	2003
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$741,678	$842,860	$961,986
Interest-bearing deposits at financial institutions	72,309	105,452	84,590
Federal funds sold and securities purchased under agreements to resell	10,567	43,885	699,800
Trading account assets	297,734	294,669	343,089
Loans held for resale	1,141,788	2,081,114	832,474
Available for sale securities	5,211,084	6,083,615	4,955,877
Loans:
Commercial, financial and agricultural	4,904,737	5,176,219	5,007,404
Foreign	284,223	188,366	258,713
Accounts receivable — factoring	641,566	732,154	595,337
Real estate — construction	2,343,970	2,313,278	2,304,309
Real estate — mortgage
Secured by 1-4 family residential	3,476,528	4,281,303	3,515,057
Non-farm, nonresidential properties	5,164,793	5,098,396	5,139,525
Multi-family (5 or more) residential	868,239	822,713	856,094
Secured by farmland	467,805	482,903	474,456
Home equity	2,174,520	1,674,379	2,062,582
Consumer	1,719,029	1,900,904	1,759,076
Direct lease financing	44,417	67,012	47,926

Total loans	22,089,827	22,737,627	22,020,479
Less: Unearned income	(24,539)	(23,012)	(24,442)
Allowance for losses on loans	(308,763)	(350,962)	(330,826)

Net loans	21,756,525	22,363,653	21,665,211
Mortgage servicing rights, net	324,966	240,287	352,105
Accrued interest receivable	158,467	204,454	168,418
Premises and equipment, net	494,897	532,663	513,496
Goodwill, net	743,185	743,212	743,185
Other intangibles, net	157,955	183,441	167,921
Other assets	386,809	441,523	422,577

Total assets	$31,497,964	$34,160,828	$31,910,729

Liabilities and shareholders’ equity
Deposits
Noninterest-bearing	$5,498,829	$5,109,821	$5,384,335
Time deposits of $100,000 and over	1,494,822	1,636,165	1,576,916
Other interest-bearing	15,751,107	17,797,243	16,184,933

Total deposits	22,744,758	24,543,229	23,146,184
Short-term borrowings	2,013,696	2,517,165	2,451,285
Short- and medium-term senior notes	608,176	601,300	597,892
Federal Home Loan Bank advances	428,598	959,687	428,903
Other long-term debt	1,631,270	1,201,349	1,598,405
Accrued interest, expenses and taxes	205,475	258,630	158,778
Other liabilities	759,567	789,909	463,643

Total liabilities	28,391,540	30,871,269	28,845,090

Commitments and contingent liabilities (Note 15)	—	—	—
Shareholders’ equity
Convertible preferred stock	—	10,110	9,603
Common stock, $5 par value; 300,000,000 shares authorized; 190,019,520 issued and outstanding (198,737,222 at March 31, 2003 and 188,918,687 at December 31, 2003)	950,098	993,686	944,593
Additional paid-in capital	568,889	542,265	554,722
Retained earnings	1,599,551	1,706,733	1,590,355
Unearned compensation	(41,039)	(21,603)	(36,081)
Accumulated other comprehensive income	28,925	58,368	2,447

Total shareholders’ equity	3,106,424	3,289,559	3,065,639

Total liabilities and shareholders’ equity	$31,497,964	$34,160,828	$31,910,729

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(Amounts in thousands,
	except per share data)
Interest income
Interest and fees on loans	$293,597	$342,327
Interest on available for sale securities
Taxable	44,859	51,757
Tax-exempt	4,202	8,633
Interest on deposits at financial institutions	274	452
Interest on federal funds sold and securities purchased under agreements to resell	312	155
Interest on trading account assets	1,763	2,287
Interest on loans held for resale	9,927	28,009

Total interest income	354,934	433,620

Interest expense
Interest on deposits	56,015	80,412
Interest on short-term borrowings	4,655	9,272
Interest on long-term debt	27,176	32,613

Total interest expense	87,846	122,297

Net interest income	267,088	311,323
Provision for losses on loans	62,823	48,649

Net interest income after provision for losses on loans	204,265	262,674

Noninterest income
Service charges on deposit accounts	55,624	57,722
Mortgage banking revenues, net	1,324	4,673
Factoring commissions and fees	9,787	9,900
Professional employment organization, net revenues	5,811	6,391
Bankcard transaction fees	9,577	9,683
Available for sale securities gains, net	31,861	18,956
Financial services revenues	19,514	17,734
Other income	41,912	24,467

Total noninterest income	175,410	149,526

Noninterest expense
Salaries and employee benefits	137,374	136,918
Net occupancy expense	25,630	25,743
Equipment expense	20,431	20,194
Other intangibles amortization	5,042	5,290
Other expense	88,229	81,515

Total noninterest expense	276,706	269,660

Earnings before income taxes	102,969	142,540
Income taxes	29,861	8,829

Net earnings	$73,108	$133,711

Net earnings applicable to common shares	$73,033	$133,510

Earnings per common share
Basic	$.39	$.67
Diluted	.38	.67
Dividends per common share	.33	.33
Average common shares outstanding
Basic	189,295	198,549
Diluted	191,093	200,355

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Convertible		Common					Accumulated
	Preferred Stock		Stock		Additional			Other
					Paid-in	Retained	Unearned	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Income	Total
	(Amounts in thousands)
Balance, December 31, 2003	384	$9,603	188,919	$944,593	$554,722	$1,590,355	$(36,081)	$2,447	$3,065,639
Comprehensive income
Net earnings	—	—	—	—	—	73,108	—	—	73,108
Other comprehensive income, net of taxes:
Net change in unrealized gain on available for sale securities	—	—	—	—	—	—	—	19,422	19,422
Net change in unrealized gain on cash flow hedges	—	—	—	—	—	—	—	7,056	7,056

Total comprehensive income	—	—	—	—	—	—	—	—	99,586
Dividends
Common dividends	—	—	—	—	—	(63,123)	—	—	(63,123)
Preferred dividends — Series E	—	—	—	—	—	(75)	—	—	(75)
Common stock issued under employee benefit plans, net of exchanges	—	—	441	2,205	8,667	—	(6,477)	—	4,395
Amortization of restricted stock grants	—	—	—	—	—	—	1,519	—	1,519
Conversion of preferred stock	(352)	(8,800)	660	3,300	5,500	—	—	—	—
Redemption of preferred stock	(32)	(803)	—	—	—	—	—	—	(803)
Final cash settlement for common stock previously repurchased and retired	—	—	—	—	—	(714)	—	—	(714)

Balance, March 31, 2004	—	$—	190,020	$950,098	$568,889	$1,599,551	$(41,039)	$28,925	$3,106,424

The accompanying notes are an integral part of these consolidated financial statements.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Operating activities
Net earnings	$73,108	$133,711
Reconciliation of net earnings to net cash provided by operating activities:
Provision for losses on loans	62,823	48,649
Depreciation and amortization of premises and equipment	16,907	16,580
Amortization of other intangibles	5,042	5,290
Amortization and impairment of mortgage servicing rights, net	47,505	81,802
Net amortization of available for sale securities	6,410	3,472
Net realized gains on sales of available for sale securities	(31,861)	(18,956)
Gain on sale of residential mortgage loans held for resale, net	(9,632)	(42,356)
Gain on sale and securitization of residential mortgage loans, net	(419)	—
Gain on sale of branches	(21,643)	(2,026)
Deferred income tax benefit	(2,468)	(3,995)
(Increase) decrease in trading account assets and loans held for resale	(255,814)	363,193
Decrease (increase) in other assets	86,789	(88,756)
Net increase in accrued interest, expenses, taxes and other liabilities	40,629	4,003
Other, net	1,519	643

Net cash provided by operating activities	18,895	501,254

Investing activities
Net decrease in short-term investments	12,281	10,756
Proceeds from sales of available for sale securities	1,098,567	748,106
Proceeds from maturities, calls and prepayments of available for sale securities	230,693	807,564
Purchases of available for sale securities	(1,226,120)	(2,371,948)
Net increase in loans	(322,552)	(24,291)
Proceeds from whole loan sales and securitizations of residential mortgages	24,458	—
Purchases of premises and equipment	(3,839)	(10,260)
Proceeds from sales of premises and equipment	498	518

Net cash used by investing activities	(186,014)	(839,555)

Financing activities
Net (decrease) increase in deposits	(178,254)	1,194,541
Net decrease in short-term borrowings	(437,589)	(1,122,918)
Repayment of long-term debt	(307)	(25,344)
Net cash paid for sales of deposits	(66,521)	(16,106)
Net cash received from deposits assumed	—	37,286
Proceeds from sale of subsidiary stock, net	—	86,893
Proceeds from issuance of common stock	4,161	6,855
Final cash settlement for common stock previously repurchased and retired	(714)	—
Cash dividends	(63,198)	(66,308)

Net cash (used) provided by financing activities	(742,422)	94,899

Net decrease in cash and cash equivalents	(909,541)	(243,402)
Cash and cash equivalents at the beginning of the period	1,661,786	1,130,147

Cash and cash equivalents at the end of the period	$752,245	$886,745

Supplemental disclosures
Cash paid for
Interest	$88,362	$127,328
Income taxes	2,319	408
Non-cash items
Unrealized gain on available for sale securities at period-end	31,562	92,690
Unrealized gain on cash flow hedges at period-end	14,406	—
Purchases of available for sale securities, pending settlement at period-end	303,200	305,344
Transfers to other real estate from loans	29,156	35,788
Transfers to loans held for resale from loans	187,861	—

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

The accounting policies followed by Union Planters Corporation and its subsidiaries (collectively, Union Planters or the Company) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting, except for newly issued accounting pronouncements discussed below. The notes included herein should be read in conjunction with Union Planters’ 2003 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the 2004 financial reporting presentation.

In the second quarter of 2003, Union Planters began netting amortization and impairment expense associated with mortgage servicing rights (MSRs) against mortgage banking revenues in the Consolidated Statement of Earnings. This classification is more consistent with prevailing practice in the banking industry. All prior periods have been adjusted to conform with this presentation.

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

Stock-Based Compensation. Union Planters has currently elected not to adopt the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires a fair-value based method of accounting for stock options and similar equity awards. As permitted under SFAS No. 123, Union Planters continues to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plans and, accordingly, does not recognize compensation cost, except for stock grants. Had compensation cost for Union Planters stock option plans been consistently expensed based on fair value at the grant date for awards under the methodology prescribed under SFAS No. 123, Union Planters’ net income and earnings per share would have been reduced as shown in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions during the quarters ended March 31, 2004 and 2003, respectively: expected dividend yield of 4.19% and 4.59%; expected volatility of 25.14% and 26.79%; risk-free interest rate of 2.64% and 2.16%; and an expected life of 2.3 years for both periods. Forfeitures are recognized as they occur.

	Three Months Ended March 31,
	2004	2003
	(Dollars in millions,
	except per share data)
Weighted average fair value per share, at grant date	$3.90	$4.19

Net earnings — as reported	$73.1	$133.7
Less: Total stock-based employee compensation expense determined under fair value-based method, net of tax benefit	3.6	3.0

Net earnings — pro-forma	$69.5	$130.7

Earnings per share — as reported
Basic (1)	$.39	$.67
Diluted	.38	.67
Earnings per share — pro-forma
Basic (1)	.37	.66
Diluted	.36	.65

(1)	For the purpose of calculating basic earnings per share, net earnings is adjusted by the dividend on preferred stock, which was approximately $.06 million in 2004 and $.20 million in 2003.

Recent Accounting Pronouncements

Interest Rate Lock Commitments. The United States Securities and Exchange Commission (SEC) recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC’s position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. SAB No. 105 must be implemented for loan commitments entered into on or after April 1, 2004. The adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Consolidation of Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The Company adopted FIN No. 46 on July 1, 2003 and as a result, deconsolidated Union Planters Capital Trust A (the UPC Trust). The sole assets of the UPC Trust are 8.20% Junior Subordinated Deferrable Interest Debentures of Union Planters Corporation (the Junior Subordinated Debentures). The UPC Trust’s liabilities are primarily represented by 8.20% Trust Preferred Securities, which have previously been included in other long-term debt in the Union Planters Consolidated Balance Sheet. Under FIN No. 46, the Junior Subordinated Debentures, which are substantially equal in amount to the Trust Preferred Securities, cease to be eliminated in consolidation and are included in other long-term debt in the Union Planters Consolidated Balance Sheet as of March 31, 2004. The Trust Preferred Securities presently qualify as Tier 1 regulatory capital and are reported in Federal Reserve regulatory reports as a minority interest in a consolidated subsidiary. The Junior Subordinated Debentures do not qualify as Tier 1 regulatory capital. The Federal Reserve Board has reached no final conclusion on the continued qualification of Trust Preferred Securities but has indicated that until further notice, Trust Preferred Securities will continue to count as Tier 1 regulatory capital. Should the Federal Reserve Board reach a conclusion that Trust Preferred Securities no longer included on the Consolidated Balance Sheet would cease to qualify as Tier 1 regulatory capital, Union Planters’ Tier 1 regulatory capital would be reduced by approximately $200 million.

Note 2. Available for Sale Securities

The following is a summary of Union Planters’ available for sale securities:

		Unrealized
	Amortized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
March 31, 2004
U.S. Government and federal agencies
U.S. Treasury	$681,712	$2,073	$689	$683,096
U.S. Government agencies
Collateralized mortgage obligations	858,633	3,892	5,346	857,179
Mortgage-backed	1,272,159	8,947	8,170	1,272,936
Other	1,052,657	2,928	3,739	1,051,846

Total U.S. Government and federal agencies	3,865,161	17,840	17,944	3,865,057
Obligations of states and political subdivisions.	193,244	8,700	30	201,914
Collateralized mortgage obligations	634,525	22,134	2,682	653,977
Other stocks and securities	486,592	3,670	126	490,136

Total available for sale securities	$5,179,522	$52,344	$20,782	$5,211,084

December 31, 2003
U.S. Government and federal agencies
U.S. Treasury	$71,921	$1,462	$36	$73,347
U.S. Government agencies
Collateralized mortgage obligations	900,831	1,754	11,143	891,442
Mortgage-backed	1,181,765	7,734	19,471	1,170,028
Other	1,075,082	3,250	17,671	1,060,661

Total U.S. Government and federal agencies	3,229,599	14,200	48,321	3,195,478
Obligations of states and political subdivisions.	384,020	22,230	40	406,210
Collateralized mortgage obligations	1,019,691	12,979	2,003	1,030,667
Other stocks and securities	320,701	3,130	309	323,522

Total available for sale securities	$4,954,011	$52,539	$50,673	$4,955,877

Available for sale securities having a fair value of approximately $2.2 billion at March 31, 2004 and $1.9 billion at December 31, 2003 were pledged to secure public and trust funds on deposit, securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances.

Included in available for sale securities is $289.6 million and $285.2 million of FHLB and Federal Reserve Bank stock at March 31, 2004 and December 31, 2003, respectively, for which there is no readily determinable market value.

The following table presents the gross realized gains and losses on available for sale securities for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Realized gains	$31,861	$19,408
Realized losses	—	(452)

The losses during the first quarter of 2003 are related to interest only strips arising from Union Planters’ sales and securitizations of mortgage loans, which had an other than temporary decline in value due to increased prepayment speeds on the underlying mortgages that were accounted for as a realized loss.

Note 3. Allowance for Losses on Loans and Nonperforming Loans

The changes in the allowance for losses on loans for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$330,826	$350,931
Provision for losses on loans	62,823	48,649
Recoveries of loans previously charged off	9,848	9,094
Loans charged off	(50,104)	(57,712)
Write-downs arising from transfers of loans to loans held for resale and sale of loans	(44,630)	—

Ending balance	$308,763	$350,962

During the first quarter of 2004, management wrote down the allowance for losses on loans by $43.9 million as the result of a decision to sell a $235.2 million portfolio of brokered home equity and rental car fleet loans. A $25.8 million charge to the provision for losses on loans was also required to write the portfolio down to fair value prior to completing the transfer to loans held for resale. The charge was required because the change in intent with regard to the loans from holding them to maturity to holding them for resale results in the loans being accounted for at the lower of cost or fair value rather than at historical cost. Under Generally Accepted Accounting Principles, the difference between cost and the lower fair value is charged to the provision for losses on loans, with any future write-downs charged to noninterest expense.

Nonperforming loans are summarized as follows:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$195,204	$209,455
Restructured loans	298	302

Total nonperforming loans	$195,502	$209,757

Note 4. Mortgage Servicing Rights

Union Planters acted as servicing agent on behalf of others for residential mortgage loans totaling approximately $24.3 billion at March 31, 2004, compared to $24.7 billion at December 31, 2003. The principal balances of loans serviced for others are not included in Union Planters’ Consolidated Balance Sheet. The following table presents a reconciliation of the changes in MSRs and the related valuation allowance:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Mortgage Servicing Rights, Net
Beginning balance	$352,105	$264,295
Capitalization of mortgage servicing rights	20,366	57,794
Amortization of mortgage servicing rights	(14,852)	(10,267)
Recognition of permanent impairment	(13,499)	—
Change in valuation allowance	(19,154)	(71,535)

Ending balance	$324,966	$240,287

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Valuation Allowance
Beginning balance	$19,753	$12,297
Recognition of permanent impairment	(13,499)	—
Provision for impairment	32,653	71,535

Ending balance	$38,907	$83,832

During the first quarter of 2004, Union Planters recorded a permanent impairment of MSRs of $13.5 million, which reduced both the gross carrying value and associated valuation allowance of the MSRs. This write-down had no impact on the Consolidated Statement of Earnings in the current year but will result in a reduction of MSRs amortization expense in future periods.

The estimated fair value of MSRs at March 31, 2004 was $325.4 million. Significant assumptions utilized in estimating the fair value were as follows:

Estimated portfolio prepayment speeds	14.8% - 34.0% CPR
Market discount rates	9.3% - 12.1%
Weighted average discount rate	9.71%

The significant assumptions above directly relate to and move in concert with mortgage interest rates. In the view of management, in order to understand the hypothetical effect on the fair value of the MSRs as a result of unfavorable variations in the significant assumptions, it is necessary to measure the effect that would result from a decline in mortgage interest rates. At March 31, 2004, the reduction in the current fair value of MSRs resulting from an immediate 50 and 100 basis point decline in mortgage interest rates would be approximately $45.7 million and $101.4 million, respectively. The actual decline in fair value related to decreased mortgage interest rates could differ significantly from this estimate due to the propensity of borrowers to refinance in light of the remaining life and unpaid principal balance of their existing mortgage loan and the costs related to refinancing.

Note 5. Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, most goodwill is no longer subject to amortization but is assessed at least annually for impairment. The carrying value of goodwill not subject to amortization was $743.2 million at March 31, 2004, December 31, 2003 and March 31, 2003. At each of these dates, $70.5 million of the goodwill was in the “other operating units” line of business, with the remainder in the “banking” line of business.

Union Planters’ other intangible assets are core deposit intangibles acquired through bank acquisitions and other unidentified intangibles arising from branch purchases and are subject to amortization periods up to 15 years with no residual value. The gross amount of other intangible assets was $309.2 million at March 31, 2004 and $316.3 million at December 31, 2003 and March 31, 2003 with accumulated amortization of $151.2 million, $148.4 million and $132.9 million, respectively. Branches sold during the first quarter of 2004 resulted in the release of gross intangible assets of $7.1 million along with associated accumulated amortization of $2.3 million. All other intangibles are in the “banking” line of business. The weighted average amortization period is 164.9 months. Amortization expense over the next five years on current other intangibles is expected to be:

(Dollars in thousands)
Total	2004	$21,491
	2005	21,383
	2006	21,202
	2007	19,150
	2008	16,999

Note 6. Borrowings

Short-Term Borrowings

Short-term borrowings include short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings. Short-term FHLB advances are borrowings from the FHLB, which are collateralized by mortgage-backed securities and mortgage loans. Federal funds purchased arise from Union Planters’ market activity with its correspondent banks with maturities ranging up to 180 days; the majority mature in one business day. Securities sold under agreements to repurchase are collateralized by U.S. Government and agency securities.

Short-term borrowings are summarized as follows:

	March 31,
			December 31,
	2004	2003	2003
	(Dollars in thousands)
Balances at period-end
Federal funds purchased with maturities ranging up to 180 days	$682,050	$1,168,656	$327,994
Securities sold under agreements to repurchase	1,199,001	1,294,096	1,323,749
Other short-term borrowings	132,645	54,413	799,542

Total short-term borrowings	$2,013,696	$2,517,165	$2,451,285

Federal funds purchased and securities sold under agreements to repurchase
Year-to-date daily average balance	$1,938,704	$2,547,340	$2,271,060
Weighted average interest rate	.84%	1.09%	1.27%
Short-term FHLB advances
Year-to-date daily average balance	$31,868	$456,667	$478,412
Weighted average interest rate	1.03%	1.28%	1.58%

Short- and Medium-Term Senior Notes

At March 31, 2004, March 31, 2003 and December 31, 2003, there were $600 million, 5.125% fixed-rate Medium-term Subordinated Notes outstanding that mature in June 2007.

Long-term Federal Home Loan Bank Advances

Certain of Union Planters’ banking and thrift subsidiaries had outstanding advances with original maturity dates of greater than one year from the FHLB under Blanket Agreements for Advances and Security Agreements (the Agreements). The Agreements enable these subsidiaries to borrow funds from the FHLB to fund mortgage loan programs and to satisfy certain other funding needs. The value of the mortgage-backed securities and mortgage loans pledged under the Agreements must be maintained at not less than 115% and 150%, respectively, of the outstanding advances. At March 31, 2004, Union Planters had an adequate amount of mortgage-backed securities and loans to satisfy the collateral requirements. A summary of the advances is as follows:

	March 31,
			December 31,
	2004	2003	2003
	(Dollars in thousands)
Balance at period-end	$428,598	$959,687	$428,903
Range of interest rates	1.75% - 6.55%	1.35% - 6.55%	1.75% - 6.55%
Range of maturities	2004-2021	2003-2021	2004-2021

Other Long-Term Debt

Union Planters’ other long-term debt is summarized as follows. Reference is made to Note 9 to the consolidated financial statements in Union Planters’ 2003 Annual Report on Form 10-K for additional information regarding these borrowings.

	March 31,
			December 31,
	2004	2003	2003
	(Dollars in thousands)
Obligations for Trust Preferred Securities, represented by 8.20% Junior Subordinated Debentures beginning July 1, 2003 and by 8.20% Trust Preferred Securities prior to that date	$205,356	$199,159	$205,347
6.25% Subordinated Notes due 2003	—	74,470	—
6.75% Subordinated Notes due 2005	99,906	99,847	99,891
7.75% Subordinated Notes due 2011	499,378	499,287	499,355
4.375% Subordinated Notes due 2010	496,476	—	496,344
6.50% Putable/Callable Subordinated Notes due 2018	301,036	301,417	301,131
Variable-rate asset-backed certificates	—	16,667	—
Other long-term debt	183	661	185
Valuation adjustments related to hedging activities	28,935	9,841	(3,848)

Total other long-term debt	$1,631,270	$1,201,349	$1,598,405

Note 7. Shareholders’ Equity

Common Stock

Union Planters has been authorized by its Board of Directors (Board) to repurchase shares of its common stock from time-to-time, and currently has remaining authorization from the Board to repurchase approximately 24.7 million shares of the Company’s common stock.

Preferred Stock

During the first quarter of 2004, Union Planters announced its intention to redeem all outstanding shares of its convertible Series E Preferred stock. All shares that were not converted prior to March 31, 2004 were redeemed at par. The result was the conversion of 352,012 shares and the redemption of 32,107 shares not converted prior to the announced redemption date.

Union Planters’ outstanding preferred stock, all of which is convertible into shares of Union Planters’ common stock, is summarized as follows:

	March 31,
			December 31,
	2004	2003	2003
	(Dollars in thousands)
Preferred stock, without par value, 10,000,000 shares authorized
Series E, 8% cumulative, convertible, preferred stock (stated at liquidation value of $25 per share) 0 shares issued and outstanding (404,391 at March 31, 2003 and 384,119 at December 31, 2003)	$—	$10,110	$9,603
Series F preferred stock, 300,000 shares authorized, none issued	—	—	—

Total preferred stock	$—	$10,110	$9,603

Note 8. Preferred Stock of Subsidiary

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

Note 9. Other Noninterest Income and Expense

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Other noninterest income
Merchant services income	$461	$1,418
Profits and commissions from Small Business Administration trading activities	2,025	1,108
Letters of credit fees	2,361	2,741
Other real estate income	726	1,285
Net gain on sales of branches/deposits and other assets	21,121	2,026
Earnings of equity method investments	1,125	1,814
Other income	14,093	14,075

Total other noninterest income	$41,912	$24,467

Other noninterest expense
Communications	$6,987	$7,042
Other contracted services	8,048	10,686
Postage and carrier	5,802	6,374
Advertising and promotion	5,354	8,920
Stationery and supplies	4,143	4,185
Other personnel services	3,627	4,097
Legal fees and litigation expense	4,342	2,647
Travel	2,234	2,345
Miscellaneous charge-offs	4,563	4,620
Federal Reserve fees	1,199	1,501
Taxes other than income	1,347	587
Accounting, tax and audit fees	363	765
Consultant fees	3,878	2,006
Brokerage and clearing fees on trading activities	1,892	1,322
Other real estate expense	3,668	1,792
FDIC insurance	887	925
Dues, subscriptions and contributions	891	935
Bank examiner fees	922	996
Insurance	2,902	1,987
Credit related expenses	9,594	10,620
Dividends on preferred stock of consolidated subsidiaries	1,938	—
Expense related to investment in a pass-through entity	8,266	—
Other noninterest expense	5,382	7,163

Total other noninterest expense	$88,229	$81,515

Note 10. Income Taxes

Applicable income taxes for the three months ended March 31, 2004 were $29.9 million, resulting in an effective tax rate of 29.00%. Applicable income taxes for the same period in 2003 were $8.8 million, resulting in an effective tax rate of 6.19%. During the first quarter of 2003, the Company recorded current federal tax benefits of $25.0 million related to the completion of a transaction designed to raise Tier 1 capital through the issuance of preferred stock and $11.0 million related to a reversal of a previously established tax liability, that was no longer required. During the first quarter of 2004, the Company made an investment in a pass-through entity that generates tax credits that can be used to offset federal income tax. The first quarter 2004 effective tax rate reflects a reduction of $10.4 million in tax expense ($7.5 million in tax credits and $2.9 million in benefit from the $8.3 million cost (expense) of the credits) arising from this investment. The cost of the investment is included in noninterest expense.

At March 31, 2004, the Company had a net deferred tax liability of $19.6 million. This compares to a net deferred tax liability of $13.0 million at December 31, 2003. The tax expense applicable to available for sale securities gains for the three months ended March 31, 2004 and 2003 was $11.9 million and $6.8 million, respectively.

Note 11. Other Comprehensive Income

The following table presents a reconciliation of the net change in unrealized gains (losses) on available for sale securities and cash flow hedges for the three months ended March 31, 2004:

	Before Tax	Tax	Net of Tax
	Amount	Expense	Amount
	(Dollars in thousands)
Change in the unrealized gains (losses) on available for sale securities arising during the period	$61,557	$(22,218)	$39,339
Less: Reclassification for gains (losses) on available for sale securities included in net earnings	31,861	(11,944)	19,917

Net change in the unrealized gains (losses) on available for sale securities	$29,696	$(10,274)	$19,422

Change in unrealized gains (losses) on cash flow hedges	$13,093	$(5,093)	$8,000
Less: Reclassification for gains (losses) on cash flow hedges included in net earnings	1,545	(601)	944

Net change in the unrealized gains (losses) on cash flow hedges	$11,548	$(4,492)	$7,056

Note 12. Earnings Per Share

The calculation of earnings per share is summarized as follows:

	Three Months Ended
	March 31,
	2004	2003
	(amounts in thousands,
	except per share data)
Basic:
Net earnings	$73,108	$133,711
Less: Preferred dividends	75	201

Net earnings applicable to common shares	$73,033	$133,510

Average common shares outstanding	189,295	198,549

Earnings per common share-basic	$0.39	$0.67

Diluted:
Net earnings	$73,108	$133,711

Average common shares outstanding	189,295	198,549
Stock option adjustment	1,214	1,045
Preferred stock adjustment	584	761

Average common shares outstanding, adjusted	191,093	200,355

Earnings per common share-diluted	$0.38	$0.67

Excluded from the computation of diluted shares were options to purchase 7.2 million and 4.8 million shares that were outstanding at March 31, 2004 and 2003, respectively, because the exercise price of these options was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Note 13. Derivative Financial Instruments

Union Planters uses derivative financial instruments to manage risk associated with certain assets and liabilities and provide customers with products that meet their business requirements.

Asset and Liability Management Positions

Fair Value Hedges. To mitigate interest rate risk associated with certain deposits and debt, Union Planters has entered into interest rate swap agreements that qualify as fair value hedges. The swaps and the related debt are reported on the Consolidated Balance Sheet at current fair value at the end of each period. The changes in fair value of both the hedged item and the swap along with the net interest income or expense on the swap are netted against the interest expense related to the hedged item in the Consolidated Statement of Earnings.

The Company is also exposed to credit and interest-rate risk related to its mortgage inventory from the time a loan is closed until completion of normal post-closing review and the subsequent sale of the loan, normally 60 to 90 days. To mitigate interest rate risk associated with mortgage activities, Union Planters enters into mandatory short-term forward contracts, which are contracts for delayed delivery of mortgages in which the Company agrees to make delivery at a specified future date of a specified instrument at a specified price or yield. Risks arise from the possible inability of the counterparties to meet the terms of their contracts and from market movements in securities values and interest rates. These derivative financial instruments are associated with closed loans pending review and sale in fair value hedging relationships to reduce interest rate risk exposure. The fair value adjustment to loans held for resale as a result of these hedging relationships was $5.3 million at March 31, 2004, compared to $6.8 million at December 31, 2003.

The ineffective portion of all fair value hedges had an immaterial impact on interest expense during the three month periods ended March 31, 2004 and March 31, 2003.

Cash Flow Hedges. Union Planters enters into interest rate swap agreements to hedge the variability of future cash flows associated with certain variable-rate loans. At March 31, 2004, an unrealized gain, net of taxes, of $8.8 million was recorded in accumulated other comprehensive income for the effective portion of changes in the fair value of derivatives designated as cash flow hedges. The reclassification from accumulated other comprehensive income to interest income will occur as interest income is accrued on the underlying loans. Net gains of approximately $950,000 were reclassified to interest income during the three months ended March 31, 2004. There were no net gains reclassified during the three months ended March 31, 2003 as these agreements were not entered into until after that date. Based on current market conditions, it is expected that $9.4 million of gross unrealized gains in accumulated other comprehensive income at March 31, 2004 will be reclassified to interest income over the next 12 months. The change in fair value attributable to hedge ineffectiveness and recorded directly to earnings during the three-month period ended March 31, 2004 was not material.

Other Asset and Liability Management Derivative Positions. The Company’s mortgage commitment pipeline is exposed to interest rate risk associated with interest rate lock commitments (IRLCs) extended to individuals who have applied for loan funding and meet certain defined credit and underwriting criteria. IRLCs are considered derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are recorded at fair value, with changes in value recorded in current earnings. In addition to the mandatory forward contracts designated in fair value hedging relationships of loans held for resale, Union Planters also enters into both mandatory and optional short-term forward contracts to mitigate interest rate risk associated with IRLCs. (Losses) gains on IRLCs and related derivative contracts totaled a net amount of ($2.0) million during the first three months of 2004, compared to $4.8 million during the first three months of 2003.

Union Planters also enters into various derivative instruments to offset changes in fair value of its MSRs portfolio. These derivative instruments are marked-to-market and recorded as a component of mortgage banking revenues. Typical derivative instruments used by Union Planters may include interest rate swaps, swaptions, caps and floors. The gain recorded in association with these derivative instruments during the three months ended March 31, 2004 totaled approximately $760,000. These derivative positions were closed-out during the first quarter of 2004 resulting in the receipt of $46.5 million, which includes the return of the initial investment. There was no gain or loss during the three months ended March 31, 2003.

Summary information for all derivative financial instruments follows:

	March 31, 2004			March 31, 2003			December 31, 2003
		Derivative			Derivative			Derivative
	Notional			Notional			Notional
	Value	Asset	Liability	Value	Asset	Liability	Value	Asset	Liability
	(Dollars in thousands)
Fair Value Hedges
Forward contracts (loans held for resale)	$874,262	$—	$(5,279)	$1,779,027	$—	$(27,610)	$748,004	$—	$(6,766)
Interest rate swaps (deposits)	150,000	5,470	—	150,000	5,065	—	150,000	3,590	—
Interest rate swaps (long-term debt)	1,785,000	38,723	—	1,785,000	14,447	(1,186)	1,785,000	7,300	(11,542)
Cash Flow Hedges
Interest rate swaps (loans)	825,000	14,517	—	—	—	—	825,000	3,248	(11)
Other Derivative Instruments
Interest rate locks	975,458	—	(1,821)	1,700,421	20,663	—	507,540	749	—
Forward contracts	954,738	—	(540)	1,583,973	147	—	392,246	—	(1,254)
Options on forward contracts	270,000	—	—	140,000	156	—	140,000	194	—
Swaptions	—	—	—	—	—	—	2,850,000	45,763	—

Note 14. Line of Business Reporting

	Three Months Ended March 31, 2004
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
	(Dollars in thousands)
Net interest income (expense)	$242,537	$21,071	$11,294	$(7,814)	$267,088
Provision for losses on loans	(25,485)	(21,445)	(15,893)	—	(62,823)
Noninterest income (1)	131,799	5,577	37,613	421	175,410
Noninterest expense	(207,742)	(31,932)	(34,009)	(3,023)	(276,706)

Earnings (loss) before taxes (1)	$141,109	$(26,729)	$(995)	$(10,416)	$102,969

Average assets	$26,091,495	$2,787,599	$1,245,534	$1,149,181	$31,273,809

	Three Months Ended March 31, 2003
			Other
		Mortgage	Operating	Parent	Consolidated
	Banking	Banking	Units	Company	Total
	(Dollars in thousands)
Net interest income (expense)	$272,863	$34,662	$12,940	$(9,142)	$311,323
Provision for losses on loans	(31,400)	(6,299)	(10,950)	—	(48,649)
Noninterest income (1)	132,826	(20,070)	36,754	16	149,526
Noninterest expense	(194,615)	(36,323)	(35,978)	(2,744)	(269,660)

Earnings (loss) before taxes (1)	$179,674	$(28,030)	$2,766	$(11,870)	$142,540

Average assets	$27,499,059	$3,573,735	$1,295,178	$864,026	$33,231,998

(1)	Parent company noninterest income and earnings before income taxes are net of the intercompany dividend eliminations of $107.1 million and $461.6 million for the three months ended March 31, 2004 and 2003, respectively.

Note 15. Contingent Liabilities

Union Planters and/or its subsidiaries are parties to various legal proceedings that have arisen in the ordinary course of business and are parties to various pending civil actions, all of which are being defended vigorously. Certain proceedings previously outstanding have been subsequently settled within previously estimated amounts. While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that neither Union Planters’ financial position, results of operations nor liquidity will be materially adversely affected by the ultimate resolution of pending or threatened legal proceedings. Activity affecting the Company’s litigation reserve (i.e., provision for losses and settlement of claims) was not material to the Company’s operations for the three months ended March 31, 2004 or 2003. Reference is made to Part II Item 1 for a discussion of legal proceedings.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following provides a narrative discussion and analysis of significant changes in Union Planters’ results of operations and financial condition. This discussion should be read in conjunction with the notes to the consolidated financial statements included in Union Planters’ 2003 Annual Report on Form 10-K, the interim unaudited consolidated financial statements and notes for the three months ended March 31, 2004 included in Part I hereof and the supplemental financial data included in this discussion.

Cautionary Statement Regarding Forward-Looking Information

This discussion contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). Certain sections that follow contain forward-looking statements regarding: net interest income, income taxes, provision for losses on loans, noninterest income, noninterest expense, insurance expense, loans, potential problem loans and interest rate risk, as well as market risk and asset/liability management in Item 3 and legal proceedings in Part II, Item 1. Forward-looking statements are not based on historical information, but rather are related to future operations, strategies, financial results or other developments. The words “anticipate,” “project,” “expect,” “believe,” “intend,” “estimate,” “should,” “is likely,” “target” and other expressions that indicate future events and trends identify forward-looking statements. Forward-looking statements are based on management’s expectations as well as certain assumptions and estimates made by, and information available to, management at the time the statements are made. Examples of factors that could cause future results to vary from current management expectations include the following: the timing and amount of interest rate movements (which can have a significant impact on a financial institution); effects of changes in general economic conditions, as well as economic conditions in markets in which Union Planters conducts business and the impact in the United States of America of hostilities abroad; market and monetary fluctuations and uncertainties in the financial markets; inflation; competition within and outside the financial services industry; technology; risks inherent in originating loans, including prepayment risks, fluctuations in collateral values and changes in customer profiles; loan loss experience, the rate of loan charge-offs, the level of the provision for losses on loans and the receipt of information subsequent to the reporting date impacting the collectability of loans; and changes in enacted tax laws and regulations and accounting principles. Additionally, the policies of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (Federal Reserve), and insurance and securities regulatory agencies, unanticipated regulatory and judicial proceedings, unanticipated results in pending litigation or Internal Revenue Service examinations, changes in the laws, regulations and regulatory policies applicable to Union Planters and its subsidiaries, and Union Planters’ success in executing its business plans and strategies and managing the risks involved in the foregoing, could cause actual results to differ materially from current expectations. Union Planters assumes no obligation to update any forward-looking statements that are made from time to time.

Selected Financial Data

The following table presents selected financial data for the three-month periods ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
			Percentage
	2004	2003	Change
	(Dollars in thousands, except per share data)
Net earnings	$73,108	$133,711	(45.3)%
Per share
Basic	.39	.67	(41.8)
Diluted	.38	.67	(43.3)
Return on average assets	.94%	1.63%
Return on average common equity	9.58	17.08
Dividends per common share	$.33	$.33
Net interest margin (FTE)	3.82%	4.24%
Net interest spread (FTE)	3.48	3.86
Book value per common share at period-end	$16.35	$16.50
Leverage ratio	8.01%	8.00%
Tier 1 Capital to risk-weighted assets	9.74	10.04
Common share prices
High closing price	$32.67	$29.90
Low closing price	28.84	26.24
Closing price at period-end	29.85	26.29

FTE = Fully taxable-equivalent basis

Net interest margin = Net interest income (FTE) as a percentage of average earning assets

Net interest spread = Difference in the FTE yield on average earning assets and the rate on average interest-bearing liabilities

FIRST QUARTER EARNINGS OVERVIEW

For the first quarter of 2004, Union Planters reported net earnings of $73.1 million, or $.38 per diluted common share, compared with $133.7 million, or $.67 per diluted common share, for the same period in 2003. These earnings represented annualized returns on average assets and average common equity of ..94% and 9.58%, respectively, compared to 1.63% and 17.08%, respectively, for the same period in 2003.

EARNINGS ANALYSIS

Net Interest Income

Fully taxable-equivalent net interest income for the first quarter of 2004 was $270.2 million, a decrease of $46.6 million from the same quarter last year. The net interest margin for the first quarter of 2004 was 3.82%, which compares to 4.24% for the first quarter of 2003. The net interest rate spread was 3.48% for the first quarter of 2004, which compares to 3.86% for the first quarter of 2003. Changes in net interest income and the net interest margin since the first quarter of 2003 are the result of lower yields on earning assets. The declining yields are due to lower interest rates, customer-driven refinancing of loans exceeding the favorable impact of lower funding rates, a decline in average loans held for resale, a change in the asset mix and management’s continued efforts to lower the risk profile of the loan portfolio. Refer to Union Planters’ average balance sheet and Market Risk and Asset/Liability Management section in Item 3, which follow this discussion, for additional information regarding the changes in net interest income and balance sheet management initiatives.

Interest Income

The following table presents a breakdown of average earning assets:

	Three Months Ended
	March 31,		December 31,
	2004	2003	2003
	(Dollars in billions)
Average earning assets	$28.5	$30.3	$28.6
Comprised of:
Loans	78%	75%	78%
Available for sale securities	18	17	16
Loans held for resale	3	7	4
Other earning assets	1	1	2
Fully taxable-equivalent yield on average earning assets	5.06%	5.87%	5.15%

Fully taxable-equivalent interest income decreased $81.1 million for the first quarter of 2004 compared to the same period in 2003. This decline was partially attributable to a decrease in the average yield on earning assets from 5.87% to 5.06%. The declining yield is largely the result of declines in market interest rates and the continued run-off of selected loan products that do not meet the risk-adjusted returns targeted by management. An additional factor in the decline of interest income was a $1.9 billion decrease in average earning assets, primarily loans held for resale and mortgage loans secured by 1-4 family residential property. Mortgage loan balances were down as the result of the decrease in mortgage loan production from $3.9 billion during the first quarter of 2003 to $2.0 billion during the first quarter of 2004. Refer to the Market Risk and Asset/Liability Management discussion in Item 3 for additional information regarding balance sheet management initiatives, changes in interest rates and how the Company is positioned to respond to the changes.

Interest Expense

The following table presents a breakdown of average interest-bearing liabilities:

	Three Months Ended
	March 31,		December 31,
	2004	2003	2003
	(Dollars in billions)
Average interest-bearing liabilities	$22.4	$24.7	$22.5
Comprised of:
Deposits	78%	75%	80%
Short-term borrowings	10	13	9
Federal Home Loan Bank advances and long-term debt	12	12	11
Rate paid on average interest-bearing liabilities	1.57%	2.01%	1.59%

Interest expense decreased $34.5 million in the first quarter of 2004 compared to the same quarter last year. This decrease was driven by a decline in the average rate paid for interest-bearing liabilities from 2.01% to 1.57%, which primarily resulted from the decline in market interest rates. An additional factor in the interest expense decrease was a $2.3 billion decline in average interest-bearing liabilities.

Provision for Losses on Loans

The provision for losses on loans for the first quarter of 2004 was $62.8 million, or 1.14% of average loans on an annualized basis. This compares to $48.6 million, or .87% of average loans, for the first quarter of 2003. The higher provision for losses on loans in 2004 is attributable to a charge of $25.8 million incurred as a result of the decision to sell a $235.2 million portfolio of brokered home equity and rental car fleet loans. The charge was required because the change in intent with regard to the loans from holding them to maturity to holding them for resale results in the loans being accounted for at the lower of cost or fair value rather than at historical cost. Under Generally Accepted Accounting Principles, the difference between cost and the lower fair value is charged to the provision for losses on loans. Refer to the Allowance for Losses on Loans and Nonperforming Loans discussions for additional information regarding loan charge-offs and other items impacting the provision for losses on loans.

Noninterest Income

Noninterest income for the first quarter of 2004 was $175.4 million, an increase of $25.9 million, or 17.3%, from the first quarter of 2003. The major components of noninterest income are presented on the Consolidated Statement of Earnings; following is a discussion of the key components:

Service charges on deposit accounts. These fees were $55.6 million for the first quarter of 2004 compared with $57.7 million during the same period in 2003. The modest decline is primarily attributable to a lower volume of overdraft items and the impact of branch sales.

Mortgage banking revenues. These revenues include origination, servicing and miscellaneous fees, the impact of derivative financial instruments, and gain on sales of mortgages and MSRs. They are also net of MSRs amortization and impairment or recovery. Mortgage banking revenues for the three months ended March 31, 2004 and 2003 are summarized as follows:

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Gain on sales of residential mortgages	$10,051	$42,356
Impact of derivative financial instruments related to secondary marketing	(2,049)	4,779
Impact of derivative financial instruments related to mortgage servicing rights	762	—
Origination and miscellaneous fees	11,312	20,449
Mortgage servicing income	28,753	18,891
Amortization of mortgage servicing rights	(14,852)	(10,267)
Provision for impairment of mortgage servicing rights	(32,653)	(71,535)

Total mortgage banking revenues	$1,324	$4,673

A decrease in loan production from $3.9 billion during the first quarter of 2003 to $2.0 billion in the first quarter of 2004 resulted in a substantial decrease in gains on sale of residential mortgages, as well as decreasing origination and miscellaneous fees. The increase in the MSRs balance from $240.3 million at March 31, 2003 to $325.0 million at March 31, 2004 resulted in increased servicing income and amortization while interest rate movements during the current quarter caused the recognition of additional impairment. The results for the first quarter of 2004 also include a $5.0 million increase in mortgage servicing income due to a change in estimate on late fees on past due loans. In the past, Union Planters has used a method for accounting for late fees that approximated the accrual method. Since December 31, 2002, the component of the serviced loan portfolio represented by government-backed loans has decreased from 12.2% to 8.8%. Historically, the rate of collection of late fees on these loans has been low. Over the same time, the component of the serviced loan portfolio represented by conventional loans has increased from 53.4% to 66.6%. Historically, the rate of collection of late fees on these loans has been much higher. As a result of this shift, Union Planters estimates that a higher percentage of late fees assessed on serviced mortgage loans will actually be collected and has accrued the $5.0 million to reflect the historical rate of collection of all of its servicing portfolio.

Financial services revenues. This category of noninterest income is comprised of trust service fees and commissions, insurance commissions, annuity sales commissions and brokerage fee income. For the first quarter of 2004, these revenues were $19.5 million, a $1.8 million increase from the first quarter of 2003. The primary driver of this increase was trust services income, which was up by $1.2 million as a result of a $1.3 billion increase in trust assets under management, improved market conditions, an 8.4% increase in the number of trust accounts, a more favorable mix towards long-term assets under management and positive overall net inflows compared to the year earlier period. Additionally, brokerage fee income increased $1.0 million and annuity sales income increased $.4 million compared to the first quarter of 2003 as a result of improved stock market performance. These increases were offset by a $.7 million decrease in insurance commissions compared to the first quarter of 2003 due to the discontinuation of certain product offerings as a result of changes in lending regulations.

Factoring commissions and fees. Commissions and fees earned were $9.8 million for the first quarter of 2004 compared with $9.9 million during the first quarter of last year. This decrease is primarily related to a slight decline in the volume of factored receivables. Factoring volume was $905.8 million for the first quarter of 2004 compared to $961.7 million for the same period last year. Factoring fees as a percentage of factored sales purchased increased from .83% during the first quarter of 2003 to .87% during the first quarter of 2004.

Professional employment organization, net revenues. Net revenues were $5.9 million for the first quarter of 2004 compared with $6.4 million during the same period in 2003. The decline in net revenues is principally related to increased workers’ compensation coverage costs.

Bankcard transaction fees. These fees totaled $9.6 million for the current quarter, essentially unchanged from the $9.7 million realized during the same period in 2003.

Available for sale securities gains. Available for sale securities gains for the first quarter were $31.9 million, up $12.9 million compared to the same period last year. From time-to-time, the Company may sell available for sale securities with gains to offset the impact of MSRs impairment.

Other noninterest income. The components of other noninterest income are presented in Note 9 to the unaudited interim consolidated financial statements. Changes in other components include:

•	As part of the ongoing rationalization of the distribution network, Union Planters closed on previously announced branch sales. The sales resulted in $21.1 million in gains and represented approximately $126.5 million and $225.2 million in loans and deposits, respectively.

•	Revenues from merchant services were down $1.0 million during the first quarter of 2004 from the $1.4 million realized during the year earlier period. This was principally due to a decrease in fees generated from referrals under a marketing agreement with a third party.

•	Miscellaneous Fees increased by $1.0 million from the first quarter of 2003 to the first quarter of 2004 as a result of the initiation of a service charge to non-customers for check cashing services which were previously provided free of charge.

Noninterest Expense

Noninterest expense for the first quarter of 2004 was $276.7 million, which compares to $269.7 million for the first quarter of 2003. The Company’s efficiency ratio, which excludes the amortization of all intangibles, for the first quarter of 2004 was 58.99%, compared to 55.47% for the first quarter of 2003 as a result of declining net interest income discussed under net interest income. The efficiency ratio is calculated as noninterest expense (excluding amortization of intangibles) divided by the sum of net interest income (FTE) plus noninterest income (excluding amortization of MSRs).

The major components of noninterest expense are presented on the Consolidated Statement of Earnings; following is a discussion of the key components:

Salaries and employee benefits. These expenses were $137.4 million for the first quarter of 2004 compared with $136.9 million during the first quarter of 2003. Increasing severance costs of $3.1 million as a result of the anticipated merger with Regions Financial Corporation were largely offset by lower compensation costs resulting from a decrease in the number of employees. At March 31, 2004, Union Planters had 10,335 full-time equivalent employees, compared to 10,786 at March 31, 2003.

Occupancy and equipment expense. Net occupancy and equipment expense was $46.1 million for the first quarter of 2004 substantially unchanged from $45.9 million during the first quarter of 2003.

Other intangibles amortization. These expenses were $5.0 million for the first quarter of 2004 and were a slight decrease compared to the first quarter of 2003. Refer to Note 5 to the unaudited interim consolidated financial statements for more information.

Other noninterest expenses. The components of other noninterest expense are presented in Note 9 to the unaudited interim consolidated financial statements. Changes in other components include:

•	Noninterest expense includes $8.3 million of expense during the first quarter of 2004 attributable to an investment in a pass-through entity that generates tax credits that can be utilized to offset federal income tax.

•	For the first quarter of 2004, legal fees increased by $1.7 million compared to the same period in 2003, primarily related to legal services provided in association with the planned merger with Regions Financial Corporation in addition to litigation surrounding collection efforts with respect to an accounts receivable — factoring client whose balance was previously charged off.

•	Advertising and promotion expense for the first quarter of 2004 decreased $3.6 million compared to the first quarter of 2003 due to costs in the prior year associated with new advertising campaigns which were not repeated in 2004.

•	Other contracted services decreased $2.6 million for the first quarter of 2004 compared to the first quarter of 2003, primarily due to expenses during the first quarter of 2003 associated with the restructuring of certain wholly- and majority-owned subsidiaries.

•	Credit related expenses decreased by $1.0 million from the first quarter of 2003 to the first quarter of 2004 driven by reduced appraisal fee expenses resulting from declining mortgage loan production.

•	Consulting fees increased $1.9 million for the first quarter of 2004 compared to the first quarter of 2003, related to several projects, the largest of which is to improve Union Planters’ credit process.

•	Expenses associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected from borrowers when the loans are paid off decreased $1.3 million during the first quarter of 2004 when compared with the year earlier period. The decrease was primarily due to lower payoffs from refinancing activity in the mortgage servicing portfolio.

•	Other real estate expenses increased by $1.9 million for the first quarter of 2004 compared to the first quarter of 2003, due to writedowns on four properties. Increased provisioning for losses on other real estate is the direct result of efforts to improve credit quality and deal aggressively with problem loans.

Income Taxes

Applicable income taxes for the three months ended March 31, 2004 were $29.9 million, resulting in an effective tax rate of 29.00%. Applicable income taxes for the same period in 2003 were $8.8 million, resulting in an effective tax rate of 6.19%. The increase in the effective rate in 2004, as compared to 2003, is due primarily to the net effect of several items. During the first quarter of 2003, the Company recorded current federal tax benefits of $25.0 million related to the completion of a transaction designed to raise Tier 1 capital through the issuance of preferred stock and $11.0 million related to a reversal of a previously established tax liability, that was no longer required. During the first quarter of 2004, the Company made an investment in a pass-through entity that generates tax credits that can be used to offset federal income tax. The first quarter 2004 effective tax rate reflects a reduction of $10.4 million in tax expense ($7.5 million in tax credits and $2.9 million in benefit from the $8.3 million cost (expense) of the credits) arising from this investment. The change in the effective tax rate for the first quarter of 2004 compared to the first quarter of 2003 was further impacted by a decrease in the level of tax-exempt interest income from available for sale securities and other tax planning strategies. The tax expense applicable to available for sale securities gains for the three months ended March 31, 2004 and 2003 was $11.9 million and $6.8 million, respectively.

Business Segment Review

Union Planters is managed along traditional and nontraditional banking lines and has two reportable business segments, Banking and Mortgage Banking. For the first quarter of 2004 and 2003, Banking accounted for 85% and 88%, respectively, of total revenues (the sum of net interest income and noninterest income.) For the same periods, Mortgage Banking accounted for 6% and 3%, respectively. Refer to Note 14 to the unaudited consolidated financial statements for additional information regarding Union Planters’ segments.

Banking. The Banking segment consists of traditional deposit taking and lending functions, including consumer, commercial and corporate lending, as well as the origination of mortgage loans both to be retained in the loan portfolio and to be sold into the secondary market; retail banking; online banking and trade-finance activities. Earnings before income taxes were $141.1 million for the first quarter of 2004 compared with $179.7 million during the first quarter of 2003.

Net Interest Income. Net interest income declined from $272.8 million during the first quarter of 2003 to $242.5 million during the first quarter of 2004, a $30.3 million decrease. The decrease was the result of continued pressure on the net interest margin from historically low interest rates, as well as a reduction in average earning assets. The decline in average earning assets was largely attributable to the refinancing of residential mortgage loans and planned run-off of indirect consumer loans and brokered home equity loans, which were partly offset by increases in home equity lines of credit.

Provision for Losses on Loans. The provision for losses on loans decreased to $25.5 million in the first quarter of 2004, compared to $31.4 million in the first quarter of 2003. The decrease in the provision is attributable to a decrease in nonperforming loans resulting from management’s concerted efforts to improve credit quality, including the planned run-off of higher-risk indirect consumer loans and more stringent underwriting standards.

Noninterest Income. Noninterest income for the first quarter of 2004 was $131.8 million compared to $132.8 million during the year earlier period. Changes in noninterest income were represented by the following:

•	Gain on sales of mortgage loans originated by bank branches decreased $15.8 million, resulting from decreased production and sale activity, consistent with industry trends.

•	Mortgage origination and miscellaneous fees decreased by $9.2 million from the first quarter of 2003 to $11.3 million during the first quarter of 2004.

•	Gain on sales of available for sale securities increased $1.5 million. This increase excludes gains realized on the of sale of a portfolio of available for sale securities purchased to mitigate the impact of changes in the fair value of MSRs in the Mortgage Banking segment.

•	Gain on sale of branches increased from $2.0 million during the first quarter of 2003 to $21.1 million during the first quarter of 2004.

•	Service charges on deposit accounts decreased by $2.1 million as a result of a lower volume of overdraft items and the impact of branch sales.

•	Merchant services income decreased $1.0 million during the first quarter of 2004, principally due to a decrease in the volume of referrals under a marketing agreement.

Noninterest Expense. Noninterest expense was $207.7 million during the first quarter of 2004, an increase of $13.1 million compared to the first quarter of 2003. The increase in noninterest expense for the first quarter of 2004 compared to the first quarter of 2003 is primarily attributable to $8.3 million of expense during the first quarter of 2004 related to an investment in a pass-through entity that generates tax credits that can be utilized to offset federal income tax. In addition, legal fees, consultant fees and other real estate expense also grew. These increases were slightly offset by savings in other contracted services and advertising and promotion.

Mortgage Banking. Mortgage Banking includes the origination, sale and servicing of both fixed- and adjustable-rate single-family first mortgage loans. While certain mortgage loans are retained in the loan portfolio, mortgage loans originated in the Mortgage Banking segment are principally sold into the secondary market, with MSRs typically retained by Union Planters. During the first quarter of 2004, the Mortgage Banking segment generated a before tax loss of $26.7 million, compared to a before tax loss of $28.0 million for the first quarter of 2003.

Net Interest Income. Net interest income was $21.1 million for the first quarter of 2004, compared to $34.7 million for the first quarter of 2003. The decrease is due to diminished loan origination activity and a corresponding decrease in the average balance of mortgage loans held for resale for both periods.

Provision for Losses on Loans. The provision for losses on loans was $21.4 million for the first quarter of 2004, compared to $6.3 million for the first quarter of 2003. The increase was driven by an $18.0 million charge taken as a result of the decision to sell $140.1 million of brokered home equity loans.

Noninterest Income. For the first quarter of 2004, noninterest income was $5.6 million, compared to $(20.1) million for the first quarter of 2003. Changes in noninterest income were represented by the following:

•	Gains on sales of mortgage loans totaled $5.1 million in the first quarter of 2004, compared to $20.9 million in the first quarter of 2003. Origination and miscellaneous fees totaled $11.3 million in the first quarter of 2004, compared to $20.4 million in the first quarter of 2003. This decrease was the result of the substantial decrease in mortgage origination volume from $3.9 billion in the first quarter of 2003 to $2.0 billion in the first quarter of 2004.

•	Impairment charges of $32.7 million and $71.5 million were recognized during the first quarter of 2004 and 2003, respectively, as a result of the historically low interest rate environment.

•	Amortization expense related to MSRs was $14.9 million for the first quarter of 2004, compared to $10.3 million for the first quarter of 2003. The increase is the result of a historically low interest rate environment leading up to the first quarter of 2004 that increased prepayment speed assumptions used in estimating the life of the MSRs along with increased servicing balances.

•	Gain on sales of available for sale securities totaled $11.4 million in the first quarter of 2004; there were no such sales in the first quarter of 2003. The securities sold comprised a portfolio that was established to mitigate the exposure to the volatility associated with the fair value of MSRs.

•	Losses on derivative financial instruments aggregated $1.3 million for the first quarter of 2004, compared to a gain of $4.8 million for the first quarter of 2003. Included in the 2004 loss was a gain of $.8 million from a portfolio of derivative financial instruments that was established during the third quarter of 2003 to mitigate exposure to the volatility associated with the fair value of MSRs.

Noninterest Expense. For the first quarter of 2004, noninterest expense was $31.9 million, compared to $36.3 million for the first quarter of 2003. The decrease was primarily driven by two factors: commissions, which decreased $2.8 million in the first quarter of 2004 due to decreased loan production; and expense associated with the payment of compensating interest to mortgage loan investors in excess of the amount collected from borrowers when the loans are paid off, which decreased $1.3 million in the first quarter of 2003.

Other Nonreportable Segments. Other nonreportable segments include the Company’s wholly-owned subsidiaries, Capital Factors, Inc. and Strategic Outsourcing, Inc., as well as other nontraditional banking lines, including Financial Services and SBA Loan Trading. For the three months ended March 31, 2004, these segments, reported in Note 14 to the unaudited consolidated financial statements as Other Operating Units, experienced an aggregate $3.8 million decrease in earnings before income taxes compared to the same period in 2003. This decline was the result of a $4.9 million increase in the provision for losses on loans. The increase in the provision for losses on loans is related to a $7.8 million charge incurred as a result of the decision to sell a $95.1 million portfolio of rental car fleet loans.

UNION PLANTERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEET AND INTEREST RATES

	Three Months Ended March 31,
	2004			2003
		Interest	FTE		Interest	FTE
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets
Interest-bearing deposits at financial institutions	$84,117	$274	1.31%	$186,914	$452	0.98%
Federal funds sold and securities purchased under agreements to resell	120,625	312	1.04	49,840	155	1.26
Trading account assets	256,421	1,763	2.77	250,235	2,287	3.71
Loans held for resale	736,241	9,927	5.42	2,030,213	28,009	5.60
Available for sale securities (1), (2)
Taxable securities	4,810,959	44,859	3.75	4,394,265	51,757	4.78
Tax-exempt securities	339,611	6,360	7.53	690,028	13,106	7.70

Total available for sale securities	5,150,570	51,219	4.00	5,084,293	64,863	5.17
Commercial, financial and agricultural loans	4,985,149	51,035	4.12	5,180,711	60,993	4.77
Foreign loans	243,235	1,330	2.20	209,377	1,362	2.64
Accounts receivable — factoring	619,509	11,390	7.39	679,816	12,876	7.68
Real estate — construction loans	2,346,914	29,420	5.04	2,269,957	30,081	5.37
Real estate — mortgage loans
Secured by 1-4 family residential	3,552,525	57,951	6.56	4,386,125	81,261	7.51
Non-farm, non-residential properties	5,156,974	69,989	5.46	5,060,147	77,747	6.23
Multifamily (5 or more) residential	852,808	11,216	5.29	834,464	12,880	6.26
Secured by farmland	468,285	6,808	5.85	486,779	7,750	6.46
Home equity	2,118,547	24,117	4.58	1,600,416	18,451	4.68
Consumer loans	1,742,145	30,603	7.07	1,955,312	38,835	8.05
Direct lease financing	45,165	722	6.43	69,735	1,132	6.58

Loans, net of unearned income (1), (3), (4)	22,131,256	294,581	5.35	22,732,839	343,368	6.13

Total earning assets (1), (2), (3), (4)	28,479,230	358,076	5.06	30,334,334	439,134	5.87
Cash and due from banks	742,578			664,796
Premises and equipment, net	506,541			539,439
Allowance for losses on loans	(331,836)			(329,786)
Goodwill and other intangibles, net	906,704			929,323
Other assets	970,592			1,093,892

Total assets	$31,273,809			$33,231,998

Liabilities and shareholders’ equity
Money market accounts	$5,663,604	9,146	0.65	$5,722,316	15,674	1.11
Interest-bearing checking	3,429,944	2,451	0.29	3,462,093	4,729	0.55
Savings deposits	1,488,195	726	0.20	1,408,927	1,755	0.51
Time deposits of $100,000 and over	1,560,888	10,391	2.68	1,643,022	12,768	3.15
Other time deposits	5,477,103	33,301	2.45	6,345,182	45,486	2.91

Total interest-bearing deposits	17,619,734	56,015	1.28	18,581,540	80,412	1.76

Short-term borrowings
Federal funds purchased and securities sold under agreements to repurchase	1,938,704	4,039	0.84	2,547,340	6,859	1.09
Other	231,964	616	1.07	784,140	2,413	1.25

Total short-term debt	2,170,668	4,655	0.86	3,331,480	9,272	1.13

Long-term debt
Federal Home Loan Bank advances	428,748	4,927	4.62	959,857	6,864	2.90
Subordinated capital notes	1,398,716	15,032	4.32	975,030	16,577	6.90
Medium-term senior notes	602,637	5,277	3.52	599,974	6,844	4.63
Obligations for Trust Preferred Securities	212,788	1,935	3.66	209,713	1,819	3.52
Other	184	5	10.93	29,552	509	6.99

Total long-term debt	2,643,073	27,176	4.14	2,774,126	32,613	4.77

Total interest-bearing liabilities	22,433,475	87,846	1.57	24,687,146	122,297	2.01
Noninterest-bearing demand deposits	5,079,356	—		4,672,871	—

Total sources of funds	27,512,831	87,846		29,360,017	122,297

Other liabilities	685,027			691,839
Shareholders’ equity
Preferred stock	9,277			10,158
Common equity	3,066,674			3,169,984

Total shareholders’ equity	3,075,951			3,180,142

Total liabilities and shareholders’ equity	$31,273,809			$33,231,998

Net interest income (1)		$270,230			$316,837

Net interest rate spread (1)			3.48%			3.86%

Net interest margin (1)			3.82%			4.24%

Taxable-equivalent adjustments
Loans		$984			$1,041
Available for sale securities		2,158			4,473

Total		$3,142			$5,514

(1)	Taxable-equivalent yields are calculated assuming a 35% federal income tax rate.	(3)	Includes loan fees in both interest income and the calculation of the yield on income.
(2)	Yields are calculated on historical cost and exclude the impact of the unrealized gain (loss) on available for sale securities.	(4)	Includes loans on nonaccrual status.

FINANCIAL CONDITION

Union Planters’ total assets were $31.5 billion at March 31, 2004, compared to $31.9 billion at December 31, 2003 and $34.2 billion at March 31, 2003. Average assets were $31.3 billion for the first quarter of 2004, compared to $33.2 billion for the first quarter of 2003.

Earning assets at March 31, 2004 were $28.8 billion, compared to $28.9 billion at December 31, 2003 and $31.2 billion at March 31, 2003. Average earning assets were $28.5 billion for the first quarter of 2004, which compares to $30.3 billion for the same period last year and $28.6 billion for the fourth quarter of 2003.

Loans held for resale were $1.1 billion at March 31, 2004, compared to $.8 billion at December 31, 2003 and $2.1 billion at March 31, 2003.

Available for Sale Securities

Union Planters’ available for sale securities portfolio is carried on the balance sheet at fair value and amounted to $5.2 billion at March 31, 2004, compared to $5.0 billion and $6.1 billion at December 31, 2003 and March 31, 2003, respectively. Average available for sale securities were $5.2 billion for the first quarter of 2004, compared with $4.6 billion for the fourth quarter of 2003 and $5.1 billion for the first quarter of 2003. The purchase and sale transactions in the portfolio were designed to adjust the Company’s interest rate risk profile. Gains of $31.9 million were recognized during the first quarter of 2004 on sales of $1.1 billion of securities, compared to gains during the first quarter of 2003 of $19.0 million on sales of $748.0 million of securities.

At March 31, 2004, Union Planters’ available for sale securities had net unrealized gains of $31.6 million (before income taxes). This compares to net unrealized gains of $1.9 million at December 31, 2003. Refer to Note 2 to the unaudited consolidated financial statements for the composition of the investment portfolio at March 31, 2004 and December 31, 2003.

U.S. Treasury and U.S. Government agency obligations represented approximately 78% of the available for sale securities portfolio at March 31, 2004, 55% of which were government collateralized mortgage obligations (CMOs) and mortgage-backed securities issues. Union Planters has some credit risk in the available for sale securities portfolio; however, management does not consider that risk to be significant and does not believe that cash flows will be significantly impacted. At March 31, 2004, the limited credit risk in the investment portfolio consisted of 11% investment grade CMOs, 99% of which are rated A or greater, 4% municipal obligations, 75% of which were rated A or better, and 7% other stocks and securities, primarily Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock. Reference is made to the Net Interest Income and Market Risk and Asset/Liability Management discussions for information regarding the market-risk in the available for sale securities portfolio.

Loans

Loans, net of unearned income at March 31, 2004 were $22.1 billion, compared to $22.0 billion and $22.7 billion at December 31, 2003 and March 31, 2003, respectively. Decreases due to refinancing of residential mortgage loans and planned run-off of indirect consumer loans and brokered home equity loans were partly offset by increases in home equity lines of credit. The loan balance was also impacted by branch divestitures, which resulted in the sale of $126.5 million in loans during the first quarter of 2004. While commercial loan demand was generally soft during the first quarter of 2004, the Company’s larger markets have begun to experience increased commercial loan demand. As the economy continues to improve, commercial loan demand is expected to increase.

Allowance for Losses on Loans

The allowance for losses on loans (the Allowance) at March 31, 2004 was $308.8 million, compared with $330.8 million at December 31, 2003 and $351.0 million at March 31, 2003. The decrease in the Allowance from December 31, 2003 related primarily to the transfer of portfolios of brokered home equity and rental car fleet loans aggregating $235.2 million to loans held for resale based on management’s intent to sell the loans. The transfer of the loans resulted in the release of $43.9 million from the Allowance as the loans were transferred at fair value. Annualized net charge-offs as a percentage of average loans were .73% for the first quarter of 2004, a decrease from .87% in the first quarter of 2003. Union Planters’ loan portfolio has no significant concentration in terms of industry, geography, product type or size of individual borrowing relationship. As detailed in the following tables, the Allowance as a percentage of nonperforming loans at March 31, 2004 remained unchanged from December 31, 2003 at 158%. This consistency prevailed in spite of a decrease in the Allowance due to management’s continued success in reducing the amount of nonperforming loans. Over the remainder of 2004, management expects that the level of nonperforming loans will continue to gradually decrease, assuming a stable or improving economy. While a decrease is expected during the year, the level of nonperforming loans may rise and fall at various times during 2004. Similarly, management believes that net charge-offs will also continue to decline during 2004 as long as economic conditions continue to improve. While the timing of the actual charge-off of loans for which reserves have been established is uncertain, management believes that all inherent loan losses have been adequately provided for in the Allowance. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

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

A periodic review of selected credits (based on loan size) is conducted to identify loans with heightened risk or inherent losses. The primary responsibility for this review rests with the management personnel assigned with accountability for the credit relationship. This review is supplemented with periodic reviews by Union Planters’ credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. These reviews provide information, which assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be quantified and recognized.

The following table provides a reconciliation of the Allowance at the dates indicated and certain key ratios for the three-month periods ended March 31, 2004 and 2003 and for the year ended December 31, 2003:

	Three Months Ended
	March 31,		Year Ended
			December 31,
	2004	2003	2003
	(Dollars in thousands)
Beginning balance	$330,826	$350,931	$350,931
Loans charged off
Commercial, financial and agricultural	(23,896)	(17,520)	(75,736)
Foreign	(12)	(2,093)	(2,179)
Accounts receivable — factoring	(4,769)	(11,270)	(47,519)
Real estate — construction	(1,814)	(1,677)	(9,662)
Real estate — mortgage
Secured by 1-4 family residential	(5,997)	(8,449)	(42,225)
Non-farm, nonresidential properties	(5,066)	(2,291)	(12,348)
Multifamily (5 or more) residential	(243)	(1,551)	(2,866)
Secured by farmland	(379)	(55)	(883)
Home equity	(1,370)	(920)	(5,813)
Consumer	(6,501)	(11,444)	(42,325)
Direct lease financing	(57)	(442)	(493)

Total charge-offs	(50,104)	(57,712)	(242,049)

Recoveries on loans previously charged off
Commercial, financial and agricultural	2,791	2,406	11,734
Foreign	33	358	2,633
Accounts receivable — factoring	1,512	750	2,159
Real estate — construction	613	162	865
Real estate — mortgage
Secured by 1-4 family residential	442	388	1,904
Non-farm, nonresidential properties	354	600	4,230
Multifamily (5 or more) residential	7	9	87
Secured by farmland	38	55	195
Home equity	68	188	855
Consumer	3,985	4,178	17,659
Direct lease financing	5	—	172

Total recoveries	9,848	9,094	42,493

Net charge-offs	(40,256)	(48,618)	(199,556)
Provision charged to expense	62,823	48,649	181,539
Allowance related to the transfer of certain loans to loans held for resale and sale of loans	(44,630)	—	(2,088)

Balance at end of period	$308,763	$350,962	$330,826

Total loans, net of unearned income, at end of period	$22,065,288	$22,714,615	$21,996,037
Average total loans, net of unearned income, during period	$22,131,256	$22,732,839	$22,464,454
Credit Quality Ratios
Allowance for losses on loans/loans, net of unearned income	1.40%	1.55%	1.50%
Net charge-offs/average loans, net of unearned income (1)	.73	.87	.89
Provision for losses on loans/average loans, net of unearned income (1)	1.14	.87	.81

(1)	Amounts annualized for March 31, 2004 and 2003.

The increase in the first quarter of 2004 in charge-offs of commercial, financial and agricultural loans is primarily due to write-downs of three large credits for which specific reserves had already been established in earlier periods. The decrease in charge-offs of accounts receivable — factoring compared to the first quarter of 2003 primarily relates to charge-offs during the first quarter of 2003 for receivables Union Planters purchased from multiple factoring clients that were due from one customer that the factoring clients have in common, a multi-national retailer of consumer goods that has recently emerged from bankruptcy proceedings. Union Planters established a specific reserve for this customer during 2002. The decrease in the first quarter of 2004 in charge-offs of consumer loans is primarily the result of more stringent underwriting standards established by management during the first quarter of

2003 as well as the implementation of new collection processes during 2003. Both of these initiatives are part of management’s ongoing efforts to improve credit quality.

Nonperforming Assets

Nonaccrual, Restructured and Past Due Loans and Foreclosed Properties

	March 31,
			December 31,
	2004	2003	2003
	(Dollars in thousands)
Nonaccrual loans	$195,204	$242,740	$209,455
Restructured loans	298	481	302

Total nonperforming loans	195,502	243,221	209,757
Foreclosed properties
Other real estate owned, net	49,249	68,676	49,808
Other foreclosed property	7,532	995	2,236

Total foreclosed properties	56,781	69,671	52,044

Total nonperforming assets	$252,283	$312,892	$261,801

Loans past due 90 days or more and still accruing interest	$186,658	$266,026	$203,991
Less: FHA/VA government-insured/guaranteed loans past due 90 days or more and still accruing interest	(30,295)	(62,099)	(44,148)

Loans past due 90 days or more and still accruing interest, net of FHA/VA government-insured/guaranteed loans	$156,363	$203,927	$159,843

Ratios
Nonperforming loans/loans, net of unearned income(2)	.88%	1.07%	.95%
Nonperforming assets/loans, net of unearned income plus foreclosed properties(2)	1.14	1.37	1.19
Allowance for losses on loans/nonperforming loans	158	144	158
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	.84	1.17	.93
Excluding FHA/VA government-insured/guaranteed loans:(1)
Loans past due 90 days or more and still accruing interest/loans, net of unearned income	.71	.91	.73

(1)	Ratio calculations exclude FHA/VA government-insured guaranteed loans, which represent minimal credit risk to Union Planters.

(2)	Includes nonperforming loans in loans held for resale.

The breakdown of nonaccrual loans and loans past due 90 days or more and still accruing interest is as follows:

	Nonaccrual Loans			Loans Past Due 90 Days or More
	March 31,			March 31,
			December 31,			December 31,
	2004	2003	2003	2004	2003	2003
	(Dollars in thousands)
Loan Type
Commercial, financial and agricultural	$99,378	$98,755	$108,926	$11,871	$16,823	$14,723
Foreign	83	5,124	83	4,786	426	—
Real estate — construction	16,698	30,798	18,354	1,897	8,371	1,505
Real estate — mortgage
Secured by 1-4 family residential	15,175	26,714	15,729	116,551	155,339	119,054
FHA/VA government-insured/guaranteed	561	576	525	30,295	62,099	44,148
Non-farm, nonresidential properties	43,785	61,267	42,923	7,177	6,105	9,849
Multifamily (5 or more) residential	10,733	11,022	12,311	849	3,944	303
Secured by farmland	6,270	5,100	7,313	2,461	874	2,862
Home equity	2,003	2,458	2,519	5,787	5,381	5,539
Consumer	518	926	772	4,388	5,605	5,296
Direct lease financing	—	—	—	596	1,059	712

Total	$195,204	$242,740	$209,455	$186,658	$266,026	$203,991

Nonperforming assets and past due loans. Nonperforming assets decreased $9.5 million compared to the fourth quarter of 2003, the lowest level since March 2001. Management anticipates further reductions in nonperforming assets this year, subject to favorable economic and business conditions as a result of management’s continued commitment to improving credit quality. These are forward-looking statements, and actual results could differ because of several factors, including those mentioned in the Cautionary Statements Regarding Forward-Looking Information at the beginning of this discussion.

Loans past due 90 days or more and still accruing interest decreased $17.3 million from December 31, 2003, to .84% of loans at March 31, 2004, compared to .93% at December 31, 2003 and 1.17% at March 31, 2003, respectively. The preceding table details the composition of these loans.

Potential Problem Assets

Potential problem assets consist of assets that are generally secured and are not currently considered nonperforming. They include those assets where information about possible credit problems has raised serious doubts as to the ability of the borrowers to comply with present repayment terms. Historically, such assets have been loans, which have ultimately become nonperforming. At March 31, 2004, Union Planters had potential problem assets (all loans) aggregating $28.5 million, comprised of three loans, the largest of which was $13.0 million. This compares to potential problem assets (all loans) aggregating $37.1 million, comprised of three loans at December 31, 2003. The preceding statements are based on information available as of March 31, 2004. The receipt of information subsequent to this date could result in changes in the actual amounts and numbers of problem assets. These are forward-looking statements, and actual results could differ because of several factors, including those identified in this discussion and in the discussion of Cautionary Statements Regarding Forward-Looking Information.

Deposits

Union Planters’ deposit base is its primary source of liquidity and consists of deposits from the communities served in Union Planters’ twelve-state market area. The composition of average deposits was as follows:

	Three Months Ended
	March 31,		December 31,
	2004	2003	2003
	(Dollars in thousands)
Noninterest-bearing deposits	$5,079,356	$4,672,871	$5,122,324
Money market deposits	5,663,604	5,722,316	5,924,499
Interest-bearing checking	3,429,944	3,462,093	3,444,034
Savings deposits	1,488,195	1,408,927	1,472,907

Total transaction and saving accounts	15,661,099	15,266,207	15,963,764

Other time deposits	5,477,103	6,345,182	5,684,255
Time deposits of $100,000 and over	1,560,888	1,643,022	1,569,161

Total time deposits	7,037,991	7,988,204	7,253,416

Total average deposits	$22,699,090	$23,254,411	$23,217,180

Average deposits decreased $518.1 million for the first quarter of 2004 compared to the fourth quarter of 2003 and $555.3 million compared to the first quarter of 2003. Most of the overall decline in average deposits in the current quarter from previous quarters related to time deposit and money market accounts due to the low level of interest rates. An additional factor in the decline in the deposit balance was branch divestitures, which resulted in the sale of $225.2 million in deposits during the first quarter of 2004. A major deposit campaign is planned for the second quarter of 2004 to offset this decline.

Borrowings

Total borrowings at March 31, 2004 were $4.68 billion, compared to $5.08 billion at December 31, 2003 and $5.28 billion at March 31, 2003. The decrease in debt from December 31, 2003 is primarily related to the decrease in federal funds sold and securities purchased under agreements to resell. The decrease from March 31, 2003 is the result of diminished funding needs due to a significant decrease in loans held for resale. The Consolidated Average Balance Sheet and Interest Rates and Note 6 to the unaudited consolidated financial statements provide additional information regarding Union Planters’ borrowings.

Shareholders’ Equity

Union Planters’ total shareholders’ equity increased $40.8 million from December 31, 2003 to $3.11 billion at March 31, 2004. The major items affecting shareholders’ equity are as follows:

•	$9.2 million increase due to retained net earnings (net earnings less dividends paid)

•	$4.4 million increase due to common stock issued for employee benefit plans

•	$19.4 million increase due to the net change in the unrealized gain or loss on available for sale securities

•	$7.1 million increase due to the net change in the unrealized gain on cash flow hedges

Capital Adequacy

The following table presents information concerning Union Planters Corporation’s and Union Planters Bank, National Association’s risk-based capital and capital adequacy ratios. The regulatory capital ratios qualify Union Planters Bank, National Association for the “well-capitalized” regulatory classification.

Union Planters Corporation
Risk-Based Capital

	March 31,
	2004	2003	December 31, 2003
	(Dollars in millions)
Tier 1 capital	$2,431	$2,579	$2,404
Total risk-based capital	3,943	3,729	3,908
Risk-weighted assets	24,985	25,681	25,043
Ratios
Leverage (1)	8.01%	8.00%	7.89%
Tier 1 risk-based capital	9.74	10.04	9.60
Total risk-based capital	15.78	14.52	15.60
Total shareholders’ equity/total assets (at period-end)	9.86	9.63	9.61

(1)	Based on period-end capital and quarterly adjusted average assets.

Union Planters Bank, National Association
Risk-Based Capital

	March 31,
			December 31,
	2004	2003	2003
	(Dollars in millions)
Tier 1 capital	$2,408	$2,367	$2,427
Total capital	3,004	2,976	3,027
Risk-weighted assets	24,878	25,491	24,880
Ratios
Leverage (1)	8.02%	7.43%	8.05%
Tier 1 risk-based capital	9.68	9.29	9.76
Total risk-based capital	12.08	11.68	12.17

(1)	Based on period-end capital and quarterly adjusted average assets.

Accounting changes

For information regarding accounting standards issued which will be adopted in future periods, refer to Note 1 to the unaudited consolidated financial statements.

Liquidity

Union Planters requires liquidity sufficient to meet cash requirements for deposit withdrawals, to make new loans and satisfy loan commitments, to take advantage of attractive investment opportunities and to repay borrowings at maturity. Deposits, available for sale securities and money market investments are Union Planters’ primary sources of liquidity. Liquidity is also achieved through short-term borrowings, borrowings under available lines of credit, and issuance of securities and debt instruments in the financial markets. Union Planters believes it has adequate liquidity to meet its operating requirements.

At April 1, 2004, the parent company could have received dividends from subsidiaries of $2.2 million without prior regulatory approval. The payment of dividends by Union Planters’ subsidiaries will be dependent on the future earnings and capital and liquidity considerations. Management believes that the parent company has adequate liquidity to meet its cash needs, including the payment of its regular dividends and servicing of its debt.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

Union Planters’ assets and liabilities are principally financial in nature, and the resulting earnings, primarily net interest income, are subject to change as a result of fluctuations in market interest rates and the mix of the various assets and liabilities. Interest rates in the financial markets affect pricing decisions on assets and liabilities, and the resulting net interest income represents approximately 61% of Union Planters’ revenues, on a fully taxable equivalent basis, for the three months ended March 31, 2004. Consequently, a substantial part of Union Planters’ risk-management activities are devoted to managing interest rate risk. Currently, Union Planters does not have significant risks related to foreign exchange, commodities or equity risk.

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

Interest Rate Shock Scenario	12 Months Percentage Change from Stable
+200 basis points	-10.0%
+100 basis points	-7.5
-100 basis points	-7.5
-200 basis points	-10.0

•	Stable rates (base) — current market interest rates remain unchanged.

•	Shocks of +100 and +200 basis points where market interest rates receive an immediate, parallel and sustained increase along the stable rate curve, and administered interest rates are adjusted based on management’s assumptions.

•	Shocks of -200 and -100 basis points where market interest rates receive an immediate, parallel and sustained decrease along the stable rate curve, and administered interest rates are adjusted based on management’s assumptions.

As of March 31, 2004, simulation analysis indicated that the Company’s earnings would decrease under scenarios of dramatically lower rates as compared to scenarios of stable rates. The following table depicts how sensitive Union Planters’ net interest income is to immediate parallel shifts in rates.

	March 31,	December 31,
	2004	2003
	(Dollars in millions)
+200 basis point rate shock	$8.1	$13.0
+100 basis point rate shock	4.0	8.0
-100 basis point rate shock	(21.3)	(18.2)

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

Item 4 — Controls and Procedures

Union Planters maintains disclosure controls and procedures that are designed to ensure that information Union Planters is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Union Planters’ management has evaluated, with the participation of Union Planters’ Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2004, Union Planters’ disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There was no change in Union Planters’ internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Union Planters’ internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

Union Planters and/or its various subsidiaries are parties to certain pending or threatened civil actions, which are described in Note 23 to Union Planters’ consolidated financial statements in Item 3, Part I of Union Planters’ Form 10-K for the year ended December 31, 2003, to which reference is made. Various other legal proceedings pending against Union Planters and /or its subsidiaries have arisen in the ordinary course of business.

While it is impossible to predict with certainty the outcome of any legal proceeding, based upon present information, including evaluations by outside counsel, management is of the opinion that neither Union Planters’ financial position, results of operations nor liquidity will be materially adversely, affected by the ultimate resolution of pending or threatened legal proceedings. There were no material developments during the first quarter of 2004 in any of the pending or threatened actions that affected such opinion.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits and Reports on Form 8-K

Exhibits:

2	Agreement and Plan of Merger, dated as of January 22, 2004, by and between Regions Financial Corporation and Union Planters Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Regions Financial Corporation on January 30, 2004 (Commission File No. 001-31307))
4	Amendment to Rights Agreement, dated January 22, 2004, by and between Union Planters Corporation and American Stock Transfer & Trust Company (incorporated by reference to Form 8-A/A Amendment No. 2 filed by Union Planters Corporation on January 30, 2004, Commission File No. 001-10160)
10(a)	Amendment to the Amended and Restated Employment Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of January 22, 2004 (incorporated by reference to Exhibit 10(p) to Union Planters Corporation’s Form 10-K dated December 31, 2003, Commission File No. 1-10160)
10(b)	Amendment Number Three to the Supplemental Executive Retirement Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of January 22, 2004 (incorporated by reference to Exhibit 10(t) to Union Planters Corporation’s Form 10-K dated December 31, 2003, Commission File No. 1-10160)
10(c)	Letter Agreement regarding the Supplemental Executive Retirement Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of January 22, 2004 (incorporated by reference to Exhibit 10(u) to Union Planters Corporation’s Form 10-K dated December 31, 2003, Commission File No. 1-10160)
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Additional exhibits furnished with this report:
32(a)	906 Certification of Chief Executive Officer
32(b)	906 Certification of Chief Financial Officer

Reports on Form 8-K filed or furnished during the quarter ended March 31, 2004:

	Date of Current Report	Subject
1.	January 15, 2004	Press release announcing Fourth Quarter and Year-End 2003 operating results, furnished under Item 12.
2.	January 20, 2004	Slides referred to in a prerecorded earnings message and a transcript of the earnings message, furnished under Item 12.
3.	January 30, 2004	Copy of Agreement and Plan of Merger, dated as of January 22, 2004, by and between Union Planters Corporation and Regions Financial Corporation, filed under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION PLANTERS CORPORATION (Registrant)

Date: May 10, 2004	By:	/s/ Jackson W. Moore

Jackson W. Moore, Chairman,
President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ Bobby L. Doxey

Bobby L. Doxey,
Senior Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Exhibit Index

Exhibit
Number	Description
2	Agreement and Plan of Merger, dated as of January 22, 2004, by and between Regions Financial Corporation and Union Planters Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Regions Financial Corporation on January 30, 2004 (Commission File No. 001-31307))
4	Amendment to Rights Agreement, dated January 22, 2004, by and between Union Planters Corporation and American Stock Transfer & Trust Company (incorporated by reference to Form 8-A/A Amendment No. 2 filed by Union Planters Corporation on January 30, 2004, Commission File No. 001-10160)
10(a)	Amendment to the Amended and Restated Employment Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of January 22, 2004 (incorporated by reference to Exhibit 10(p) to Union Planters Corporation’s Form 10-K dated December 31, 2003, Commission File No. 1-10160)
10(b)	Amendment Number Three to the Supplemental Executive Retirement Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of January 22, 2004 (incorporated by reference to Exhibit 10(t) to Union Planters Corporation’s Form 10-K dated December 31, 2003, Commission File No. 1-10160)
10(c)	Letter Agreement regarding the Supplemental Executive Retirement Agreement by and between Union Planters Corporation and Jackson W. Moore, dated as of January 22, 2004 (incorporated by reference to Exhibit 10(u) to Union Planters Corporation’s Form 10-K dated December 31, 2003, Commission File No. 1-10160)
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer
32(a)	Section 906 Certification of Chief Executive Officer
32(b)	Section 906 Certification of Chief Financial Officer